Form 10-K
period 2012-12-31
TCF FINANCIAL CORP
filed 2013-02-22
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Wayzata, Minnesota 55391-1693
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock (par value $.01 per share)	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 7.50% Series A Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
6.45% Series B Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $1,679,746,532.

As of February 15, 2013, there were 163,699,081 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 24, 2013 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank (“TCF Bank”), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets). TCF delivers retail banking products in over 30 states and commercial banking products in markets served by TCF Bank.  TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries, commercial inventory finance in the U.S. and Canada and, to a limited extent, in other foreign countries and indirect auto finance business in over 40 states.  TCF generated total revenue, defined as net interest income plus non-interest income, of $1.2 billion, $1.1 billion and $1.2 billion in the U.S. during 2012, 2011 and 2010, respectively.  International revenue during the same respective years was $21.3 million, $10.4 million and $4.3 million.

At December 31, 2012, TCF had total assets of $18.2 billion and was the 39th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2012. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. TCF’s growth strategies have included the development of new products and services, acquisitions and new branch expansion. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s reportable segments are comprised of Lending, Funding and Support Services. Lending includes retail lending, commercial banking and the national lending businesses. TCF’s national lending businesses include leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Treasury services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) – Results of Operations – Reportable Segment Results” and Note 24 of Notes to Consolidated Financial Statements for information regarding revenue, income and assets for each of TCF’s reportable segments.

Lending

TCF’s lending strategy is to originate diversified portfolios of high credit quality, primarily secured, loans and leases.

Retail Lending  TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, autos, vacations and education. TCF’s retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or revolving line of credit. TCF does not have any consumer real estate subprime lending programs nor did it ever originate or purchase from brokers, 2/28 adjustable-rate mortgages (“ARM”) or option ARM loans. During 2012, TCF expanded its junior lien activity through the development of a national lending platform focused on junior lien loans to high credit quality customers.

Commercial Real Estate and Business Lending  Commercial real estate loans are loans originated by TCF that are secured by commercial real estate including retail centers, multi-family housing, office buildings and, to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary banking markets.

Commercial business loans are loans originated by TCF that are generally secured by various types of business assets including inventory, receivables, equipment or financial instruments. In limited cases, loans may be originated on an unsecured basis. Commercial business loans are used for a variety of purposes including working capital and financing the purchase of equipment. In 2012, TCF developed a capital funding business specializing in secured, asset-backed and cash flow lending to smaller middle-market companies in the United States.

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Approximately 85% of TCF’s commercial business loans outstanding at December 31, 2012, were to borrowers based in its primary banking markets.

Leasing and Equipment Finance  TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech business essential equipment such as computers, servers, telecommunication and other technology equipment.

Inventory Finance  TCF Inventory Finance, Inc. (“Inventory Finance”) originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation focuses on establishing relationships with distributors, dealer buying groups and manufacturers, giving TCF access to thousands of independent retailers in the areas of powersports, lawn and garden, recreational vehicle, marine, electronics and appliance, and specialty vehicles. TCF Inventory Finance operates in the United States and Canada and, to a limited extent, in other foreign countries. TCF Inventory Finance’s portfolio outstandings are impacted by seasonal shipment and sales activities as dealers receive inventory shipments in anticipation of the upcoming selling season while carrying current season product. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.

Auto Finance  On November 30, 2011, TCF entered the indirect auto lending market through the acquisition of Gateway One Lending & Finance, LLC (“Gateway One”).  Headquartered in Anaheim, California, Gateway One originates and services loans on new and used autos to customers through relationships established with nearly 6,200 franchised and independent dealers in over 40 states. Gateway One’s business strategy is to maintain strong relationships with key personnel at the dealerships. These relationships are a significant driver in generating volume and executing a high-touch underwriting approach to minimize credit losses.

Funding

Branch Banking  Deposits from consumers and small businesses are a primary source of TCF’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF’s primary banking markets through the offering of a broad selection of deposit products, including free checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. TCF’s marketing strategy emphasizes attracting deposits, primarily in checking accounts, savings accounts and certificates of deposits. Such deposit accounts are a source of low cost funds and provide fee income, including banking fees and service charges.

At December 31, 2012, TCF had 428 branches, consisting of 192 traditional branches, 228 supermarket branches and 8 campus branches. TCF operates 194 branches in Illinois, 108 in Minnesota, 53 in Michigan, 36 in Colorado, 25 in Wisconsin, 7 in Arizona, 4 in Indiana and 1 in South Dakota. Of its 228 supermarket branches, TCF had 157 branches in SUPERVALU’s Jewel-Osco® stores at December 31, 2012.  See Item 1A. Risk Factors for additional information regarding the risks related to TCF’s supermarket branch relationships.

Campus banking represents an important part of TCF’s branch banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois and two other universities. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of the college campuses of these universities.

TCF provides multi-purpose campus cards for many of these universities. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. As of April 2012, TCF was ranked the 5th largest in number of campus card banking relationships in the United States. At December 31, 2012, there were $284.5 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota to sponsor its on-campus football stadium, “TCF Bank Stadium®,” which opened in 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Maintaining fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of regulations.  Providing a wide range of branch banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. TCF offers retail checking account customers low-cost, convenient access to funds at local merchants and ATMs through its debit card programs. TCF’s debit card programs are supported by interchange fees charged to retailers. Key drivers of banking fees and service charges are the number of deposit accounts and related transaction activity.

TCF’s card revenues have been impacted by the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which regulates debit-card interchange fees. The final rule, which became effective on October 1, 2011, sets a base interchange fee limit of 21 cents, plus a per transaction component of 5 basis points, and a one cent charge if issuers comply with certain fraud protection provisions. The impact of the rule resulted in a decrease in TCF’s card revenue of $43.2 million, or 45%, for the year ended December 31, 2012 compared with the year ended December 31, 2011. See “Item 7. Management’s Discussion and Analysis – Consolidated Income Statement Analysis – Non-Interest Income” for additional information.

Treasury Services  Treasury Services’ primary responsibility is management of liquidity, capital, interest rate risk, and portfolio investments and borrowings.  Treasury Services has authority to invest in various types of liquid assets including, but not limited to, United States Department of the Treasury (“U.S. Treasury”) obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. Treasury Services also has the authority to enter into wholesale borrowing transactions which may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds, and other permitted borrowings from credit worthy counterparties.

Information concerning TCF’s FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in “Item 7. Management’s Discussion and Analysis – Consolidated Financial Condition Analysis – Borrowings” and in Notes 11 and 12 of Notes to Consolidated Financial Statements.

Support Services

TCF’s support services business segment consists of the holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

Other Information

Activities of Subsidiaries of TCF  TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF Bank’s subsidiaries principally engage in leasing and equipment finance, inventory finance and auto finance activities. See “Item 1. Business – Lending” for more information.

Competition  TCF competes with a number of depository institutions and financial service providers and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer, and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment, inventory and automobiles and leasing of equipment. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees  As of December 31, 2012, TCF had 7,328 employees, including 2,175 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is subject to extensive regulatory oversight. TCF Financial, as a publicly held bank holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. TCF Financial’s primary regulator is the Federal Reserve and TCF Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”).

Regulatory Capital Requirements  TCF Financial and TCF Bank are subject to regulatory capital requirements of the Federal Reserve and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed to be unsafe or unsound or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that undercapitalized institutions be subjected to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF and TCF Bank are “well-capitalized” under the FDICIA capital standards.

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

Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its preferred and common stock, to pay TCF Financial’s obligations, or to meet other cash needs. The ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and regulatory capital requirements and may be subject to regulatory approval.

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

A holding company must serve as a source of strength for its subsidiary banks, and the Federal Reserve may require a holding company to contribute additional capital to an under-capitalized subsidiary bank. In addition, the OCC may assess TCF Financial if it believes the capital of TCF Bank has become impaired. If TCF Financial were to fail to pay such an assessment within three months, the Board of Directors must cause the sale of TCF Bank’s stock to cover a deficiency in the capital. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

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

Insurance of Accounts  As a result of the FDIC issuing a Final Rule implementing Section 343 of the Dodd-Frank Act in 2010, all non-interest bearing transaction accounts at all FDIC-insured institutions were fully insured through December 31, 2012, regardless of the balance of the account. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. Beginning January 1, 2013, non-interest bearing transaction accounts are not insured separately from a depositor’s other deposit accounts held at an FDIC-insured institution. Instead, non-interest bearing transaction accounts will be added to any of a depositor’s other deposit accounts and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250 thousand per depositor, at each separately chartered FDIC-insured institution.

On April 1, 2011, the FDIC adopted a final rule requiring changes in the FDIC insurance rate calculations for banks over $10 billion in total assets. Prior to the passage of the Dodd-Frank Act, FDIC insurance premiums were assessed as a percentage of insured deposits. Under Section 331 of the Dodd-Frank Act, the assessment base is now defined as average total assets minus average tangible equity. Thus, the new base contains liabilities that were not previously included in the calculation. In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on certain insured deposits to pay for the interest cost of Financing Corporation bonds. The Financing Corporation annual assessment rate for 2012 was 66 cents for each $100 of deposits. Financing Corporation assessments of $1.1 million, $1.2 million and $1.2 million were paid by TCF Bank in 2012, 2011 and 2010, respectively.

The Dodd-Frank Act gave the FDIC much greater discretion to manage the Deposit Insurance Fund (“DIF”).  Among other things, The Dodd-Frank Act: (1) raised the minimum designated reserve ratio (“DRR”) from 1.15% to 1.35% and removed the upper limit on the DRR; (2) requires the DIF to reach 1.35% by September 30, 2020; (3) requires that in setting assessments the FDIC offset the effect of the DRR reaching 1.35% by September 30, 2020, rather than 1.15% by the end of 2016, on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC pay dividends from the fund when the DRR is between 1.35% and 1.5%; and (5) continued the FDIC’s authority to declare dividends when the DRR at the end of a calendar year is at least 1.5%.  On December 15, 2010, the FDIC set the DRR at 2.0% and it has not changed since that time.

The Dodd-Frank Act requires that, for at least five years, the FDIC must make available to the public the reserve ratio using both estimated insured deposits and the new assessment base. As of September 30, 2012, the DIF ratio calculated by the FDIC using estimated insured deposits was .35%. The DIF reserve ratio would have been .21% using the new assessment base. In 2012, the annual insurance premiums on bank deposits insured by the DIF with at least $10 billion in total assets ranged from 2.5 cents to 45 cents per $100 of deposits.

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the Federal Reserve, the OCC, the Consumer Financial Protection Bureau (the “CFPB”) and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act of 1970 (the “BSA” or “Bank Secrecy Act”), the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation.

In its 2009 examinations of TCF’s compliance with the BSA, the OCC identified instances of non-compliance that constitute a program violation. On July 20, 2010, TCF Bank agreed to the issuance of a Consent Order (the “Order”) by the OCC, TCF Bank’s primary banking regulator, addressing certain matters related to the BSA. The Order required TCF Bank to address deficiencies in TCF Bank’s BSA program identified by the OCC, including review and revision of TCF Bank’s BSA risk assessment, BSA Compliance Program, and Suspicious Activity Report filing procedures and processes. The OCC did not identify any systemic undetected criminal activity or money laundering. TCF Bank was also required to address the performance of appropriate due diligence when an account is opened, and to review transactions since November 2008 for compliance. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to this review.  Pursuant to this agreement, TCF agreed to pay a $10 million civil money penalty. TCF Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion.

Subsidiaries of TCF Bank may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain activities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act  Congress enacted the Dodd-Frank Act in July 2010. The Dodd-Frank Act created the CFPB and gave it broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws, with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any consumer financial product or service. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including TCF Bank.

Additionally, the Dodd-Frank Act:

• Directed the Federal Reserve to issue rules limiting debit-card interchange fees for larger banks;

• Removed, after a three-year phase-in period which began January 1, 2013, trust preferred securities as a permitted component of a bank holding company’s Tier 1 capital;

• Eliminated federal preemption for subsidiaries of national banks and federal savings associations;

• Provided for new disclosure and other requirements relating to executive compensation and corporate governance, including requiring an advisory vote on executive compensation (“Say on Pay”);

• Provided for mortgage reform addressing a customer’s ability to repay, restricted variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable rate loan, and made more loans subject to requirements for higher cost loans, new disclosures and certain other restrictions;

• Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008; and allowed depository institutions to pay interest on business checking accounts, and

• Required publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

Taxation

Federal Taxation  The statute of limitations applicable to TCF’s consolidated federal income tax returns is closed through 2008.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Item 1A. Risk Factors”.

See “Item 7. Management’s Discussion and Analysis – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 13 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

Available Information

TCF’s website, http://ir.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF’s Annual Report and periodic filings required by the United States Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. TCF’s Compensation/Nominating/Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and changes to Codes of Ethics and information on all of TCF’s securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-03-A, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

Various risks and uncertainties may affect TCF’s business.  Any of the risks described below or elsewhere in this Annual Report on Form 10-K or TCF’s other SEC filings may have a material impact on TCF’s financial condition or results of operations.

TCF’s earnings are significantly affected by general economic and political conditions.

TCF’s operations and profitability are impacted by general business and economic conditions in the local markets in which TCF operates, the U.S. generally and abroad.  Economic conditions have a significant impact on the demand for TCF’s products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms.  A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF’s financial condition and results of operations.

Additionally, adverse economic conditions may result in a decline in demand for some types of equipment that TCF leases or finances, which could result in a decline in the amount of new equipment being placed in service, as well as declines in equipment values for equipment already in service.  Adverse economic conditions may also hinder TCF from expanding the inventory or auto finance businesses by limiting its ability to attract and retain manufacturers and dealers as expected.  Any such difficulties in TCF’s equipment, inventory and auto finance businesses could have a material adverse effect on its financial condition and results of operations.

TCF is subject to interest rate risk.

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

TCF’s liquidity could be limited by an inability to access the capital markets or unforeseen outflows of cash, which could arise due to circumstances outside of its control, such as a general market disruption or an operational problem that affects TCF or third parties.  TCF’s credit rating is important to its liquidity.  A further reduction or anticipated reduction in TCF’s credit ratings could adversely affect the ability of TCF Bank and its subsidiaries to lend and its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.  An inability to meet its funding needs on a timely basis could have a material adverse effect on TCF’s financial condition and results of operations.

TCF Financial relies on dividends from TCF Bank for most of its liquidity.

TCF Financial is a separate and distinct legal entity from its banking and other subsidiaries.  A substantial portion of TCF Financial’s liquidity comes from dividends from TCF Bank.  These dividends, which are limited by various federal and state regulations, are the principal source of funds to pay dividends on its preferred and common stock and to meet its other cash needs.  In the event TCF Bank is unable to pay dividends to it, TCF Financial may not be able to pay dividends or other obligations, which would have a material adverse effect on TCF’s financial condition and results of operations.

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

TCF’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  TCF routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients.  As a result, defaults by, or even rumors regarding, any financial institutions, or the financial services industry generally, could lead to losses or defaults by TCF or a counterparty.  Many of these transactions expose TCF to credit risk in the event of default of the counterparty or client.  In addition, TCF’s credit risk may be exacerbated when the collateral held by TCF cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial exposure.  Any such losses could have a material adverse effect on TCF’s financial condition and results of operations.

TCF relies on its systems and counterparties, and any failures could have a material adverse effect on its financial condition and results of operations.

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF’s businesses depend on their ability to process, record and monitor a large number of complex transactions.  If any of TCF’s financial, accounting or other data processing systems fail or if personal information of TCF’s customers or clients were mishandled or misused (whether by employees or counterparties), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

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

TCF faces cyber-security and other external risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect TCF’s reputation and could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s computer systems and network infrastructure present security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft.  For example, in October 2012, a hacker group launched a denial of service attack against a number of large financial services institutions.  Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and TCF may not be able to anticipate or prevent all such attacks. While TCF has not experienced a material cyber-security breach, TCF experiences periodic threats to its data and systems, including malware and computer virus attacks, attempted unauthorized access of accounts, and attempts to disrupt our systems.  TCF may incur increasing costs in an effort to minimize these risks, could be held liable for, and could suffer reputational damage as a result of, any security breach or loss.

The success of TCF’s supermarket branches depends on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations.

A significant financial decline or change in ownership involving one of TCF’s supermarket partners, including SUPERVALU Inc., which accounts for over 95% of TCF’s supermarket branches, could result in the loss of supermarket branches or could increase costs to operate the supermarket branches.  At December 31, 2012, TCF had 228 supermarket branches.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits.  TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner, especially in light of SUPERVALU’s announcement on January 10, 2013 that it had entered into an agreement to sell several of its supermarket chains, including Jewel-Osco®; in which TCF has 157 branches.  Also, continued difficult economic conditions, or financial or labor difficulties in the supermarket industry, may reduce activity in TCF’s supermarket branches.  As a result, continued economic difficulties for SUPERVALU or any of TCF’s other supermarket partners, or uncertainties relating to the sale of the Jewel-Osco chain, could have a material adverse effect on TCF’s financial condition and results of operations.

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

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation, which may increase in connection with current economic and market conditions.  TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies.  In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks.  Some of TCF’s competitors have fewer regulatory constraints or lower cost structures.  Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally highly depend, could present operational issues and require considerable capital spending.  As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF’s financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient.

All borrowers have the potential to default, and TCF’s remedies may not fully satisfy the obligations owed to TCF.  TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans and leases.  The level of the allowance for loan and lease losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan portfolio.  The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan and lease losses.  In addition, bank regulatory agencies periodically review TCF’s allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different than those of management.  An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF’s financial condition and results of operations.

TCF is subject to extensive government regulation and supervision.

TCF Financial, its subsidiary TCF Bank and certain indirect subsidiaries are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect TCF’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of such statutes, regulations or policies, could affect TCF in substantial and unpredictable ways.  Such changes could subject TCF to additional costs, limit the types of financial services and products it may offer or increase the ability of non-banks to offer competing financial services and products, among other things.  Additionally, while TCF has policies and procedures designed to prevent violations of the extensive federal and state regulations it is subject to, there can be no assurance that such violations will not occur, and failure to comply with these statutes, regulations or policies could result in sanctions against TCF by regulatory agencies, civil money penalties and reputational damage, any of which could have a material adverse effect on its financial condition and results of operations.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), the Bank Secrecy Act and similar laws require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts.  Failure to comply with these regulations could result in sanctions and possibly fines.  In the past, several financial institutions have received sanctions and some have incurred large fines for non-compliance.  On January 25, 2013, TCF entered into a settlement agreement with the OCC related to TCF’s past compliance with the Bank Secrecy Act of 1970 (“BSA” or the “Bank Secrecy Act”), pursuant to which TCF agreed to pay a $10 million civil money penalty. Violations of these regulations could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact TCF significantly.  The Federal Reserve regulates the supply of money and credit in the U.S.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and also affect the value of financial instruments that TCF holds.  Those policies determine to a significant extent the cost of funds for lending and investing.  Changes in those policies are beyond TCF’s control and are difficult to predict.  Federal Reserve policies can also affect TCF’s borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services.  This could adversely affect the borrower’s earnings and ability to repay its loan.  As a result, changes to the fiscal and monetary policies by the Federal Reserve could have a material adverse effect on TCF’s financial condition and results of operations.

Proposed and future legislative and regulatory initiatives may substantially increase compliance burdens, which could have a material adverse effect on TCF’s financial condition and results of operations.

Future legislative and regulatory initiatives cannot be fully or accurately predicted.  Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions.    For example, Congress enacted the Dodd-Frank Act in July 2010.  Uncertainty remains as to many aspects of its ultimate impact, which could have a material adverse effect on the financial services industry as a whole and, specifically, on TCF’s financial condition and results of operations.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has examination and enforcement authority over TCF Bank and its subsidiaries, and gave it broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers.  The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The term “abusive” is new and untested, and TCF cannot predict how it will be enforced.

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

TCF’s internal controls may be ineffective.

Management regularly reviews and updates TCF’s internal controls, disclosure controls and procedures and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of TCF’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its financial condition and results of operations.

Negative publicity could damage TCF’s reputation.

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in TCF’s business.  Negative public opinion could adversely affect TCF’s ability to keep and attract employees and customers and expose it to adverse legal and regulatory consequences.  Negative public opinion could result from TCF’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information or from actions taken by government regulators and community organizations in response to such conduct.  Because TCF conducts most of its businesses under the “TCF” brand, negative public opinion about one business could affect its other businesses.

Acquisitions may disrupt TCF’s business and dilute stockholder value.

TCF regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with banks or other financial institutions.  As a result, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  TCF seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Acquiring other banks, businesses or branches involves potential adverse impact to TCF’s results of operations and various other risks commonly associated with acquisitions, such as: difficulty in estimating the value of the target company; payment of a premium over book and market values that may dilute TCF’s tangible book value and earnings per share in the short- and long-term; potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence or other projected benefits; potential disruption to TCF’s business; potential diversion of TCF management’s time and attention; potential loss of key employees and customers of TCF or the target company; and potential changes in banking or tax laws or regulations that may affect the target company.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks.  For example, consumers can now maintain funds that would have previously been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the loss of lower-cost deposits as a source of funds could have a material adverse effect on TCF’s financial condition and results of operations.

Changes in accounting policies or in accounting standards could materially affect how TCF reports its financial condition and results of operations.

TCF’s accounting policies are fundamental to the understanding of its financial condition and results of operations.  Some of these policies require the use of estimates and assumptions that may affect the value of TCF’s assets or liabilities and results of operations.  Some of TCF’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts would be reported if different estimates or assumptions were used.  If such estimates or assumptions underlying the financial statements are incorrect, TCF could experience material losses.  From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of TCF’s financial statements.  These changes are beyond TCF’s control, can be difficult to predict and could materially impact how TCF reports its financial condition and results of operations.  Additionally, TCF could be required to apply a new or revised standard retrospectively, resulting in it restating prior period financial statements in material amounts.

TCF is subject to examinations and challenges by tax authorities.

TCF is subject to federal and state income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations or in how the regulations are interpreted could have a material adverse effect on TCF’s results of operations. In the normal course of business, TCF is routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments TCF has made and the businesses in which it has engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in TCF’s favor, they could have a material adverse effect on TCF’s financial condition and results of operations.

Additionally, if TCF’s Real Estate Investment Trust (“REIT”) affiliate fails to qualify as a REIT, or if states enact legislation taxing REITs or related entities, TCF’s tax expense would increase. TCF’s REIT and related companies must meet specific provisions of the Internal Revenue Code of 1986, as amended, and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.

Significant legal actions could subject TCF to substantial uninsured liabilities.

TCF is subject to various claims related to its operations.  These claims and legal actions, including supervisory actions by its regulators, could involve large monetary claims or penalties, as well as significant defense costs.  To protect itself from the cost of these claims, TCF maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations.  However, TCF’s insurance coverage only covers certain types of liability, and such insurance may not continue to be available to TCF at a reasonable cost, or at all.  As a result, TCF may be exposed to substantial uninsured liabilities, which could have a material adverse effect on TCF’s financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices  At December 31, 2012, TCF owned the buildings and land for 144 of its bank branch offices, owned the buildings but leased the land for 23 of its bank branch offices and leased or licensed the remaining 261 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Lending and Funding reportable segments. Bank branch properties owned by TCF had an aggregate net book value of approximately $274.6 million at December 31, 2012. At December 31, 2012, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $17.7 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $62.2 million at December 31, 2012. For more information on premises and equipment, see Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB. From time to time, borrowers and other customers, employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions being brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.  TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF Bank is currently subject to a Consent Order, dated July 20, 2010, with the OCC relating to identified instances of non-compliance with the Bank Secrecy Act of 1970 (“Bank Secrecy Act”) that constituted a program violation. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to TCF’s past compliance with the Bank Secrecy Act, pursuant to which TCF agreed to pay a $10 million civil money penalty.  TCF Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Consent Order in a timely fashion.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF’s common stock trades on the New York Stock Exchange under the symbol “TCB”. The following table sets forth the high and low prices and dividends declared for TCF’s common stock. The stock prices represent the high and low sale prices for TCF common stock on the New York Stock Exchange Composite Tape, as reported by Bloomberg.

As of January 31, 2013, there were 6,619 holders of record of TCF’s common stock.

	High	Low	Dividends Declared
2012
Fourth Quarter	$12.49	$10.45	$.05
Third Quarter	12.43	9.59	.05
Second Quarter	12.53	10.43	.05
First Quarter	12.58	10.04	.05
2011
Fourth Quarter	$11.68	$ 8.61	$.05
Third Quarter	14.37	8.66	.05
Second Quarter	16.04	13.37	.05
First Quarter	17.37	14.60	.05

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Plan and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF’s Board of Directors. TCF’s management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Also, dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF’s common stock.  In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC.  Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock.  In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval.  See “Item 1. Business – Regulation – Regulatory Capital Requirements”, “Item 1. Business – Regulation – Restrictions on Distributions” and Note 15 of Notes to Consolidated Financial Statements.

Total Return Performance

The following graph compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2007 and reinvestment of all dividends).

The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2012, which is a change in the timing of the determination of the peer group from the Prior TCF Peer Group used in 2011, which measured assets as of December 31.  The TCF Peer Group and Prior TCF Peer Group are shown below for comparison purposes.

TCF Stock Performance Chart

	Year Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
TCF Financial Corporation	100.00	80.97	83.12	91.56	64.76	77.67
SNL Bank and Thrift (1)	100.00	57.51	56.74	63.34	49.25	66.14
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
TCF Peer Group (2)	100.00	91.46	84.07	93.37	78.97	89.72
Prior TCF Peer Group (3)	100.00	91.34	83.98	93.33	78.80	90.16

(1)     Includes all major exchange (NYSE, NYSE MKT, NASDAQ) banks and thrifts in SNL’s coverage universe (457 companies as of December 31, 2012).

(2)     The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2012.  The TCF Peer Group includes: Associated Banc-Corp; Astoria Financial Corporation; BancorpSouth, Inc.; Bank of Hawaii Corporation; BankUnited, Inc.; BOK Financial Corporation; Cathay General Bancorp; Central Bancompany, Inc.; City National Corporation; Commerce Bancshares, Inc.; Cullen/Frost Bankers, Inc.; East West Bancorp, Inc.; EverBank Financial Corp; F.N.B. Corporation; First BanCorp.; First Citizens BancShares, Inc.; First Horizon National Corporation; First National of Nebraska, Inc.; First Niagara Financial Group, Inc.; First Republic Bank; FirstMerit Corporation; Flagstar Bancorp, Inc.; Fulton Financial Corporation; Hancock Holding Company; Hudson City Bancorp, Inc.; IBERIABANK Corporation; International Bancshares Corporation; Investors Bancorp, Inc. (MHC); New York Community Bancorp, Inc.; People’s United Financial, Inc.; Popular, Inc.; PrivateBancorp, Inc.; Prosperity Bancshares, Inc.; Signature Bank; Susquehanna Bancshares, Inc.; SVB Financial Group; Synovus Financial Corp.; TFS Financial Corporation (MHC); UMB Financial Corporation; Umpqua Holdings Corporation; Valley National Bancorp; Washington Federal, Inc.; Webster Financial Corporation; and Wintrust Financial Corporation.

(3)     The Prior TCF Peer Group would have consisted of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of December 31, 2012.  As compared to the current TCF Peer Group, the Prior TCF Peer Group would have excluded Central Bancompany, Inc., First Citizens BancShares, Inc., First National of Nebraska, Inc., and International Bancshares Corporation due to year-end financial data being unavailable for these institutions and would have included Texas Capital Bancshares, Inc. due to the company’s total assets exceeds $10 billion during the fourth quarter of 2012.

Repurchases of TCF Stock

The following table summarizes common stock share repurchase activity for the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1 to October 31, 2012
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	4,938	$11.95	N.A.	N.A.
November 1 to November 30, 2012
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
December 1 to December 31, 2012
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
Total
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	4,938	$11.95	N.A.	N.A.

N.A. Not Applicable.

(1)     The current share repurchase authorization was approved by the Board of Directors on April 14, 2007 and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. TCF has not repurchased shares since October 2007. Future repurchases will be based upon capital levels, growth expectations and market opportunities and may be subject to regulatory approval. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. This authorization does not have an expiration date.

(2)     Represents restricted stock withheld pursuant to the terms of awards under the TCF Financial Incentive Stock Program to offset tax withholding obligations that occur upon vesting and release of restricted stock. The TCF Financial Incentive Stock Program provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.  Historical data is not necessarily indicative of TCF’s future results of operations or financial condition.  See “Item 1A. Risk Factors.”

Five Year Financial Summary

Consolidated Income:

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands, except per-share data)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Total revenue	$ 1,270,442	$ 1,144,122	$ 1,237,187	$ 1,158,861	$ 1,092,108	11.0%	3.1%
Net interest income	$ 780,019	$ 699,688	$ 699,202	$ 633,006	$ 593,673	11.5	7.2
Provision for credit losses	247,443	200,843	236,437	258,536	192,045	23.2	34.1
Fees and other revenue	388,191	437,171	508,862	496,468	474,061	(11.2)	(4.6)
Gains on securities, net	102,232	7,263	29,123	29,387	16,066	N.M.	50.4
Visa share redemption	–	–	–	–	8,308	N.M.	N.M.
Non-interest expense	811,819	764,451	756,335	756,655	718,853	6.2	4.4
Loss on termination of debt	550,735	–	–	–	–	N.M.	N.M.
Total non-interest expense	1,362,554	764,451	756,335	756,655	718,853	78.2	15.8
(Loss) income before income tax (benefit) expense	(339,555)	178,828	244,415	143,670	181,210	N.M.	(197.7)
Income tax (benefit) expense	(132,858)	64,441	90,171	49,811	68,096	N.M.	N.M.
Income (loss) attributable to non-controlling interest	6,187	4,993	3,297	(410)	–	23.9	N.M.
Net (loss) income attributable to TCF Financial Corporation	(212,884)	109,394	150,947	94,269	113,114	N.M.	(195.2)
Preferred stock dividends	5,606	–	–	18,403	2,540	N.M.	N.M.
Net (loss) income available to common stockholders	$ (218,490)	$ 109,394	$ 150,947	$ 75,866	$ 110,574	N.M.	(195.7)
Per common share:
Basic earnings	$ (1.37)	$ .71	$ 1.08	$ .60	$ .88	N.M.	(191.6)
Diluted earnings	$ (1.37)	$ .71	$ 1.08	$ .60	$ .88	N.M.	(191.6)
Dividends declared	$ .20	$ .20	$ .20	$ .40	$ 1.00	–	(27.1)

Consolidated Financial Condition:

	At December 31,					Compound Annual Growth Rate
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Loans and leases	$ 15,425,724	$ 14,150,255	$ 14,788,304	$ 14,590,744	$ 13,345,889	9.0%	4.3%
Securities available for sale	712,091	2,324,038	1,931,174	1,910,476	1,966,104	(69.4)	(18.4)
Total assets	18,225,917	18,979,388	18,465,025	17,885,175	16,740,357	(4.0)	2.7
Checking, savings and money market deposits	11,759,289	11,136,389	10,556,788	10,380,814	7,647,069	5.6	9.9
Certificates of deposit	2,291,497	1,065,615	1,028,327	1,187,505	2,596,283	115.0	.3
Total deposits	14,050,786	12,202,004	11,585,115	11,568,319	10,243,352	15.2	8.0
Borrowings	1,933,815	4,388,080	4,985,611	4,755,499	4,660,774	(55.9)	(17.2)
Equity	1,863,373	1,868,133	1,471,663	1,175,362	1,493,776	(.3)	11.1
Book value per common share	9.79	11.65	10.30	9.10	8.99	(16.0)	2.4

Financial Ratios:

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Return on average assets	(1.14)%	.61%	.85%	.54%	.69%
Return on average common equity	(13.33)	6.32	10.67	6.57	10.03
Net interest margin (1)	4.65	3.99	4.15	3.87	3.91
Average total equity to average assets	9.66	9.24	7.83	7.20	7.04

(1)     Net interest income divided by average interest-earning assets.

Credit Quality Ratios:

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Non-accrual loans and leases to total loans and leases	2.46%	2.11%	2.33%	2.03%	1.29%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	3.07	3.03	3.26	2.74	1.75
Allowance for loan and lease losses to total loans and leases	1.73	1.81	1.80	1.68	1.29
Net charge-offs as a percentage of average loans and leases	1.54	1.45	1.47	1.34	.78

N.M. Not Meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with the Consolidated Financial Statements in Item 8 and Selected Financial Data in Item 6.

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. At December 31, 2012, TCF had 428 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include organic growth in existing businesses, the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. In 2012, TCF continued to focus on asset growth in its national lending businesses as it focused on making these businesses a more substantial part of its loan and lease portfolio. Additionally, TCF reintroduced free checking, bringing an increase in new account production and a decrease in account attrition.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 61.4% and 61.2% of TCF’s total revenue in 2012 and 2011, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of the slowing of the economy, changing customer behavior and the impact of the implementation of new regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity.

In 2011, TCF introduced a new anchor checking account that replaced its free checking product. This new anchor checking account required a monthly maintenance fee if specific requirements were not met by the customer.  After listening to customer feedback, in June 2012, TCF introduced TCF Free CheckingSM to focus on quality customer relationships. TCF Free Checking has no monthly maintenance fee and no minimum balance requirement.

TCF continues to be the 15th largest issuer of Visa® consumer debit cards in the United States, based on payment volumes for the three months ended September 30, 2012, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. In October 2011, Section 1075 (commonly known as the “Durbin Amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) went into effect, which reduced the amount of interchange revenue recognized on transaction activity. For 2012, the Durbin Amendment was in effect for the full year.

Over the years, TCF has diversified its revenue sources through the growth of its national lending businesses. These businesses generate a growing portion of fee revenue through leasing revenue, gain on sale of loans and other fees for value added services and products provided.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for 2012, 2011 and 2010 and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted loss per common share of $1.37 for 2012, compared with diluted earnings per common share of 71 cents for  2011 and $1.08 for 2010. TCF reported a net loss of $218.5 million for the year ended December 31, 2012, compared with net income of $109.4 million and $150.9 million for the years ended December 31, 2011 and 2010, respectively. TCF’s 2012 net loss included a net, after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012.

On March 13, 2012, TCF announced the repositioning of its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities, which resulted in a $119.9 million reduction to the cost of borrowings, partially offset by a $47.1 million reduction of interest income on lower levels of mortgage-backed securities for 2012. TCF’s long-term, fixed-rate debt was originated at market rates that prevailed prior to the 2008 economic crisis and were significantly above current market rates.  In addition, in late January 2012, the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014.  As a result, this action better positioned TCF for the current interest rate outlook while reducing interest rate risk.

The return on average assets was a negative 1.14% in 2012, compared with positive returns on average assets of .61% in 2011 and .85% in 2010.  The return on common equity was a negative 13.33% in 2012, compared with a positive return of 6.32% in 2011 and 10.67% in 2010.  The effective income tax rate for 2012 was 39.1%, compared with 36% in 2011 and 36.9% in 2010.

Reportable Segment Results

Lending  TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  The lending portfolio consists of retail lending, commercial banking and the national lending businesses. The national lending businesses are comprised of leasing and equipment finance, inventory finance and auto finance.  Lending’s consistent disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income attributable to common stockholders of $30.9 million for 2012, compared with net income of $31.5 million in 2011.

Lending net interest income for 2012 was $524.4 million, up 11.5% from $470.2 million for 2011. This increase was primarily due to an increase in the average balances in the national lending businesses, partially offset by yield compression due to the continued low interest rate environment.

Lending provision for credit losses totaled $245.4 million in 2012, up 23.8% from $198.1 million for 2011. The increase was primarily due to the implementation of clarifying regulatory guidance on consumer loans and increased provision in the commercial portfolio as TCF aggressively addressed credit issues.  See Item 7. Management’s Discussion and Analysis – “Consolidated Income Statement Analysis – Provision for Credit Losses” section for further discussion.

Lending non-interest income totaled $138.5 million in 2012, up 36.8% from $101.2 million for 2011, primarily due to gains on sales of auto finance and consumer real estate loans. See Item 7. Management’s Discussion and Analysis – “Consolidated Income Statement Analysis – Non-Interest Income” for further discussion.

Lending non-interest expense totaled $367.2 million for 2012, up 15.3% from $318.4 million for 2011. The increase was primarily due to the full year impact of the acquisition and ramp-up of the recently acquired auto finance business as well as increased staffing levels to support the new Bombardier Recreational Products, Inc. (“BRP”) program in inventory finance.

Funding  TCF’s funding is primarily derived from branch banking, consumer and small business deposits, and treasury investments.  With a renewed focus on quality customer relationships through the introduction of TCF Free Checking, deposits provide a source of low-cost funds and fee income.  Borrowings may be used to offset reductions in deposits or to support expanded lending activities.  Funding reported a net loss of $239.1 million for 2012, compared with net income of $77.5 million in 2011. The net loss in 2012 was due to the balance sheet repositioning completed in the first quarter of 2012.

Funding net interest income for 2012 was $258.3 million, up 11.5% from $231.6 million in 2011 primarily related to the reduced costs of borrowings resulting from the balance sheet repositioning, partially offset by a reduction of interest income as a result of lower levels of mortgage backed securities.

Funding non-interest income totaled $338.9 million in 2012, down 6% from $360.6 million in 2011. The decrease was primarily due to lower banking fees and revenues related to changes in our deposit product fee structure and the full year effect of the new regulations limiting interchange fees associated with our debit card transactions.

Funding non-interest expense totaled $969.5 million in 2012, up from $463.8 million in 2011. The increase was primarily due to the loss on termination of debt of $550.7 million in the first quarter of 2012 in connection with the balance sheet repositioning.

Support Services  TCF’s Support Services segment consists of the holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. Support Services reported a net loss attributable to common stockholders of $9.9 million and $4.6 million for 2012 and 2011, respectively.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 61.4% of TCF’s total revenue in 2012, 61.2% in 2011 and 56.5% in 2010. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-performing assets, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011			Change
			Yields			Yields			Yields and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	(bps)
Assets:
Investments and other	$ 574,422	$ 10,404	1.81%	$ 820,981	$ 7,836.95%		$ (246,559)	$ 2,568	86
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	1,055,868	35,143	3.33	2,198,188	85,138	3.87	(1,142,320)	(49,995)	(54)
U.S. Treasury securities	–	–	–	48,178	34.07		(48,178)	(34)	(7)
Other securities	180	7	3.70	329	16	4.86	(149)	(9)	(116)
Total securities available for sale (1)	1,056,048	35,150	3.33	2,246,695	85,188	3.79	(1,190,647)	(50,038)	(46)
Loans and leases held for sale	46,201	3,689	7.98	1,215	131	10.78	44,986	3,558	(280)
Loans and leases:
Consumer real estate:
Fixed-rate	4,254,039	252,233	5.93	4,627,047	281,427	6.08	(373,008)	(29,194)	(15)
Variable-rate	2,503,473	126,158	5.04	2,386,234	122,532	5.13	117,239	3,626	(9)
Total consumer real estate	6,757,512	378,391	5.60	7,013,281	403,959	5.76	(255,769)	(25,568)	(16)
Commercial:
Fixed- and adjustable-rate	2,691,004	149,793	5.57	2,854,327	164,368	5.76	(163,323)	(14,575)	(19)
Variable-rate	794,214	30,653	3.86	710,758	30,742	4.33	83,456	(89)	(47)
Total commercial	3,485,218	180,446	5.18	3,565,085	195,110	5.47	(79,867)	(14,664)	(29)
Leasing and equipment finance	3,155,946	170,991	5.42	3,074,207	184,575	6.00	81,739	(13,584)	(58)
Inventory finance	1,434,643	88,934	6.20	856,271	61,583	7.19	578,372	27,351	(99)
Auto finance	296,083	17,949	6.06	363	13	3.31	295,720	17,936	275
Other	16,549	1,332	8.05	19,324	1,702	8.81	(2,775)	(370)	(76)
Total loans and leases (2)	15,145,951	838,043	5.53	14,528,531	846,942	5.83	617,420	(8,899)	(30)
Total interest-earning assets	16,822,622	887,286	5.27	17,597,422	940,097	5.34	(774,800)	(52,811)	(7)
Other assets(3)	1,233,042			1,194,550			38,492
Total assets	$18,055,664			$18,791,972			$ (736,308)
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,311,561			$ 1,414,659			$ (103,098)
Small business	738,949			698,903			40,046
Commercial and custodial	317,432			291,986			25,446
Total non-interest bearing deposits	2,367,942			2,405,548			(37,606)
Interest-bearing deposits:
Checking	2,256,237	3,105.14		2,114,098	4,451.21		142,139	(1,346)	(7)
Savings	6,037,939	19,834.33		5,671,889	28,942.51		366,050	(9,108)	(18)
Money market	770,104	2,859.37		658,693	2,951.45		111,411	(92)	(8)
Subtotal	9,064,280	25,798.28		8,444,680	36,344.43		619,600	(10,546)	(15)
Certificates of deposit	1,727,859	15,189.88		1,103,231	8,764.79		624,628	6,425	9
Total interest-bearing deposits	10,792,139	40,987.38		9,547,911	45,108.47		1,244,228	(4,121)	(9)
Total deposits	13,160,081	40,987.31		11,953,459	45,108.38		1,206,622	(4,121)	(7)
Borrowings:
Short-term borrowings	312,417	937.30		49,442	171.35		262,975	766	(5)
Long-term borrowings	2,426,655	62,680	2.58	4,500,564	192,984	4.29	(2,073,909)	(130,304)	(171)
Total borrowings	2,739,072	63,617	2.32	4,550,006	193,155	4.24	(1,810,934)	(129,538)	(192)
Total interest-bearing liabilities	13,531,211	104,604.77		14,097,917	238,263	1.69	(566,706)	(133,659)	(92)
Total deposits and borrowings	15,899,153	104,604.66		16,503,465	238,263	1.44	(604,312)	(133,659)	(78)
Other liabilities	412,170			551,206			(139,036)
Total liabilities	16,311,323			17,054,671			(743,348)
Total TCF Financial Corp. stockholders’ equity	1,729,537			1,729,660			(123)
Non-controlling interest in subsidiaries	14,804			7,641			7,163
Total equity	1,744,341			1,737,301			7,040
Total liabilities and equity	$18,055,664			$18,791,972			$ (736,308)
Net interest income and margin		$782,682	4.65%		$701,834	3.99%		$ 80,848	66

(1)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(2)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(3)  Includes operating leases.

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010			Change
(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$ 820,981	$ 7,836.95%		$ 337,279	$ 5,509	1.63%	$483,702	$ 2,327	(68)
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	2,198,188	85,138	3.87	1,817,413	80,332	4.42	380,775	4,806	(55)
U.S. Treasury securities	48,178	34.07		71,233	93.13		(23,055)	(59)	(6)
Other securities	329	16	4.86	454	20	4.41	(125)	(4)	45
Total securities available for sale (1)	2,246,695	85,188	3.79	1,889,100	80,445	4.26	357,595	4,743	(47)
Loans and leases held for sale	1,215	131	10.78	–	–	–	1,215	131	1,078
Loans and leases:
Consumer real estate:
Fixed-rate	4,627,047	281,427	6.08	5,082,487	313,573	6.17	(455,440)	(32,146)	(9)
Variable-rate	2,386,234	122,532	5.13	2,148,171	116,436	5.42	238,063	6,096	(29)
Total consumer real estate	7,013,281	403,959	5.76	7,230,658	430,009	5.95	(217,377)	(26,050)	(19)
Commercial:
Fixed- and adjustable-rate	2,854,327	164,368	5.76	2,956,699	176,018	5.95	(102,372)	(11,650)	(19)
Variable-rate	710,758	30,742	4.33	730,325	30,604	4.19	(19,567)	138	14
Total commercial	3,565,085	195,110	5.47	3,687,024	206,622	5.60	(121,939)	(11,512)	(13)
Leasing and equipment finance	3,074,207	184,575	6.00	3,056,006	196,570	6.43	18,201	(11,995)	(43)
Inventory finance	856,271	61,583	7.19	677,214	49,881	7.37	179,057	11,702	(18)
Auto finance	363	13	3.31	–	–	–	363	13	331
Other	19,324	1,702	8.81	26,576	2,303	8.67	(7,252)	(601)	14
Total loans and leases (2)	14,528,531	846,942	5.83	14,677,478	885,385	6.03	(148,947)	(38,443)	(20)
Total interest-earning assets	17,597,422	940,097	5.34	16,903,857	971,339	5.75	693,565	(31,242)	(41)
Other assets(3)	1,194,550			1,286,683			(92,133)
Total assets	$18,791,972			$18,190,540			$601,432
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,414,659			$ 1,429,436			$ (14,777)
Small business	698,903			641,412			57,491
Commercial and custodial	291,986			284,750			7,236
Total non-interest bearing deposits	2,405,548			2,355,598			49,950
Interest-bearing deposits:
Checking	2,114,098	4,451.21		2,071,990	6,466.31		42,108	(2,015)	(10)
Savings	5,671,889	28,942.51		5,410,681	40,023.74		261,208	(11,081)	(23)
Money market	658,693	2,951.45		656,691	4,532.69		2,002	(1,581)	(24)
Subtotal	8,444,680	36,344.43		8,139,362	51,021.63		305,318	(14,677)	(20)
Certificates of deposit	1,103,231	8,764.79		1,054,179	10,208.97		49,052	(1,444)	(18)
Total interest-bearing deposits	9,547,911	45,108.47		9,193,541	61,229.67		354,370	(16,121)	(20)
Total deposits	11,953,459	45,108.38		11,549,139	61,229.53		404,320	(16,121)	(15)
Borrowings:
Short-term borrowings	49,442	171.35		124,891	474.38		(75,449)	(303)	(3)
Long-term borrowings	4,500,564	192,984	4.29	4,580,786	208,972	4.56	(80,222)	(15,988)	(27)
Total borrowings	4,550,006	193,155	4.24	4,705,677	209,446	4.45	(155,671)	(16,291)	(21)
Total interest-bearing liabilities	14,097,917	238,263	1.69	13,899,218	270,675	1.95	198,699	(32,412)	(26)
Total deposits and borrowings	16,503,465	238,263	1.44	16,254,816	270,675	1.66	248,649	(32,412)	(22)
Other liabilities	551,206			511,589			39,617
Total liabilities	17,054,671			16,766,405			288,266
Total TCF Financial Corp. stockholders’ equity	1,729,660			1,415,161			314,499
Non-controlling interest in subsidiaries	7,641			8,974			(1,333)
Total equity	1,737,301			1,424,135			313,166
Total liabilities and equity	$18,791,972			$18,190,540			$601,432
Net interest income and margin		$701,834	3.99%		$700,664	4.15%		$ 1,170	(16)

(1)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(2)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(3)  Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
	Versus Same Period in 2011			Versus Same Period in 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments and Other	$ (2,883)	$ 5,451	$ 2,568	$ 5,355	$ (3,028)	$ 2,327
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	(39,388)	(10,607)	(49,995)	15,522	(10,716)	4,806
Debentures	–	–	–	–	–	–
U.S. Treasury Securities	(34)	–	(34)	(24)	(35)	(59)
Other securities	(6)	(3)	(9)	(6)	2	(4)
Total securities available for sale	(40,689)	(9,349)	(50,038)	14,171	(9,428)	4,743
Loans and leases held for sale	3,591	(33)	3,558	131	–	131
Loans and leases:
Consumer home equity:
Fixed-rate	(22,841)	(6,353)	(29,194)	(27,755)	(4,391)	(32,146)
Variable-rate	5,596	(1,970)	3,626	12,443	(6,347)	6,096
Total consumer real estate	(15,072)	(10,496)	(25,568)	(12,729)	(13,321)	(26,050)
Commercial:
Fixed- and adjustable-rate	(9,439)	(5,136)	(14,575)	(5,992)	(5,658)	(11,650)
Variable-rate	3,383	(3,472)	(89)	(832)	970	138
Total commercial	(4,475)	(10,189)	(14,664)	(6,740)	(4,772)	(11,512)
Leasing and equipment finance	4,776	(18,360)	(13,584)	1,165	(13,160)	(11,995)
Inventory finance	36,609	(9,258)	27,351	12,903	(1,201)	11,702
Auto finance	17,869	67	17,936	13	–	13
Other	(233)	(137)	(370)	(639)	38	(601)
Total loans and leases	34,374	(43,273)	(8,899)	(8,915)	(29,528)	(38,443)
Total interest income	(42,714)	(10,097)	(52,811)	38,821	(70,063)	(31,242)
Interest expense:
Checking	279	(1,625)	(1,346)	129	(2,144)	(2,015)
Savings	1,754	(10,862)	(9,108)	1,851	(12,932)	(11,081)
Money market	460	(552)	(92)	14	(1,595)	(1,581)
Certificates of deposit	5,341	1,084	6,425	460	(1,904)	(1,444)
Borrowings:
Short-term borrowings	792	(26)	766	(264)	(39)	(303)
Long-term borrowings	(69,951)	(60,353)	(130,304)	(3,614)	(12,374)	(15,988)
Total borrowings	(60,665)	(68,873)	(129,538)	(6,802)	(9,489)	(16,291)
Total interest expense	(9,230)	(124,429)	(133,659)	4,081	(36,493)	(32,412)
Net interest income	$(32,277)	$113,125	$ 80,848	$ 28,190	$(27,020)	$ 1,170

(1)          Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income, including the impact of tax equivalent adjustments, was $782.7 million for 2012, an increase of 11.5% from $701.8 million in 2011, which was up .2% from $700.7 million in 2010. The increase in net interest income in 2012 was primarily due to the balance sheet repositioning completed in the first quarter of 2012.  Additionally, net interest income increased due to higher average loan balances in the national lending business, partially offset by reduced interest income due to both lower yields and lower average balances of consumer real estate and commercial loans.  The increase in net interest income in 2011 was primarily due to reductions in deposit rates, reduced interest expense on long-term borrowings and additional interest earned due to loan growth in inventory finance, mostly offset by decreases in interest earned on consumer loans and equipment finance loans and leases.

Net interest margin was 4.65%, 3.99% and 4.15% for 2012, 2011 and 2010, respectively. The increase in 2012 was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning, partially offset by a reduction in interest income on mortgage-backed securities and rate compression as the national lending portfolio repriced in the low rate environment.  The decrease in 2011 was primarily due to increased asset liquidity and decreased levels of higher yielding loans and leases as a result of the lower interest rate environment, partially offset by lower average cost of deposits and borrowings.

Provision for Credit Losses  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors, such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.

The following table summarizes the composition of TCF’s provision for credit losses for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,						Change
(Dollars in thousands)	2012		2011		2010		2012/2011		2011/2010
Consumer real estate	$178,496	72.1%	$163,696	81.5%	$137,746	58.3%	$14,800	9.0%	$ 25,950	18.8%
Commercial	43,498	17.6	25,555	12.7	67,374	28.5	17,943	70.2	(41,819)	(62.1)
Leasing and equipment finance	10,054	4.1	7,395	3.7	24,883	10.5	2,659	36.0	(17,488)	(70.3)
Inventory finance	6,060	2.4	1,318.7		2,220.9		4,742	N.M.	(902)	(40.6)
Auto finance	6,726	2.7	–	–	–	–	6,726	N.M.	–	N.M.
Other	2,609	1.1	2,879	1.4	4,214	1.8	(270)	(9.4)	(1,335)	(31.7)
Total	$247,443	100.0%	$200,843	100.0%	$236,437	100.0%	$46,600	23.2%	$(35,594)	(15.1)%

N.M. Not Meaningful

TCF provided $247.4 million for credit losses in 2012, compared with $200.8 million in 2011 and $236.4 million in 2010. The increase in provision expense during 2012 was primarily due to $36.9 million related to the impact of clarifying bankruptcy-related regulatory guidance adopted in 2012, and increased provision in the commercial portfolio as TCF aggressively addressed non-performing assets and classified loans during 2012. The decrease in provision expense during 2011 was driven by decreases in commercial and leasing and equipment finance net charge-offs and reserves as customer performance improved, partially offset by higher net charge-offs and troubled debt restructuring (“TDR”) reserves for consumer real estate loans. Additionally, the increase in provision for TDR loans during 2011 was primarily due to growth in TDR loans, in part due to a new accounting standard clarifying what modifications meet the requirements to be reported as TDR loans, and increased utilization of longer term modifications.

Net loan and lease charge-offs were $233.8 million, or 1.54% of average loans and leases, in 2012, compared with $211 million, or 1.45% of average loans and leases, in 2011 and $215.1 million, or 1.47% of average loans and leases, in 2010. The 2012 increase was primarily driven by net charge-offs of $49.3 million in the consumer real estate portfolio related to the impact of clarifying bankruptcy-related regulatory guidance previously discussed. The decrease in 2011 from 2010 was primarily due to decreases in net charge-offs in the commercial and leasing and equipment finance portfolios as customer performance improved, partially offset by an increase in net-charge offs and TDR reserves in the consumer real estate portfolio.

Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 38.6% of total revenues in 2012, 38.8% in 2011 and 43.5% in 2010, and is an important factor in TCF’s results of operations. Total fees and other revenue were $388.2 million for 2012, compared with $437.2 million in 2011 and $508.9 million in 2010. The following table summarizes the components of non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
(Dollars in thousands)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Fees and service charges	$177,953	$219,363	$273,181	$286,908	$270,739	(18.9)%	(8.5)%
Card revenue	52,638	96,147	111,067	104,770	103,082	(45.3)	(11.8)
ATM revenue	24,181	27,927	29,836	30,438	32,645	(13.4)	(7.5)
Subtotal	254,772	343,437	414,084	422,116	406,466	(25.8)	(9.2)
Leasing and equipment finance	92,721	89,167	89,194	69,113	55,488	4.0	9.4
Gains on sales of auto loans	22,101	1,133	–	–	–	N.M.	N.M.
Gains on sales of consumer real estate loans	5,413	–	–	–	–	N.M.	N.M.
Other	13,184	3,434	5,584	5,239	12,107	N.M.	(6.6)
Fees and other revenue	388,191	437,171	508,862	496,468	474,061	(11.2)	(4.6)
Gains on securities, net	102,232	7,263	29,123	29,387	16,066	N.M.	50.4
Visa share redemption	–	–	–	–	8,308	N.M.	N.M.
Total non-interest income	$490,423	$444,434	$537,985	$525,855	$498,435	10.3	(2.0)
Fees and other revenue as a percentage of total revenue	30.6%	38.2%	41.1%	42.8%	43.4%

N.M. Not meaningful.

Fees and Service Charges  Banking and service fees decreased $41.4 million, or 18.9%, to $178 million for 2012, compared with $219.4 million for 2011 and $273.2 million for 2010. The decrease in 2012 was primarily due to the elimination of the monthly maintenance fee with the introduction of TCF Free Checking in the second quarter of 2012 and a lower number of accounts. The decrease in 2011 compared with 2010 was primarily due to changes in customer behavior and increased levels of checking account attrition.

Card Revenue  During 2012, card revenue, primarily interchange fees, totaled $52.6 million, down from $96.1 million in 2011 and $111.1 million in 2010. The decreases in 2012 and 2011 were primarily due to a decrease in the average interchange rate per transaction as a result of the Durbin Amendment, which took effect during the fourth quarter of 2011 resulting in a decrease in card revenue of $43.2 million and $14.7 million in 2012 and 2011, respectively.

TCF is the 15th largest issuer of Visa® consumer debit cards and the 12th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended September 30, 2012, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not from TCF’s customers. Card revenue represented 20.7% and 28% of banking fee revenue for the years ended December 31, 2012 and December 31, 2011, respectively. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Gains on Sales of Auto Loans  TCF sold $536.7 million and $37.4 million of auto loans and recognized $22.1 million and $1.1 million in associated gains during 2012 and 2011, respectively. The increase was primarily due to the full year impact of the acquisition and ramp-up of the recently acquired auto finance business.

Gains on Sales of Consumer Real Estate Loans  In 2012, TCF sold $161.8 million of consumer real estate loans and received proceeds of $167.2 million and recognized gains of $5.4 million.

The following table presents the components of other non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Servicing fee income	$ 6,235	$ 484	$ –	$ –	$ –	N.M.	N.M.
Investments and insurance	920	1,105	1,111	643	9,405	(16.7)%	(38.3)%
Gains on sale of education loans	–	–	–	–	1,456	N.M.	(100.0)
Other	6,029	1,845	4,473	4,596	1,246	N.M.	(.7)
Total other non-interest income	$13,184	$3,434	$5,584	$5,239	$12,107	N.M.	(6.6)

Other Non-Interest Income  Total other non-interest income increased to $13.2 million in 2012 from $3.4 million in 2011 and $5.6 million in 2010. The increase in 2012 was primarily driven by servicing fee income related to the full year impact of the acquisition and ramp-up of the recently acquired auto finance business and growth in auto finance’s portfolio of managed loans. The decrease in total other non-interest income in 2011 was primarily due to reduced inventory finance inspection fees.

Gains on Securities, Net  In 2012, TCF recognized $102.2 million in gains related to sales of securities.  Net realized gains on the sale of mortgage-backed securities totaled $90.2 million with $77 million resulting from the balance sheet repositioning. During the second quarter of 2012, TCF sold its Visa Class B stock, resulting in a net $13.1 million gain.

Non-Interest Expense  Non-interest expense increased $598.1 million, or 78.2%, in 2012, increased $8.1 million, or 1.1%, in 2011, and decreased $320 thousand in 2010. The following table presents the components of non-interest expense.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Compensation and employee benefits	$ 393,841	$348,792	$346,072	$345,868	$365,653	12.9%	3.1%
Occupancy and equipment	130,792	126,437	126,551	126,292	127,953	3.4	1.6
FDIC insurance	30,425	28,747	23,584	19,109	2,990	5.8	92.7
Operating lease depreciation	25,378	30,007	37,106	22,368	17,458	(15.4)	7.6
Advertising and marketing	16,572	10,034	13,062	17,134	19,150	65.2	(.3)
Deposit account premiums	8,669	22,891	17,304	30,682	16,888	(62.1)	12.3
Other	163,897	146,909	147,884	143,697	150,061	11.6	3.3
Subtotal	769,574	713,817	711,563	705,150	700,153	7.8	3.8
Foreclosed real estate and repossessed assets, net	41,358	49,238	40,385	31,886	19,170	(16.0)	48.8
Other credit costs, net	887	2,816	6,018	12,137	3,296	(68.5)	(13.2)
FDIC special assessment	–	–	–	8,362	–	N.M	N.M.
Visa indemnification expense	–	(1,420)	(1,631)	(880)	(3,766)	(100.0)	(100.0)
Loss on termination of debt	550,735	–	–	–	–	N.M	N.M.
Total non-interest expense	$1,362,554	$764,451	$756,335	$756,655	$718,853	78.2	15.8

N.M. Not meaningful.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $393.8 million, $348.8 million and $346.1 million during 2012, 2011 and 2010, respectively. The increase in 2012 was primarily due to the expansion of the auto finance business acquired in November 2011, increased staffing levels to support growth in the inventory finance business and increased expense related to pension re-measurement.  The increase in 2011 was primarily due to an increase in commissions and incentives due to growth in leasing and equipment finance and inventory finance, which continued to expand its core business with new programs during 2011 and the ramp-up of expenses related to the exclusive financing program for BRP that began funding in early 2012.  These increases were partially offset by a decrease in employee medical costs, an increase in net gains recognized on the pension re-measurement during the fourth quarter of 2011 and decreases in branch banking compensation expenses as a result of branch closures during 2011.

FDIC Insurance  FDIC premiums expense totaled $30.4 million in 2012, an increase from $28.7 million in 2011 and $23.6 million in 2010.  The increases in 2012 and 2011 were primarily the result of changes in the FDIC insurance rate calculations for banks with over $10 billion in total assets, which were implemented in April 2011.

Advertising, Marketing and Deposit Account Premiums  Advertising and marketing expenses increased to $16.6 million in 2012, compared with $10 million in 2011 and $13.1 million in 2010. The increase in 2012 was primarily the result of increased spending on media advertising associated with the reintroduction of free checking.  The decrease in 2011 was primarily due to the discontinuation of the debit card rewards program in the third quarter of 2011 in response to new federal regulation regarding debit card interchange fees. Deposit account premiums expense decreased to $8.7 million in 2012, compared with $22.9 million in 2011 and $17.3 million in 2010. The decrease in 2012 was primarily attributable to an enhanced strategy to gain higher quality accounts through the reintroduction of free checking products rather than through offering premiums.  The increase in deposit account premium expense in 2011 was primarily due to changes in the account premium programs beginning in April 2011, which increased the premiums paid for each qualified account opening.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $41.4 million in 2012 compared to $49.2 million in 2011 and $40.4 million in 2010.  The decrease in 2012 was primarily due to reduced writedowns on consumer real estate properties as a result of a decrease in the number of properties owned and the associated expenses. The increase in 2011 was primarily due to increased valuation writedowns on commercial real estate properties.

Other Non-Interest Expense  Other non-interest expense totaled $163.9 million in 2012, compared to $146.9 million and $147.9 million in 2011 and 2010, respectively. The 2012 increase was primarily due to a $10 million accrual for the civil money penalty assessed pursuant to previously disclosed deficiencies in TCF’s Bank Secrecy Act compliance program.

Loss on Termination of Debt  In connection with the balance sheet repositioning completed in March 2012, TCF restructured $3.6 billion of long-term borrowings that had a 4.3% weighted average rate, at a pre-tax loss of $550.7 million.  As part of the debt restructuring, TCF replaced $2.1 billion of 4.4% weighted average fixed rate, Federal Home Loan Bank advances with a mix of floating and fixed-rate, long- and short-term borrowings with a current weighted average rate of .5%, and terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements.  Related to these transactions, TCF sold $1.9 billion of mortgage-backed securities, and recognized a pre-tax gain of $77 million.

Income Taxes  Income tax benefit represented 39.13% of loss before income tax benefit in 2012, compared with income tax expense of 36.04% and 36.89% of income before income tax expense in 2011 and 2010, respectively. The higher effective income tax rate for 2012, compared with 2011 was primarily due to the 2012 pretax loss compared with pretax income in 2011 and 2010.

Consolidated Financial Condition Analysis

Securities Available for Sale Securities available for sale were $712.1 million, or 3.9% of total assets, at December 31, 2012 as compared to $2.3 billion, or 12.2% of total assets, at December 31, 2011. TCF’s securities available for sale portfolio primarily consists of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Net unrealized pre-tax gains on securities available for sale totaled $18.8 million at December 31, 2012, compared with net unrealized pre-tax gains of $88.8 million at December 31, 2011. During March 2012, as part of TCF’s balance sheet repositioning, the Company sold $1.9 billion of U.S. government-sponsored mortgage backed securities at a gain of $77 million. TCF may, from time to time, sell treasury and agency securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or auto loans. TCF also has not participated in structured investment vehicles.

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2012	2011	2010	2009	2008	1-Year 2012/2011	5-Year 2012/2007
Consumer real estate:
First mortgage lien	$ 4,239,524	$ 4,742,423	$ 4,893,887	$ 4,961,347	$ 4,881,662	(10.6)%	(2.1)%
Junior lien	2,434,977	2,152,868	2,262,194	2,319,222	2,420,116	13.1	.8
Total consumer real estate	6,674,501	6,895,291	7,156,081	7,280,569	7,301,778	(3.2)	(1.1)
Commercial:
Commercial real estate	3,080,942	3,198,698	3,328,216	3,269,003	2,984,156	(3.7)	3.8
Commercial business	324,293	250,794	317,987	449,516	506,887	29.3	(10.3)
Total commercial	3,405,235	3,449,492	3,646,203	3,718,519	3,491,043	(1.3)	1.8
Leasing and equipment finance (1)	3,198,017	3,142,259	3,154,478	3,071,429	2,486,082	1.8	8.7
Inventory finance	1,567,214	624,700	792,354	468,805	4,425	150.9	N.M.
Auto finance	552,833	3,628	–	–	–	N.M.	N.M.
Other	27,924	34,885	39,188	51,422	62,561	(20.0)	(34.0)
Total loans and leases	$15,425,724	$14,150,255	$14,788,304	$14,590,744	$13,345,889	9.0	4.3

N.M. Not Meaningful.

(1) Operating leases of $82.9 million and $69.6 million at December 31, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

(In thousands)	At December 31, 2012
			Leasing and
Geographic	Consumer		Equipment	Inventory	Auto
Distribution:	Real Estate	Commercial	Finance(1)	Finance	Finance	Other	Total
Minnesota	$2,500,128	$ 839,878	$ 94,872	$ 39,823	$ 11,965	$12,630	$ 3,499,296
Illinois	1,995,802	757,588	105,425	36,570	36,116	8,240	2,939,741
Michigan	747,224	596,750	133,368	57,747	11,519	2,980	1,549,588
Wisconsin	404,349	669,665	60,993	53,690	1,167	1,635	1,191,499
California	211,091	19,118	432,265	48,680	110,033	30	821,217
Colorado	579,762	107,262	45,012	18,627	13,141	1,700	765,504
Canada	–	–	2,152	491,715	–	–	493,867
Texas	39	15,833	266,825	85,339	36,057	5	404,098
Florida	2,431	42,957	146,762	64,807	30,179	29	287,165
New York	2,062	–	164,559	55,812	15,123	37	237,593
Ohio	2,947	44,149	130,849	37,140	7,690	–	222,775
Pennsylvania	4,633	–	136,259	48,419	17,845	10	207,166
Arizona	43,646	38,840	73,839	13,701	18,422	370	188,818
Indiana	21,851	72,295	61,310	23,621	5,780	95	184,952
Other	158,536	200,900	1,343,527	491,523	237,796	163	2,432,445
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

(1) Excludes operating leases included in other assets.

Loans and leases outstanding at December 31, 2012, are shown by contractual maturity in the following table.

	At December 31, 2012 (1)
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance(2)	Finance	Finance	Other	Total
Amounts due:
Within 1 year	$ 249,047	$ 663,445	$1,177,012	$1,567,214	$ 95,869	$ 3,054	$ 3,755,641
1 to 2 years	198,358	552,831	812,079	–	100,956	2,139	1,666,363
2 to 3 years	185,946	485,210	568,949	–	104,760	1,697	1,346,562
3 to 5 years	415,659	1,102,974	548,046	–	198,600	2,517	2,267,796
5 to 10 years	1,124,317	578,819	91,931	–	52,648	4,666	1,852,381
10 to 15 years	1,188,477	19,728	–	–	–	3,723	1,211,928
Over 15 years	3,312,697	2,228	–	–	–	10,128	3,325,053
Total after 1 year	6,425,454	2,741,790	2,021,005	–	456,964	24,870	11,670,083
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724
Amounts due after 1 year on:
Fixed-rate loans and leases	$3,744,405	$2,044,211	$2,012,814	$ –	$456,964	$24,219	$ 8,282,613
Variable- and adjustable-rate loans(3)	2,681,049	697,579	8,191	–	–	651	3,387,470
Total after 1 year	$6,425,454	$2,741,790	$2,021,005	$ –	$456,964	$24,870	$11,670,083

(1)

Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management’s interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

(2)	Excludes operating leases included in other assets.
(3)	Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

Consumer Real Estate  TCF’s consumer real estate loan portfolio represented 43.3% of its total loan and lease portfolio at December 31, 2012. The consumer real estate portfolio as a percentage of the total loan and lease portfolio decreased 5.4% from 48.7% in 2011. TCF’s consumer real estate portfolio is secured by mortgages filed on residential real estate. At December 31, 2012, 63.5% of loan balances were secured by first mortgages and 36.5% were secured by second mortgages with an average loan size secured by a first mortgage of $113 thousand and the average balance of loans secured by a junior lien position of $41 thousand.  At December 31, 2012, 40.7% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 35% at December 31, 2011.

At December 31, 2012, 68.1% of TCF’s consumer real estate loan balance consisted of closed-end loans, compared with 74.2% at December 31, 2011.  TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average home value, which is based on original appraisal value, was $291 thousand as of December 31, 2012.  Approximately 94% of TCF’s consumer real estate loans are in TCF’s primary banking markets as of December 31, 2012, compared with substantially all as of December 31, 2011. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the retail lending portfolio was 729 as of December 31, 2012, and 727 as of December 31, 2011.  As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 727 at both December 31, 2012 and 2011.

TCF’s consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value (“LTV”) at origination. TCF does not have any consumer real estate subprime lending programs and did not originate or purchase from brokers 2/28 adjustable-rate mortgages (“ARM”) or Option ARM loans. TCF also has not originated consumer real estate loans with multiple payment options or loans with “teaser” interest rates. Although TCF does not have any programs that target subprime borrowers, loans at lower LTV ratios have been originated to borrowers with FICO scores below 620 in the normal course of lending to customers. At December 31, 2012, 36.9% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of .2%.  TCF’s consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

At December 31, 2012, total consumer real estate lines of credit outstanding were $2.4 billion, up from $2.1 billion at December 31, 2011. Outstanding balances on consumer real estate lines of credit were 65.6% of total lines of credit in 2012 compared to 61.3% in 2011.

Commercial Lending  Commercial real estate loans decreased $117.8 million from December 31, 2011 to $3.1 billion at December 31, 2012. Variable and adjustable-rate loans represented 40% of commercial real estate loans outstanding at

December 31, 2012, compared with 42.4% at December 31, 2011.  Commercial business loans increased $73.5 million to $324.3 million at December 31, 2012. The overall decrease in commercial lending was due to payoffs in the low rate environment exceeding new originations. With an emphasis on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at both December 31, 2012 and 2011. Approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets as of December 31, 2012, compared with 93% as of December 31, 2011.

The following table summarizes TCF’s commercial real estate loan portfolio by property and loan type.

	At December 31,
	2012				2011
			Construction				Construction
	Number		and		Number		and
(Dollars in thousands)	of Loans	Permanent	Development	Total	of Loans	Permanent	Development	Total
Multi-family housing	819	$ 958,892	$ 65,735	$1,024,627	797	$ 861,504	$ 54,379	$ 915,883
Retail services(1)	385	724,408	3,670	728,078	441	793,515	5,529	799,044
Office buildings	204	438,460	14,630	453,090	232	508,330	23,886	532,216
Warehouse/industrial buildings	204	317,673	21,033	338,706	238	395,188	12,946	408,134
Hotels and motels	35	183,138	–	183,138	39	205,697	6	205,703
Health care facilities	46	163,289	3,735	167,024	24	126,136	19,221	145,357
Residential home builders	18	21,419	9,212	30,631	41	31,540	17,890	49,430
Other	88	127,570	28,078	155,648	97	117,578	25,353	142,931
Total	1,799	$2,934,849	$146,093	$3,080,942	1,909	$3,039,488	$159,210	$3,198,698

(1) Primarily retail shopping centers and stores, convenience stores, gas stations, restaurants and automobile dealerships.

Leasing and Equipment Finance  The following table summarizes TCF’s leasing and equipment finance portfolio by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2012		2011
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$ 765,705	23.9%	$ 693,435	22.1%
Manufacturing	439,752	13.8	476,963	15.2
Medical	418,958	13.1	424,591	13.5
Construction	334,940	10.5	336,563	10.7
Golf cart and turf	303,551	9.5	296,871	9.4
Technology and data processing	260,829	8.2	286,596	9.1
Furniture and fixtures	163,934	5.1	169,004	5.4
Trucks and trailers	97,497	3.0	68,983	2.2
Exercise equipment	83,065	2.6	95,981	3.1
Other	329,786	10.3	293,272	9.3
Total	$3,198,017	100.0%	$3,142,259	100.0%

The leasing and equipment finance portfolio was $3.2 billion at December 31, 2012, compared with $3.1 billion as of December 31, 2011, and consisted of $1.9 billion of leases and $1.3 billion of loans.  Loan and lease originations for leasing and equipment finance totaled $1.7 billion for 2012, an increase of 12.9% from $1.5 billion in 2011.  The backlog of approved transactions was $443.1 million at December 31, 2012, compared with $455.3 million at December 31, 2011. The average size of transactions originated during 2012 was $106 thousand, compared with $94 thousand during 2011. TCF’s leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Policies Related to Critical Accounting Policies for information on lease accounting.

At December 31, 2012 and 2011, $63.9 million and $121.7 million, respectively, of TCF’s lease portfolio was discounted on a non-recourse basis with third-party financial institutions. The leasing and equipment finance portfolio tables above present lease residuals including lease residuals related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2012, lease residuals totaled $118 million, or 9.74% of original equipment value, including $14.8 million related to non-recourse sales, compared with $129.1 million, or 11.2% of original equipment value, at December 31, 2011.

TCF Inventory Finance  The following table summarizes TCF’s inventory finance portfolio by marketing segment.

	At December 31,
(Dollars in thousands)	2012		2011
		Percent		Percent
Marketing Segment	Balance	of Total	Balance	of Total
Powersports	$ 943,704	60.2%	$153,217	24.5%
Lawn and garden	339,224	21.7	324,607	52.0
Electronics and appliances	50,394	3.2	52,603	8.4
Other	233,892	14.9	94,273	15.1
Total	$1,567,214	100.0%	$624,700	100.0%

Inventory finance continued to expand its core programs during 2012, primarily in the powersports industry, with an increase in the total portfolio to $1.6 billion, or 10.2% of total loans and leases, at December 31, 2012, compared with $624.7 million, or 4.4% at December 31, 2011.  The increase was primarily due to the funding of BRP dealers beginning February 1, 2012.  Inventory finance originations increased to $5.2 billion in 2012 compared to $2.5 billion in 2011.

Auto Finance  TCF’s auto finance loan portfolio represented 3.6% of TCF’s total loan and lease portfolio at December 31, 2012.  The auto finance portfolio increased significantly in 2012 to $552.8 million from $3.6 million at December 31, 2011, due to continued growth from the acquisition of Gateway One in the fourth quarter of 2011.  Auto finance loans are expected to continue growing as it expands its number and geographic coverage of active dealers in its network by expanding its sales force. As of December 31, 2012, the auto finance network included 6,176 active dealers in 43 states, compared with 3,451 active dealers in 30 states as of December 31, 2011.  Auto finance also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others to $1.3 billion as of December 31, 2012.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. The following items should be considered throughout the credit quality section.

•         Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are “classified” are loans or leases that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become non-performing or result in a loss.

•         Performing loans that are 60+ days delinquent have a higher potential to become non-performing and generally are a leading indicator for future charge-off trends.

•         Accruing troubled debt restructurings are loans to borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed.

•         Non-accrual loans and leases have been charged down to the estimated fair value of the collateral less selling costs, or reserved for expected loss upon workout.

Included in Note 7 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, are disclosures of loans considered to be “impaired” for accounting purposes. Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Commercial TDR loans are individually evaluated for impairment. Impairment is based upon the present value of the expected future cash flows or the fair value of the collateral less selling expense for collateral-dependent loans. Impaired loans comprise a portion of non-accrual loans and accruing TDR loans and therefore are not additive to the information in the table below. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses. Loan modifications are not reported as TDR loans in the calendar years after modification if the loans were modified with an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring, and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF’s impaired loan reserve policies. In addition, TCF has modified certain loans and leases to troubled borrowers which are not considered TDR loans because a concession was not granted. These other modified loans and leases totaled $6.1 million and $39.4 million at December 31, 2012 and 2011, respectively, and are further discussed below under “Loan Modifications”.

The following table summarizes key credit statistics of TCF’s loans and leases by portfolio.

	At December 31, 2012
				60+ Days	Non-accrual
	Performing Loans and Leases (1)			Delinquent and	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	Accruing	Leases	and Leases
Consumer real estate	$ 6,297,180	$ 53,260	$ 6,350,440	$89,161	$234,900	$ 6,674,501
Commercial	3,050,979	223,880	3,274,859	2,630	127,746	3,405,235
Leasing and equipment finance	3,166,126	14,789	3,180,915	3,450	13,652	3,198,017
Inventory finance	1,554,916	10,692	1,565,608	119	1,487	1,567,214
Auto finance	551,282	818	552,100	632	101	552,833
Other	26,320	2	26,322	31	1,571	27,924
Total loans and leases	$14,646,803	$303,441	$14,950,244	$96,023	$379,457	$15,425,724
Percent of total loans and leases	94.9%	2.0%	96.9%	.6%	2.5%	100.0%

	At December 31, 2011
				60+ Days	Non-accrual
	Performing Loans and Leases (1)			Delinquent and	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	Accruing	Leases	and Leases
Consumer real estate	$ 6,495,265	$ 141,020	$ 6,636,285	$109,635	$149,371	$ 6,895,291
Commercial	2,990,515	330,310	3,320,825	1,148	127,519	3,449,492
Leasing and equipment finance	3,093,194	22,227	3,115,421	6,255	20,583	3,142,259
Inventory finance	616,677	7,040	623,717	160	823	624,700
Auto finance	2,181	1,050	3,231	397	–	3,628
Other	34,796	33	34,829	41	15	34,885
Total loans and leases	$13,232,628	$ 501,680	$13,734,308	$117,636	$298,311	$14,150,255
Percent of total loans and leases	93.6%	3.5%	97.1%	.8%	2.1%	100.0%

(1)  Includes all loans and leases that are not 60+ days delinquent or on non-accrual status.

(2)  Excludes classified loans and leases that are 60+ days delinquent. Classified loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may never become non-performing or result in a loss.

The combined balance of performing classified loans and leases, over 60-day delinquent and accruing loans and leases, and non-accrual loans and leases, was $778.9 million at December 31, 2012, a decrease of $138.7 million from December 31, 2011. This was primarily due to decreases in commercial and consumer real estate classified loans and consumer real estate loans over 60-days delinquent and accruing, partially offset by increases in consumer real estate non-accrual loans due to the implementation of the bankruptcy-related regulatory guidance in the third quarter of 2012.

Performing Loans and Leases  The following table provides a summary of performing loans and leases by portfolio and regulatory classification.

	December 31, 2012
	Non-classified		Classified(1)
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$ 6,232,153	$ 65,027	$ 53,260	$ –	$ 6,350,440
Commercial	2,890,420	160,559	223,880	–	3,274,859
Leasing and equipment finance	3,150,510	15,616	14,719	70	3,180,915
Inventory finance	1,495,156	59,760	10,692	–	1,565,608
Auto finance	551,282	–	818	–	552,100
Other	26,290	30	2	–	26,322
Total loans and leases	$14,345,811	$300,992	$303,371	$70	$14,950,244

	December 31, 2011
	Non-classified		Classified(1)
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$ 6,206,984	$288,281	$141,020	$ –	$ 6,636,285
Commercial	2,802,703	187,812	330,310	–	3,320,825
Leasing and equipment finance	3,066,580	26,614	22,090	137	3,115,421
Inventory finance	589,695	26,982	7,040	–	623,717
Auto finance	2,181	–	1,050	–	3,231
Other	34,796	–	33	–	34,829
Total loans and leases	$12,702,939	$529,689	$501,543	$137	$13,734,308

(1) Excludes classified loans and leases that are 60+ days delinquent and accruing.

Past Due Loans and Leases  The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Principal balances:
60-89 days	$38,227	$ 45,531	$ 55,618	$ 54,073	$41,851
90 days or more	57,796	72,105	59,425	52,056	37,619
Total	$96,023	$117,636	$115,043	$106,129	$79,470

Percentage of loans and leases:
60-89 days	.26%	.33%	.39%	.38%	.32%
90 days or more	.38	.52	.41	.36	.28
Total	.64%	.85%	.80%	.74%	.60%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases.

	At December 31,
	2012		2011
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$76,020	1.88%	$ 87,358	1.89%
Junior lien	13,141.55		22,277	1.04
Total consumer real estate	89,161	1.38	109,635	1.63
Commercial real estate	2,259.08		1,099.04
Commercial business	371.12		49.02
Total commercial	2,630.08		1,148.03
Leasing and equipment finance	2,568.08		3,512.13
Inventory finance	119.01		160.03
Auto finance	532.10		–	–
Other	31.12		41.12
Subtotal (1)	95,041.64		114,496.85
Delinquencies in acquired portfolios (2)	982.58		3,140.84
Total	$96,023.64%		$117,636.85%

(1)  Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)  Remaining balances of acquired loans and leases were $170.7 million and $371.9 million at December 31, 2012 and December 31, 2011, respectively.

Loan Modifications  The following table summarizes TCF’s accruing TDR loans.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Accruing TDR loans:
Consumer real estate	$478,262	$433,078	$337,401	$252,510	$27,423
Commercial	144,508	98,448	48,838	–	–
Leasing and equipment finance	1,050	776	–	–	–
Other	38	–	–	–	–
Total accruing TDR loans	$623,858	$532,302	$386,239	$252,510	$27,423
Over 60 day delinquency as a percentage of total accruing TDR loans	4.34%	5.69%	4.64%	2.48%	9.72%

TCF modifies loans through reductions in interest rates, extending payment dates, or term extensions with reduction of contractual payments (but generally not a reduction of principal). Loan modifications are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and the loan is performing based on the restructured terms.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR loan. Modifications that are not classified as TDR loans primarily involve interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications.

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are permanently reported as TDR loans as a result of the removal of the borrower’s personal liability on the loan. Although loans classified as TDR loans are considered impaired, TCF received more than 53% of the contractual interest due on accruing consumer real estate TDR loans during 2012 by modifying the loan to a qualified customer instead of foreclosing on the property. At December 31, 2012, 5.7% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 7% at December 31, 2011. Approximately 3.6% of the $313.5 million accruing consumer real estate TDR loans modified during the two-year period preceding December 31, 2012, defaulted during 2012.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At December 31, 2012, 61% of total commercial TDR loans were accruing and TCF recognized 97% of the contractual interest due on accruing commercial TDR loans during 2012. At December 31, 2012, all accruing commercial TDR loans were current and performing. Approximately 15.9% of the $258.3 million accruing commercial TDR loans modified during the two-year period preceding December 31, 2012 defaulted during 2012.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial loan TDR loans were $1.5 million, or 1% of the outstanding balance, at December 31, 2012, and $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes. When utilizing a multiple note structure as a workout alternative for certain commercial loans, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. This note may be removed from TDR loan classification in the calendar years after modification, if the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. A second note is charged-off. This second note is legally structured and, for accounting purposes, still outstanding with the borrower, and should the borrower’s financial position improve, may become recoverable. At December 31, 2012, nine loans with a contractual balance of $42.9 million and a remaining book balance of $25.6 million had been restructured under this workout alternative.

For additional information regarding TCF’s loan modifications refer to Note 7 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Consumer real estate:
First mortgage lien	$199,631	$129,114	$140,871	$118,313	$ 71,078
Junior lien	35,269	20,257	26,626	20,846	11,793
Total consumer real estate	234,900	149,371	167,497	139,159	82,871
Commercial real estate	118,300	104,744	104,305	77,627	54,615
Commercial business	9,446	22,775	37,943	28,569	14,088
Total commercial	127,746	127,519	142,248	106,196	68,703
Leasing and equipment finance	13,652	20,583	34,407	50,008	20,879
Inventory finance	1,487	823	1,055	771	–
Auto finance	101	–	–	–	–
Other	1,571	15	50	141	65
Total non-accrual loans and leases	$379,457	$298,311	$345,257	$296,275	$172,518
Other real estate owned	96,978	134,898	141,065	105,768	61,665
Total non-accrual loans and leases and other real estate owned	$476,435	$433,209	$486,322	$402,043	$234,183

Non-accrual loans and leases to total loans and leases	2.46%	2.11%	2.33%	2.03%	1.29%
Non-accrual loans and leases and other real estate to total loans and leases and other real estate owned	3.07	3.03	3.26	2.74	1.75
Allowance for loan and lease losses to non-accrual loan and leases	70.40	85.71	76.99	82.51	99.96

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Consumer real estate	$173,587	$ 46,728	$30,511	$15,416	$ 9,216
Commercial	92,311	83,154	17,487	9,586	13,685
Leasing and equipment finance	2,794	979	1,284	–	–
Auto finance	101	–	–	–	–
Total non-accrual TDR loans	$268,793	$130,861	$49,282	$25,002	$22,901

Non-accrual loans and leases increased $81.1 million, or 27.2%, from December 31, 2011. At December 31, 2012 and 2011, non-accrual loans and leases included $268.8 million and $130.9 million, respectively, of loans that were modified and categorized as TDR loans. This increase was primarily due to $117.7 million of additional consumer non-accrual loans as of December 31, 2012, resulting from the implementation of clarifying bankruptcy-related regulatory guidance in the third quarter of 2012. Excluding the impact of this implementation, total non-accrual loans and leases would have been $261.8 million at December 31, 2012. Management believes that the presentation of this information, regarding the impact of implementation of clarifying bankruptcy-related regulatory guidance provides useful disclosure for comparability to other banking institutions.

Consumer real estate and auto loans are generally charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2012 and 2011 are summarized in the following tables.

	At or For the Year Ended December 31, 2012
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of year	$149,371	$127,519	$20,583	$ 823	$ –	$ 15	$298,311
Additions	340,359	120,155	27,138	8,784	110	14	496,560
Charge-offs	(62,591)	(40,502)	(19,667)	(736)	–	(1,188)	(124,684)
Transfers to other assets	(82,632)	(15,044)	(2,915)	(817)	–	(605)	(102,013)
Return to accrual status	(96,137)	(27,692)	(1,308)	(3,867)	–	–	(129,004)
Payments received	(12,827)	(35,480)	(10,170)	(2,885)	(13)	(572)	(61,947)
Other, net	(643)	(1,210)	(9)	185	4	3,907	2,234
Balance, end of year	$234,900	$127,746	$13,652	$1,487	$101	$ 1,571	$379,457

	At or For the Year Ended December 31, 2011
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of year	$167,497	$142,248	$34,407	$1,055	$–	$ 50	$345,257
Additions	230,944	106,259	29,261	6,875	–	160	373,499
Charge-offs	(71,848)	(42,098)	(13,217)	(61)	–	(195)	(127,419)
Transfers to other assets	(83,138)	(23,142)	(6,724)	(755)	–	–	(113,759)
Return to accrual status	(79,602)	–	(2,943)	(4,278)	–	–	(86,823)
Payments received	(13,273)	(60,859)	(20,113)	(2,100)	–	–	(96,345)
Other, net	(1,209)	5,111	(88)	87	–	–	3,901
Balance, end of year	$149,371	$127,519	$20,583	$ 823	$–	$ 15	$298,311

Total non-accrual loans and leases that returned to accrual status increased $42.2 million, while payments received decreased $34.4 million and non-accrual loans and leases transferred to other assets decreased $11.7 million. These changes were primarily driven by a more aggressive workout approach in the commercial portfolio and reduced foreclosures.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-accrual assets, values of underlying collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, year of origination, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $267.1 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2012. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 7 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, the following table includes detailed information regarding TCF’s allowance for loan and lease losses and other credit loss reserves.

						Allowance as a Percentage of Total
						Loans and Leases Outstanding
	At December 31,					At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
Consumer real estate:
First mortgage lien	$119,957	$115,740	$105,634	$ 89,542	$ 47,279	2.83%	2.44%	2.16%	1.80%	.97%
Junior lien	62,056	67,695	67,216	75,424	51,157	2.55	3.14	2.97	3.25	2.11
Consumer real estate	182,013	183,435	172,850	164,966	98,436	2.73	2.66	2.42	2.27	1.35
Commercial real estate	47,821	40,446	50,788	37,274	39,386	1.55	1.26	1.53	1.14	1.32
Commercial business	3,754	6,508	11,690	6,230	11,865	1.16	2.59	3.68	1.39	2.34
Total commercial	51,575	46,954	62,478	43,504	51,251	1.51	1.36	1.71	1.17	1.47
Leasing and equipment finance	21,037	21,173	26,301	32,063	20,058.66		.67	.83	1.04	.81
Inventory finance	7,569	2,996	2,537	1,462	33.48		.48	.32	.31	.75
Auto finance	4,136	–	–	–	–	.75	–	–	–	–
Other	798	1,114	1,653	2,476	2,664	2.86	3.19	4.22	4.82	4.26
Total allowance for loan and lease losses	$267,128	$255,672	$265,819	$244,471	$172,442	1.73	1.81	1.80	1.68	1.29
Other credit loss reserves:
Reserves for unfunded commitments	2,456	1,829	2,353	3,850	1,510	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$269,584	$257,501	$268,172	$248,321	$173,952	1.75%	1.82%	1.81%	1.70%	1.30%

N.A. Not Applicable.

At December 31, 2012, the allowance as a percent of total loans and leases decreased to 1.73% compared with 1.81% at December 31, 2011. The increase in the balance of the allowance for loan and lease losses is primarily driven by a $1.3 billion increase in total loans and leases outstanding as a result of continued growth in TCF’s national lending businesses.  The increase in the allowance for commercial loans during 2012 was primarily due to increased charge-offs and provisions for loan and lease losses driven by more aggressive workout tactics. The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual loans. Charge-offs are taken against such specific reserves.

The following tables set forth a reconciliation of changes in the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$ 255,672	$ 265,819	$ 244,471	$ 172,442	$ 80,942
Charge-offs:
Consumer real estate:
First mortgage lien	(101,595)	(94,724)	(78,605)	(55,420)	(30,262)
Junior lien	(83,190)	(62,130)	(56,125)	(53,137)	(32,937)
Total consumer real estate	(184,785)	(156,854)	(134,730)	(108,557)	(63,199)
Commercial real estate	(34,642)	(32,890)	(45,682)	(35,956)	(11,884)
Commercial business	(6,194)	(9,843)	(4,045)	(9,810)	(5,731)
Total commercial	(40,836)	(42,733)	(49,727)	(45,766)	(17,615)
Leasing and equipment finance	(15,248)	(16,984)	(34,745)	(29,372)	(13,156)
Inventory finance	(1,838)	(1,044)	(1,484)	(205)	–
Auto Finance	(1,164)	–	–	–	–
Other	(10,239)	(12,680)	(16,377)	(18,498)	(20,830)
Total charge-offs	(254,110)	(230,295)	(237,063)	(202,398)	(114,800)
Recoveries:
Consumer real estate:
First mortgage lien	1,067	510	2,237	808	210
Junior lien	4,582	3,233	2,633	1,129	625
Total consumer real estate	5,649	3,743	4,870	1,937	835
Commercial real estate	1,762	1,502	724	440	30
Commercial business	197	152	603	697	130
Total commercial	1,959	1,654	1,327	1,137	160
Leasing and equipment finance	5,058	4,461	4,100	2,053	1,735
Inventory finance	333	193	339	23	–
Auto Finance	30	–	–	–	–
Other	7,314	9,262	11,338	10,741	11,525
Total recoveries	20,343	19,313	21,974	15,891	14,255
Net charge-offs	(233,767)	(210,982)	(215,089)	(186,507)	(100,545)
Provision charged to operations	247,443	200,843	236,437	258,536	192,045
Other	(2,220)	(8)	–	–	–
Balance at end of year	$ 267,128	$ 255,672	$ 265,819	$ 244,471	$ 172,442
Net charge-offs as a percentage of average loans and leases	1.54%	1.45%	1.47%	1.34%	.78%

Consumer real estate net charge-offs during 2012 increased $26 million from 2011. The increase was primarily due to additional net charge offs of $49.3 million related to the impact of bankruptcy-related regulatory guidance adopted in 2012, partially offset by improved portfolio performance as a result of increasing residential real estate values. During 2012, commercial net charge-offs decreased $2.2 million from 2011, primarily due to decreased net charge-offs related to commercial and industrial loans in Illinois, partially offset by an increase in net charge-offs in retail services in Michigan. Leasing and equipment finance net charge-offs in 2012 decreased $2.3 million from 2011, primarily due to decreases in the middle market and small ticket segments, partially offset by an increase in Winthrop charge-offs due to one large lease exposure.

Other Real Estate Owned and Repossessed and Returned Assets   Other real estate owned and repossessed and returned assets are summarized in the following table.

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Other real estate owned: (1)
Residential real estate	$ 69,599	$ 87,792	$ 90,115	$ 66,956	$38,632
Commercial real estate	27,379	47,106	50,950	38,812	23,033
Total other real estate owned	96,978	134,898	141,065	105,768	61,665
Repossessed and returned assets	3,510	4,758	8,325	17,166	10,927
Total other real estate owned and repossessed and returned assets	$100,488	$139,656	$149,390	$122,934	$72,592

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At December 31, 2012, TCF owned 418 consumer real estate properties, a decrease of 47 from December 31, 2011, due to sales of 1,041 properties exceeding additions of 994 properties. The average length of time to sell consumer real estate properties during 2012 was 6.1 months from the date the properties were listed for sale. The consumer real estate portfolio is secured by a total of 82,041 properties of which 639, or .78%, were owned or foreclosed properties subject to redemption and included within other real estate owned as of December 31, 2012. This compares with 723, or .86%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2011.

The changes in the amount of other real estate owned for the years ended December 31, 2012 and 2011 are summarized in the following tables.

	At or For the Year Ended December 31, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of year	$ 87,792	$ 47,106	$ 134,898
Transferred in, net of charge-offs	90,044	13,860	103,904
Sales	(100,493)	(25,563)	(126,056)
Write-downs	(10,752)	(8,859)	(19,611)
Other, net	3,008	835	3,843
Balance, end of year	$ 69,599	$ 27,379	$ 96,978

	At or For the Year Ended December 31, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of year	$90,115	$ 50,950	$ 141,065
Transferred in, net of charge-offs	99,639	22,293	121,932
Sales	(97,021)	(15,070)	(112,091)
Write-downs	(13,033)	(12,030)	(25,063)
Other, net	8,092	963	9,055
Balance, end of year	$87,792	$ 47,106	$ 134,898

Transfers into other real estate owned decreased by $18 million in 2012, compared with 2011. Sales of other real estate owned increased by $14 million in 2012, compared with 2011. Write-downs of consumer other real estate owned decreased by $2.3 million as a result of stabilization in home values in most of TCF’s markets and a decrease in the number of properties owned.

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

TCF’s Asset/Liability Committee (“ALCO”) and Finance Committee of the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information. At both December 31, 2012 and 2011, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.4 billion. At December 31, 2012, TCF had $712 million of interest-bearing deposits at the Federal Reserve.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, institutional sources under repurchase agreements and other sources.

TCF’s ALCO and Finance Committee of the Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes the minimum amount of cash or liquid investments TCF Financial will hold, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.  TCF Financial had cash and liquid investments of $84 million and $133 million at December 31, 2012 and 2011, respectively.

Deposits  Deposits totaled $14.1 billion at December 31, 2012, an increase of $1.8 billion, or 15.2% from December 31, 2011. On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). The deposits consist primarily of Individual Retirement Account (“IRA”) accounts with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T. As of December 31, 2012, the balance of assumed deposits from PB&T totaled $731 million. Additionally, TCF reintroduced free checking during 2012, which resulted in net gains in checking accounts in the second half of 2012.

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.  These deposits totaled $11.8 billion at December 31, 2012, up $622.9 million from December 31, 2011, and comprised 83.7% of total deposits at December 31, 2012, compared with 91.3% of total deposits at December 31, 2011. The average balance of these deposits for 2012 was $11.4 billion, an increase of $582 million over the $10.9 billion average balance for 2011.

Certificates of deposit totaled $2.3 billion at December 31, 2012, up $1.2 billion from December 31, 2011, due to special programs offered in select markets during 2012. Non-interest bearing deposits represented 17.7% of total deposits at December 31, 2012, compared with 20% at December 31, 2011. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .33% at December 31, 2012, compared with .29% at December 31, 2011. At December 31, 2012, TCF had $294.3 million of brokered deposits acquired from PB&T in June 2012. TCF had no brokered deposits at December 31, 2011.

Borrowings  Borrowings totaled $1.9 billion at December 31, 2012, down $2.5 billion from December 31, 2011. The weighted-average rate on borrowings was 1.42% at December 31, 2012, compared with 4.26% at December 31, 2011. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At December 31, 2012, TCF had $2.6 billion in unused, secured borrowing capacity at the FHLB of Des Moines. See Notes 11 and 12 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings.

During June 2012, TCF Bank issued $110 million of subordinated notes, at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate per annum of 6.25% until maturity. The notes qualify as Tier 2, or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank used the proceeds to pay down short term borrowings.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF, issued 10.75% preferred junior subordinated notes (the “Trust Preferred Securities”). During June 2012, TCF announced that it had submitted a redemption notice to the property trustee for full redemption of the $115 million of Trust Preferred Securities.  The determination to redeem the Trust Preferred Securities followed publication of a proposed rule, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities. The Trust Preferred Securities were redeemed on July 30, 2012 at the redemption price of $25 per Trust Preferred Security, totaling $115 million plus accumulated unpaid distributions of $2.6 million. The redemption was funded with a portion of the net proceeds from TCF’s offering of depositary shares, each representing a 1/1,000th interest in a share of TCF’s 7.50% Series A Non-Cumulative Perpetual Preferred Stock, par value $.01 per share (the “Series A Preferred Stock”), which closed on June 25, 2012.

Contractual Obligations and Commitments  As disclosed in Notes 11 and 12 of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2012, the aggregate contractual obligations (excluding demand deposits) and commitments were as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings	$1,933,815	$ 715,945	$ 723,566	$385,268	$109,036
Time deposits	2,291,497	1,593,029	587,274	49,906	61,288
Annual rental commitments under non-cancelable operating leases	192,377	26,027	52,220	43,378	70,752
Contractual interest payments(1)	151,422	50,393	45,120	22,494	33,415
Campus marketing agreements	43,731	2,994	6,786	5,944	28,007
Construction contracts and land purchase commitments for future branch sites	3,101	3,101	–	–	–
Total	$4,615,943	$2,391,489	$1,414,966	$506,990	$302,498

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	3-5	More Than
Commitments	Total	1 year	years	years	5 years
Commitments to extend credit:
Consumer real estate and other	$1,265,092	$ 47,884	$ 83,138	$112,612	$1,021,458
Commercial	419,185	142,317	98,218	113,252	65,398
Leasing and equipment finance	172,148	172,148	–	–	–
Total commitments to extend credit	1,856,425	362,349	181,356	225,864	1,086,856
Standby letters of credit and guarantees on industrial revenue bonds	18,287	17,427	775	85	–
Total	$1,874,712	$379,776	$182,131	$225,949	$1,086,856

(1) Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

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

See Note 18 of Notes to Consolidated Financial Statements for information on commitments to extend credit and standby letters of credit and guarantees on industrial revenue bonds.

Capital Resources

Preferred Stock  On June 25, 2012, TCF completed the public offering of 6,900,000 depositary shares, each representing a 1/1,000th interest in a share of the Series A Preferred Stock, par value $.01 per share, at a public offering price of $25 per depositary share.  Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $5.8 million, were $166.7 million. Dividends are payable on the Series A Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%.

On December 19, 2012, TCF completed the public offering of 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $3.5 million, were $96.5 million. Dividends are payable on the Series B Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended December 31, 2012 and December 31, 2011. TCF’s dividend payout ratio was 34% for the quarter ended December 31, 2012. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2012, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible realized common equity at December 31, 2012, was $1.4 billion, or 7.52% of total tangible assets, compared with $1.6 billion, or 8.42% of total tangible assets, at December 31, 2011.  Tangible realized common equity is a non-GAAP financial measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as Tangible Realized Common Equity to Tangible Assets and the Tier 1 Common Capital Ratio.  These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible realized common equity and tangible assets to the GAAP measures of total equity and total assets.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Computation of tangible realized common equity to tangible assets:
Total equity	$ 1,876,643	$ 1,878,627	$ 1,480,163	$ 1,179,755	$ 1,493,776
Less: Non-controlling interest in subsidiaries	13,270	10,494	8,500	4,393	–
Total TCF Financial Corporation stockholders’ equity	1,863,373	1,868,133	1,471,663	1,175,362	1,493,776
Less:
Preferred stock	263,240	–	–	–	348,437
Goodwill	225,640	225,640	152,599	152,599	152,599
Other intangibles	8,674	7,134	1,232	1,405	–
Accumulated other comprehensive income	12,443	56,826	–	1,660	23,685
Add:
Accumulated other comprehensive loss	–	–	15,692	–	–
Tangible realized common equity	$ 1,353,376	$ 1,578,533	$ 1,333,524	$ 1,019,698	$ 969,055

Total assets	$18,225,917	$18,979,388	$18,465,025	$17,885,175	$16,740,357
Less:
Goodwill	225,640	225,640	152,599	152,599	152,599
Other intangibles	8,674	7,134	1,232	1,405	–
Tangible assets	$17,991,603	$18,746,614	$18,311,194	$17,731,171	$16,587,758
Tangible realized common equity to tangible assets	7.52%	8.42%	7.28%	5.75%	5.84%

At December 31, 2012 and 2011, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements and were considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Notes 14 and 15 of Notes to Consolidated Financial Statements.

The following table is a reconciliation of Tier 1 risk-based capital to Tier 1 common capital.

	At December 31,
(In thousands)	2012	2011
Tier 1 risk-based capital ratio:
Total Tier 1 capital	$ 1,633,336	$ 1,706,926
Total risk-weighted assets	14,733,203	13,475,330
Total Tier 1 risk-based capital ratio	11.09%	12.67%
Tier 1 common capital ratio:
Total Tier 1 capital	$ 1,633,336	$ 1,706,926
Less:
Preferred stock	263,240	–
Qualifying non-controlling interest in subsidiaries	13,270	10,494
Qualifying trust preferred securities	–	115,000
Total Tier 1 common capital	$ 1,356,826	$ 1,581,432
Total risk-weighted assets	$14,733,203	$13,475,330
Total Tier 1 common capital ratio	9.21%	11.74%

In contrast to the Tier 1 risk-based capital ratio, the Tier 1 common capital ratio excludes the effect of qualifying trust preferred securities, qualifying non-controlling interest in subsidiaries and non-cumulative perpetual preferred stock. Management reviews the total Tier 1 common capital ratio when evaluating capital adequacy and utilization. This measure is a non-GAAP financial measure and is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions, and also provides investors, regulators, and other users with information to be viewed in relation to other banking institutions.

Total Tier 1 capital at December 31, 2012, was $1.6 billion, or 11.09% of risk-weighted assets, compared with $1.7 billion, or 12.67% of risk-weighted assets at December 31, 2011. Tier 1 common capital at December 31, 2012, was $1.4 billion, or 9.21% of risk-weighted assets, compared with $1.6 billion, or 11.74% of risk-weighted assets at December 31, 2011.  The decrease in Tier 1 capital and Tier 1 common capital from December 31, 2011, was due to the balance sheet repositioning completed in the first quarter of 2012 and the redemption of Trust Preferred Securities in the second quarter of 2012, partially offset by the issuances of preferred stock in the second and fourth quarters of 2012.

TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Adequacy Plan and Dividend Policy (the “Policies”). The Policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Critical Accounting Policies

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes. See Note 1 of Notes to Consolidated Financial Statements for further discussion of critical accounting policies.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), which requires the presentation of certain amounts reclassified out of accumulated other comprehensive income to net income, by component, either on the face of the financial statements or in the notes.  Other reclassifications out of accumulated other comprehensive income will require cross reference to existing disclosures.  The adoption of this ASU will be required for TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, and is not expected to have a material impact on TCF.  This ASU is the result of certain provisions deferred within ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220), which was adopted in TCF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

On January 31, 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), which clarifies the scope of ASU No. 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions.  ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), requires companies with financial and derivative instruments subject to a master netting agreement to disclose the gross amounts of the financial assets and liabilities, the amounts offset on the balance sheet, the net amounts presented, and the amounts subject to a master netting arrangement not offset.  The adoption of these ASUs will be required with retrospective application for TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, and is not expected to have a material impact on TCF.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Bank Secrecy Act Civil Money Penalty  On January 25, 2013, TCF entered into a settlement agreement with the OCC related to the review of TCF’s past BSA compliance. Pursuant to this agreement, TCF agreed to pay a $10 million civil money penalty.

Federal Reserve Notice of Proposed Rulemaking  On August 30, 2012, the Board of Governors of the Federal Reserve System published in the federal register three related notices of proposed rulemaking (the “Proposed Rules”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Act as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Proposed Rules would establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses) and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital commencing January 1, 2013. In addition, the Proposed Rules contemplated the deduction of more assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or non-accrual loans. The Proposed Rules provide for various phase-in periods over the next several years.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained herein.  These factors include the factors discussed in Part I, Item 1A of this report under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks  Deterioration in general economic and banking industry conditions, including defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including additional monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including  additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions or the success of TCF’s introduction of TCF Free CheckingSM which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Supermarket Branching Risk; Growth Risks  Adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches, including the announcement on January 10, 2013 by SUPERVALU that it had entered into an agreement to sell several of its supermarket chains, including Jewel-Osco® in which TCF has 157 branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF’s balance sheet through programs or new opportunities; failure to successfully attract and retain new customers; including the failure to attract and retain manufacturers and dealers to expand to the inventory finance business, product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters  Technological or operational difficulties, loss or theft of information, cyber attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; effects of failure to keep pace with technological change.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile consists of four main categories: credit risk, interest rate risk, liquidity risk and foreign currency risk.

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

TCF has a Concentration Credit Risk Management Committee that meets regularly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Concentration Credit Risk Management Committee and the Board of Directors have adopted a Concentration Policy to manage the Company’s concentration risk. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify that they are predictive of borrower performance. Limits are established on the exposure to a single customer (including affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through the credit committees.

Management continuously monitors asset quality in order to manage the Company’s credit risk and to determine the appropriateness of valuation allowances, including, in the case of commercial, inventory finance loans and equipment finance loans and leases, a risk rating methodology under which a rating of one through nine is assigned to each loan or lease. The rating reflects management’s assessment of the potential impact on repayment of the customer’s financial and operational condition. Asset quality is monitored separately based on the type or category of loan or lease. The rating process allows management to better define the Company’s loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various scenarios, both expected and unexpected.

The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Bank Credit Committee of TCF Bank. To further manage credit risk in the securities portfolio, 99.7% of the securities held in the securities available for sale portfolio are issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”).

Interest Rate Risk

Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to adverse movements in interest rates. TCF’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. As such, the Company considers interest rate risk to be one of its most significant market risks. ALCO meets regularly and is responsible for reviewing the Company’s interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

Interest rate risk arises mainly from the structure of the balance sheet. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios.

TCF utilizes net interest income simulation models to estimate the near-term effects (next one to two years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including through variation of interest rate levels, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding both events that management can influence, such as non-contractual deposit repricings, and events outside of its control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will likely differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

At December 31, 2012, net interest income is estimated to increase by 3.1%, compared with the base case scenario over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

Management also utilizes an interest rate gap measurement, which is calculated by taking the difference between interest-earning assets and interest-bearing liabilities repricing within a given period. While the interest rate gap measurement has some limitations, including a lack of assumptions regarding future asset or liability production and a static interest rate assumption, it represents the net asset or liability sensitivity at a point in time. An interest rate gap measurement could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

TCF’s one-year interest rate gap was a positive $903.9 million, or 5% of total assets, at December 31, 2012, compared with a positive $2.1 billion, or 10.9% of total assets, at December 31, 2011. The change in the gap from the previous year-end is primarily due to the balance sheet repositioning completed in the first quarter of 2012 and growth of fixed-rate auto loans, partially offset by growth in certificates of deposit with maturities greater than one year. A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $4.6 billion of fixed-rate mortgage-backed securities and consumer real estate loans at December 31, 2012, by approximately $48 million, or 10%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2012, by approximately $108 million, or 22.4%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates, such as lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

The following table summarizes the interest-rate gap measurement.

(Dollars in thousands)	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months
Contractual Obligations	30 days	6 Months	to 1 Year	1-3 Years	3+ Years	Total
Interest-earning assets:
Interest earning cash and investments	$ 807,565	$ 79,032	$ 100	$ 500	$ 41,235	$ 928,432
Securities available for sale (1)	14,622	50,453	51,925	157,692	437,399	712,091
Loans held for sale	3,430	6,859	–	–	–	10,289
Consumer and other loans (1) (2)	1,768,433	370,896	380,770	1,160,701	3,021,625	6,702,425
Commercial loans (1) (2)	652,111	306,151	401,058	1,094,069	951,846	3,405,235
Leasing and equipment finance (1)	175,477	624,025	567,926	1,337,387	493,202	3,198,017
Inventory finance	713,330	500,817	353,067	–	–	1,567,214
Auto Finance	14,374	69,909	75,680	227,785	165,085	552,833
Total	4,149,342	2,008,142	1,830,526	3,978,134	5,110,392	17,076,536
Interest-bearing liabilities:
Checking deposits (3)	852,562	27,481	31,263	1,161,955	2,756,046	4,829,307
Savings deposits (3)	523,835	1,106,580	1,014,598	1,702,978	1,756,189	6,104,180
Money market deposits (3)	316,582	13,102	13,784	251,501	46,777	641,746
Certificates of deposits	89,461	649,074	813,799	513,359	115,575	2,181,268
Brokered deposits	110,433	92,711	18,727	72,414	–	294,285
Short-term borrowings	2,619	–	–	–	–	2,619
Long-term borrowings	856,225	138,434	412,815	29,540	494,182	1,931,196
Total	2,751,717	2,027,382	2,304,986	3,731,747	5,168,769	15,984,601
Interest-earning assets (under) over interest-bearing liabilities	1,397,625	(19,240)	(474,460)	246,387	(58,377)	1,091,935
Cumulative gap	$1,397,625	$1,378,385	$ 903,925	$1,150,312	$1,091,935	$ 1,091,935
Cumulative gap as a percentage of total assets:
At December 31, 2012	7.7%	7.6%	5.0%	6.3%	6.0%	6.0%
At December 31, 2011	9.8%	9.4%	10.9%	20.0%	5.8%	5.8%

(1)  Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(2)  At December 31, 2012, $999 million of variable-rate consumer real estate loans and $299 million of variable-rate commercial loans were modeled as fixed rate loans as their current interest rate is below their contractual interest rate floor. An increase in short-term interest rates may not result in a change in the interest rate on these variable-rate loans.

(3)  Includes non-interest bearing deposits. At December 31, 2012, 19% of checking deposits, 43% of savings deposits, and 54% of money market deposits are included in amounts repricing within one year. At December 31, 2011, 15% of checking deposits, 42% of savings deposits, and 53% of money market deposits are included in amounts repricing within one year.

Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of the Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold.  TCF Financial’s primary source of cash flow is capital distributions from TCF Bank.  TCF Bank may require regulatory approval to make any such distributions in the future and such distributions may be restricted by its regulatory authorities.  TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods (see Note 15 of Notes to Consolidated Financial Statements for further information).

ALCO and the Finance Committee of the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a monthly basis. TCF’s Liquidity Management Policy establishes asset liquidity target ranges that are deemed appropriate for its risk profile.

TCF’s asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve or through the use of overnight Federal Funds sold to highly rated counterparties or short-term U.S. Treasury Bills or Notes. Other asset liquidity can be provided by unpledged, highly-rated securities which could be sold or pledged to various counterparties under established TCF lines. At December 31, 2012, TCF had asset liquidity of $1.4 billion.

Deposits are TCF’s primary source of funding. TCF also maintains secured sources of funding, which primarily include $2.6 billion of borrowing capacity at the Federal Home Loan Bank (“FHLB”) of Des Moines, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve consists primarily of consumer and commercial real estate loans. The FHLB relies upon its own internal credit analysis of TCF’s financial results when determining TCF’s secured borrowing capacity. In addition to the above, TCF maintains other sources of unsecured and uncommitted borrowing capacity, including overnight federal funds purchased lines, access to brokered deposits, and access to the capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company’s investment in TCF Commercial Finance Canada, Inc. or results of other transactions in countries outside of the United States. Beginning in 2011, TCF entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCF Commercial Finance Canada, Inc. and on certain other foreign lease transactions. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 22, 2013

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2012	2011
Assets
Cash and due from banks	$ 1,100,347	$ 1,389,704
Investments	120,867	157,780
Securities available for sale	712,091	2,324,038
Loans and leases held for sale	10,289	14,321
Loans and leases:
Consumer real estate	6,674,501	6,895,291
Commercial	3,405,235	3,449,492
Leasing and equipment finance	3,198,017	3,142,259
Inventory finance	1,567,214	624,700
Auto finance	552,833	3,628
Other	27,924	34,885
Total loans and leases	15,425,724	14,150,255
Allowance for loan and lease losses	(267,128)	(255,672)
Net loans and leases	15,158,596	13,894,583
Premises and equipment, net	440,466	436,281
Goodwill	225,640	225,640
Other assets	457,621	537,041
Total assets	$18,225,917	$18,979,388
Liabilities and Equity
Deposits:
Checking	$ 4,834,632	$4,629,749
Savings	6,104,104	5,855,263
Money market	820,553	651,377
Certificates of deposit	2,291,497	1,065,615
Total deposits	14,050,786	12,202,004
Short-term borrowings	2,619	6,416
Long-term borrowings	1,931,196	4,381,664
Total borrowings	1,933,815	4,388,080
Accrued expenses and other liabilities	364,673	510,677
Total liabilities	16,349,274	17,100,761
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 4,006,900 shares issued	263,240	–
Common stock, par value $.01 per share, 280,000,000 shares authorized; 163,428,763 and 160,366,380 shares issued, respectively	1,634	1,604
Additional paid-in capital	750,040	715,247
Retained earnings, subject to certain restrictions	877,445	1,127,823
Accumulated other comprehensive income	12,443	56,826
Treasury stock at cost, 42,566 shares, and other	(41,429)	(33,367)
Total TCF Financial Corporation stockholders’ equity	1,863,373	1,868,133
Non-controlling interest in subsidiaries	13,270	10,494
Total equity	1,876,643	1,878,627
Total liabilities and equity	$18,225,917	$18,979,388

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2012	2011	2010
Interest income:
Loans and leases	$835,380	$844,796	$883,923
Securities available for sale	35,150	85,188	80,445
Investments and other	14,093	7,967	5,509
Total interest income	884,623	937,951	969,877
Interest expense:
Deposits	40,987	45,108	61,229
Borrowings	63,617	193,155	209,446
Total interest expense	104,604	238,263	270,675
Net interest income	780,019	699,688	699,202
Provision for credit losses	247,443	200,843	236,437
Net interest income after provision for credit losses	532,576	498,845	462,765
Non-interest income:
Fees and service charges	177,953	219,363	273,181
Card revenue	52,638	96,147	111,067
ATM revenue	24,181	27,927	29,836
Subtotal	254,772	343,437	414,084
Leasing and equipment finance	92,721	89,167	89,194
Gains on sales of auto loans	22,101	1,133	–
Gain on sales of consumer loans	5,413	–	–
Other	13,184	3,434	5,584
Fees and other revenue	388,191	437,171	508,862
Gains on securities, net	102,232	7,263	29,123
Total non-interest income	490,423	444,434	537,985
Non-interest expense:
Compensation and employee benefits	393,841	348,792	346,072
Occupancy and equipment	130,792	126,437	126,551
FDIC insurance	30,425	28,747	23,584
Operating lease depreciation	25,378	30,007	37,106
Advertising and marketing	16,572	10,034	13,062
Deposit account premiums	8,669	22,891	17,304
Other	163,897	145,489	146,253
Subtotal	769,574	712,397	709,932
Loss on termination of debt	550,735	–	–
Foreclosed real estate and repossessed assets, net	41,358	49,238	40,385
Other credit costs, net	887	2,816	6,018
Total non-interest expense	1,362,554	764,451	756,335
(Loss) income before income tax (benefit) expense	(339,555)	178,828	244,415
Income tax (benefit) expense	(132,858)	64,441	90,171
(Loss) income after income tax (benefit) expense	(206,697)	114,387	154,244
Income attributable to non-controlling interest	6,187	4,993	3,297
Net (loss) income attributable to TCF Financial Corporation	(212,884)	109,394	150,947
Preferred stock dividends	5,606	–	–
Net (loss) income available to common stockholders	$(218,490)	$109,394	$150,947
Net (loss) income per common share:
Basic	$ (1.37)	$ .71	$ 1.08
Diluted	$ (1.37)	$ .71	$ 1.08

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net (loss) income attributable to TCF Financial Corporation	$(212,884)	$109,394	$150,947
Other comprehensive (loss) income:
Reclassification adjustment for securities gains included in net income	(89,879)	(8,045)	(31,484)
Unrealized holding gains arising during the period on securities available for sale	19,794	122,638	3,342
Foreign currency hedge	(630)	261	(196)
Foreign currency translation adjustment	531	(433)	575
Recognized postretirement prior service cost and transition obligation	123	308	4
Income tax benefit (expense)	25,678	(42,211)	10,407
Total other comprehensive (loss) income	(44,383)	72,518	(17,352)
Comprehensive (loss) income	$(257,267)	$181,912	$133,595

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2009	–	130,339,500	$ –	$1,303	$297,429	$ 925,797	$ 1,660	$(50,827)	$1,175,362	$ 4,393	$1,179,755
Net income attributable to TCF Financial Corporation	–	–	–	–	–	150,947	–	–	150,947	3,297	154,244
Other comprehensive (loss)	–	–	–	–	–	–	(17,352)	–	(17,352)	–	(17,352)
Public offering of common stock	–	12,322,250	–	124	164,443	–	–	–	164,567	–	164,567
Net investment by non-controlling interest	–	–	–	–	–	–	–	–	–	810	810
Dividends on common stock	–	–	–	–	–	(27,617)	–	–	(27,617)	–	(27,617)
Grants of restricted stock, 347,916 shares	–	20,000	–	–	(8,491)	–	–	8,491	–	–	–
Common shares purchased by TCF employee benefit plans	–	442,579	–	4	6,358	–	–	–	6,362	–	6,362
Treasury shares sold to TCF employee benefit plans, 757,612 shares	–	–	–	–	(7,893)	–	–	19,620	11,727	–	11,727
Cancellation of shares of restricted stock	–	(23,723)	–	–	(247)	29	–	–	(218)	–	(218)
Cancellation of common shares for tax withholding	–	(135,594)	–	(1)	(1,946)	–	–	–	(1,947)	–	(1,947)
Amortization of stock compensation	–	–	–	–	9,534	–	–	–	9,534	–	9,534
Stock compensation tax benefits	–	–	–	–	298	–	–	–	298	–	298
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	399	–	–	(399)	–	–	–
Balance, December 31, 2010	–	142,965,012	$ –	$1,430	$459,884	$1,049,156	$ (15,692)	$(23,115)	$1,471,663	$ 8,500	$1,480,163
Net income attributable to TCF Financial Corporation	–	–	–	–	–	109,394	–	–	109,394	4,993	114,387
Other comprehensive income	–	–	–	–	–	–	72,518	–	72,518	–	72,518
Public offering of common stock	–	15,081,968	–	151	219,515	–	–	–	219,666	–	219,666
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	–	(2,999)	(2,999)
Dividends on common stock	–	–	–	–	–	(30,772)	–	–	(30,772)	–	(30,772)
Grants of restricted stock, 1,256,094 shares	–	1,247,500	–	12	(234)	–	–	222	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,402,505	–	14	17,957	–	–	–	17,971	–	17,971
Cancellation of shares of restricted stock	–	(120,886)	–	(1)	(620)	45	–	–	(576)	–	(576)
Cancellation of common shares for tax withholding	–	(209,719)	–	(2)	(3,114)	–	–	–	(3,116)	–	(3,116)
Amortization of stock compensation	–	–	–	–	11,105	–	–	–	11,105	–	11,105
Stock compensation tax benefits	–	–	–	–	280	–	–	–	280	–	280
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	10,474	–	–	(10,474)	–	–	–
Balance, December 31, 2011	–	160,366,380	$ –	$1,604	$715,247	$1,127,823	$ 56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Net loss attributable to TCF Financial Corporation	–	–	–	–	–	(212,884)	–	–	(212,884)	6,187	(206,697)
Other comprehensive loss	–	–	–	–	–	–	(44,383)	–	(44,383)	–	(44,383)
Public offering of preferred stock	4,006,900	–	263,240	–	–	–	–	–	263,240	–	263,240
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	–	(3,411)	(3,411)
Dividends on preferred stock	–	–	–	–	–	(5,606)	–	–	(5,606)	–	(5,606)
Dividends on common stock	–	–	–	–	–	(31,904)	–	–	(31,904)	–	(31,904)
Grants of restricted stock, 1,822,025 shares	–	1,822,025	–	18	(18)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,742,990	–	17	19,445	–	–	–	19,462	–	19,462
Cancellation of shares of restricted stock	–	(322,908)	–	(3)	(1,198)	16	–	–	(1,185)	–	(1,185)
Cancellation of common shares for tax withholding	–	(179,724)	–	(2)	(1,947)	–	–	–	(1,949)	–	(1,949)
Amortization of stock compensation	–	–	–	–	11,108	–	–	–	11,108	–	11,108
Stock compensation tax expense	–	–	–	–	(659)	–	–	–	(659)	–	(659)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	8,062	–	–	(8,062)	–	–	–
Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$ 877,445	$ 12,443	$(41,429)	$1,863,373	$13,270	$1,876,643

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income available to common stockholders	$ (218,490)	$ 109,394	$ 150,947
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	247,443	200,843	236,437
Depreciation and amortization	109,192	73,183	77,135
Proceeds from sales of loans and leases held for sale	161,221	37,395	–
Originations of loans held for sale, net of repayments	(171,420)	(32,987)	–
Net (decrease) increase in other assets and accrued expenses and other liabilities	(66,665)	92,176	62,397
Gains on sales of assets, net	(141,048)	(16,465)	(32,483)
Loss on termination of debt	550,735	–	–
Net income attributable to non-controlling interest	6,187	4,993	3,297
Other, net	20,445	28,011	17,994
Total adjustments	716,090	387,149	364,777
Net cash provided by operating activities	497,600	496,543	515,724
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,353,981)	812,988	429,228
Purchases of equipment for lease financing	(938,228)	(894,593)	(802,587)
Purchase of leasing and equipment finance portfolios	–	(68,848)	(186,779)
Purchase of inventory finance portfolios	(37,527)	(5,905)	(168,612)
Acquisition of Gateway One Lending & Finance, LLC, net of cash acquired	–	(94,323)	–
Proceeds from sales of loans	561,693	168,834	1,456
Proceeds from sales of lease receivables	76,596	125,072	10,670
Proceeds from sales of securities available for sale	2,074,494	181,696	1,330,955
Proceeds from sales of other securities	14,550	–	–
Purchases of securities available for sale	(645,880)	(1,039,379)	(1,788,142)
Proceeds from maturities of and principal collected on securities available for sale	202,431	586,816	436,574
Purchases of Federal Home Loan Bank stock	(157,517)	(6,663)	(34,925)
Redemption of Federal Home Loan Bank stock	197,571	29,093	26,042
Proceeds from sales of real estate owned	132,044	107,428	103,236
Purchases of premises and equipment	(44,082)	(34,865)	(36,088)
Other, net	40,418	34,334	32,420
Net cash provided by (used in) investing activities	122,582	(98,315)	(646,552)
Cash flows from financing activities:
Net increase in deposits	1,848,782	616,889	16,796
Net decrease in short-term borrowings	(3,797)	(120,374)	(117,814)
Proceeds from long-term borrowings	1,283,466	1,898	574,876
Payments on long-term borrowings	(4,164,102)	(376,087)	(135,704)
Net proceeds from public offerings of preferred stock	263,240	–	–
Net proceeds from public offering of common stock	–	219,666	164,567
Redemption of trust preferred securities	(115,010)	–	–
Net (distributions to) investment by non-controlling interest	(3,411)	(2,999)	810
Dividends paid on preferred stock	(5,606)	–	–
Dividends paid on common stock	(31,904)	(30,772)	(27,617)
Stock compensation tax (expense) benefit	(659)	280	298
Common shares sold to TCF employee benefit plans	19,462	17,971	6,362
Treasury shares sold to TCF employee benefit plans	–	–	11,727
Other, net	–	1,103	1,301
Net cash (used in) provided by financing activities	(909,539)	327,575	495,602
Net (decrease) increase in cash and due from banks	(289,357)	725,803	364,774
Cash and due from banks at beginning of year	1,389,704	663,901	299,127
Cash and due from banks at end of year	$ 1,100,347	$ 1,389,704	$ 663,901
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$ 108,524	$ 231,353	$ 258,750
Income taxes, net	$ (13,376)	$ (12,012)	$ 72,777
Transfer of loans to other assets	$ 137,311	$ 175,361	$ 214,079

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation  The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries (“TCF”). TCF Financial Corporation, a Delaware corporation, is a national bank holding company engaged primarily in retail banking and wholesale banking through its primary subsidiary, TCF National Bank (“TCF Bank”). TCF Bank owns leasing and equipment finance, inventory finance, auto finance and REIT subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.

Critical Accounting Policies

Critical Accounting Estimates  Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes.

Allowance for Loan and Lease Losses  The allowance for loan and lease losses is maintained at a level appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. TCF individually evaluates impairment on all impaired commercial and inventory finance loans, certain large impaired equipment finance loans and leases, large consumer real estate troubled debt restructured (“TDR”) loans, auto finance TDR loans, and all non-accrual Winthrop leases.  See Note 7, Allowance for Loan and Lease Losses and Credit Quality Information for a definition of impaired loans. Loan impairment on commercial, equipment finance and inventory finance loans is generally based upon the present value of the expected future cash flows discounted at the loan’s initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of collateral less estimated selling costs. Loans classified as TDR loans are considered impaired loans, with the allowance for loan losses determined using the present value of expected future cash flows or the fair value of the collateral less estimated selling costs for collateral dependent loans.  See Note 7, Allowance for Loan and Lease Losses and Credit Quality Information for further information on the determination of the allowance for losses on accruing consumer real estate TDR loans.

The impairment for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of incurred losses in these portfolios is based upon overall risk characteristics, changes in the character or size of portfolios, geographic location, risk rating migration, and prevailing economic conditions. Additionally, the level of historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to confirmed losses are utilized in the historical data used in the allowance for loan and lease losses calculations. Consumer real estate and auto finance loans are generally charged-off to the estimated fair value of underlying collateral, less estimated selling costs, when they are placed on non-accrual status. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure, and additional charge-offs are recorded if necessary. Valuation adjustments on residential properties, made within 90 days or four months after obtaining title or possession of the property, are recorded as charge-offs against the allowance for loan and lease losses. Subsequent valuation adjustments are recorded as foreclosed real estate expense. Deposit account overdrafts, which are included within other loans, are charged-off at or before they are 60 days past due. Commercial loans, leasing and equipment finance loans, and inventory finance loans which are considered collateral dependent, are charged-off to estimated fair value, less estimated selling costs, when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with contractual terms. Loans which are not collateral dependent are charged-off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses significantly depends upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

Lease Financing  TCF provides various types of commercial lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of future minimum lease payments and lease residual values. The determination of lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectability of minimum lease payments.

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment’s book value, less the present value of its residual. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the lease. TCF receives pro rata rent payments for the interim period until the lease contract commences and the fixed non-cancelable lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

Some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgment regarding product and technology changes, customer behavior, shifts in supply and demand, and other economic assumptions. TCF reviews residual assumptions on the portfolio at least annually and downward adjustments, if necessary, are charged to non-interest expense in the periods in which they become known.

TCF occasionally sells minimum lease payments, as a credit risk reduction tool, to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF’s Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment and related initial direct costs are included in other assets on the Consolidated Statements of Financial Condition and depreciated, on a straight-line basis over the term of the lease, to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

Income Taxes  Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis carrying amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the enactment date occurs.  Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors, including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities will not be challenged by taxing authorities. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

In the preparation of income tax returns, tax positions are taken based on interpretation of income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the Consolidated Statements of Comprehensive Income, net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, judicial action and through the examination process. TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Comprehensive Income.

Other Significant Accounting Policies

Investments  Investments are carried at cost and adjusted for amortization of premiums or accretion of discounts, using a level yield method. TCF periodically evaluates investments for “other than temporary” impairment with losses, if any, recorded in non-interest income within gains on securities, net.

Securities Available for Sale  Securities available for sale are carried at fair value with the unrealized gains or losses, net of related deferred income taxes, reported within accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. TCF evaluates securities available for sale for “other than temporary” impairment on a quarterly basis. Declines in the value of securities available for sale that are considered other than temporary are recorded net of gains on securities in non-interest income. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security.

Loans and Leases Held for Sale  Loans and leases designated as held for sale are carried at the lower of cost or fair value. Any cost amount exceeding an individual loan or lease’s fair value is recorded as a valuation allowance and recognized within the Consolidated Statements of Income as a reduction of gains on loans and leases held for sale.

Loans and Leases  Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on acquired loans, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on all lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to service fee income.

Loans and leases, including loans considered impaired, are reviewed regularly by management. Consumer real estate loans are placed on non-accrual status when the collection of interest and principal is 150 days or more past due or when six payments are owed. Consumer loans other than real estate and auto loans are charged-off or written down to collateral value less costs to sell at 120 days or more past due or when five payments are owed.  Consumer real estate loans, consumer loans other than real estate, and auto loans are generally placed on non-accrual status within 60 days of notification of bankruptcy, unless the customer has a sustained period of payment performance of six months or longer, including time prior to bankruptcy.  Furthermore, consumer real estate loans and consumer loans other than real estate and auto loans, are permanently placed on non-accrual status upon discharge under a Chapter 7 bankruptcy proceeding when the borrower does not reaffirm the debt, regardless of delinquency status.

Commercial real estate and commercial business loans, leasing and equipment finance loans and leases and inventory finance loans are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan or lease is adequately collateralized and in the process of collection.

Generally, when a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed against interest income. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related liability is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible, in which case interest income is recognized on a cash basis. Loans on non-accrual status are reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status permanently based upon regulatory guidance. Income on these loans is recognized on a cash basis when there is sustained repayment performance for six consecutive months (which may include payments prior to bankruptcy), and the loan is not more than 60 days delinquent.

Purchased Credit-Impaired (PCI) Loans acquired with evidence of credit deterioration since their origination, where it is probable TCF will not collect all contractually required principal and interest payments, are recorded as PCI loans. PCI loans are recorded at fair value at the date of acquisition. Such loans are considered to be accruing based on the existence of an accretable yield and not based on consideration given to contractual interest payments. The excess of expected cash flows to be collected over the initial fair value of an acquired portfolio is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method.  The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference.

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

Other Real Estate Owned and Repossessed and Returned Assets  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  The fair value of other real estate owned is determined through independent third-party appraisals, automated valuation methods or real estate broker’s price opinions less estimated selling costs.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions less estimated selling costs. Within 90 days or four months of a loan or lease transferring to other real estate owned or repossessed and returned assets, any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense.  Operating expenses of properties and recoveries on sales of other real estate owned are recorded in foreclosed real estate and repossessed assets, net. Operating revenue from foreclosed property is included in other non-interest income. Other real estate owned at December 31, 2012 and 2011 was $97 million and $134.9 million, respectively. Repossessed and returned assets at December 31, 2012 and 2011 were $3.5 million and $4.8 million, respectively.

Investments in Affordable Housing Limited Partnerships  Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits and amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2012, TCF’s investments in affordable housing limited partnerships were $15.8 million, compared with $22.7 million at December 31, 2011.

Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2012 and 2011, the carrying amount of these five investments was $15.2 million and $22.1 million, respectively. The maximum exposure to loss on these five investments was $15.2 million at December 31, 2012, however the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an investment grade credit-rated company, which further reduces the risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Interest-Only Strips  TCF periodically sells loans to third party financial institutions at fixed or variable rates.  For those transactions which achieve sale treatment, the underlying loan is not recognized on TCF’s Consolidated Statements of

Financial Condition.  The Company sells these loans at par value and retains an interest in the future cash flows of borrower loan payments, known as an interest-only strip.  The interest-only strip is recorded at fair value at the time of sale.  The fair value of the interest-only strip represents the present value of future cash flows generated by the loans to be retained by TCF. After initial recording of the interest-only strip, the accretable yield is measured as the difference between the fair value and the present value of cash flows expected to be collected.  The accretable yield is amortized into interest income over the life of the interest-only strip using the effective yield method.  The expected cash flows are evaluated quarterly to determine if they have changed from previous projections.  If the present value of the original cash flows expected to be collected is less than the present value of the current estimate of cash flows to be collected, the change is adjusted prospectively over the remaining life of the interest-only strip. If the present value of the original cash flows expected to be collected is greater than the present value of the current estimate an other than temporary impairment is generally recorded.

Intangible Assets  All assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, are recorded at fair value.  Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on an annual basis at the reporting unit level, which is one level below reportable operating segments. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit’s fair value below its carrying amount. Other intangible assets are amortized on a straight-line or effective yield basis over their estimated useful lives, and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

When testing for goodwill impairment, TCF may initially perform a qualitative assessment. Based on the results of this qualitative assessment, if TCF concludes it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative analysis is performed.  TCF’s quantitative valuation methodologies primarily include discounted cash flow analysis in determining fair value of reporting units.  If the fair value is less than the carrying amount, additional analysis is required to measure the amount of impairment. Impairment losses, if any, are recorded as a charge to non-interest expense and an adjustment to the carrying value of goodwill.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable.  Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Impairment losses, if any, permanently reduce the carrying value of the other intangible assets.

Stock-Based Compensation  The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date or date of employment termination. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

Income tax benefits related to stock compensation, in excess of grant date fair value less any proceeds on exercise, are recognized as additional paid-in capital upon vesting or exercise and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise are recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as income tax expense for any remaining amount. See Note 16, Stock Compensation, for additional information concerning stock-based compensation.

Deposit Account Overdrafts  Deposit account overdrafts are reported in other loans and leases. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Uncollectible deposit fees are reversed against fees and service charges and a related reserve for uncollectible deposit fees is maintained in other liabilities. Other deposit account losses are reported in other non-interest expense.

Note 2. Business Combination

On November 30, 2011, TCF Bank entered the auto finance business with the acquisition of 100% of the outstanding common shares of Gateway One Lending & Finance, LLC (“Gateway One”), a privately held lending company that indirectly originates loans on new and used autos to consumers through established dealer relationships. As a result of the acquisition, Gateway One became a wholly-owned subsidiary of TCF Bank and, accordingly, its results of operations have been included within TCF’s consolidated financial statements since November 30, 2011. TCF’s Consolidated Statements of Income for the

year ended December 31, 2011 included net interest income, non-interest income and net income of Gateway One totaling $282 thousand, $1.9 million and $89 thousand, respectively. During the fourth quarter of 2011, TCF recognized $2 million of acquisition costs.  These costs are reported in other non-interest expense within the Consolidated Statement of Income for the year ended December 31, 2011.

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

	Years Ended December 31,
	2011	2010
(In thousands, except per-share data)	Unaudited	Unaudited
Interest income	$943,776	$978,623
Net interest income	704,693	706,556
Non-interest income	458,998	547,940
Net income available to common stockholders	107,597	150,613
Basic net income per common share	$ .70	$ 1.08
Diluted net income per common share	$ .69	$ 1.08

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

At the time of acquisition, all of Gateway One’s loans held for investment totaling $3.9 million, had evidence of deteriorated credit quality.  At December 31, 2012, $1.3 million of such loans remained. See Note 6, Loans and Leases for additional information. The goodwill of $73 million arising from the acquisition consisted largely of expected incremental balance sheet and fee growth and cross selling opportunities. The goodwill was assigned to TCF’s Lending segment. None of the goodwill recognized is deductible for income tax purposes.

Pursuant to the terms of the acquisition, three key members of Gateway One’s management team were required to utilize a portion of the consideration paid to them by TCF to separately purchase TCF common stock in the aggregate amount of $2.6 million.  These shares of TCF common stock are being retained by a trustee for three years pursuant to the terms of the custodial agreements entered into between the trustee, TCF and each individual.  Ownership of these shares will be forfeited to TCF if during the three-year period any of the individuals terminates his employment with TCF without good reason, or TCF terminates their employment for cause, and has been accounted for separately from the acquisition.  Due to the fact that this portion of the purchase consideration was tied to continuing employment, and at risk, the value of these shares has been recorded within other assets and is being recognized as compensation expense ratably over the three-year period. In addition, TCF provided Gateway One $10 million in interim funding prior to the acquisition to facilitate its closing. This loan was executed at prevailing market pricing and terms.

Note 3. Cash and Due from Banks

At December 31, 2012 and 2011, TCF Bank was required by Federal Reserve regulations to maintain reserves of $79.7 million and $42.1 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans and consumer real estate loans. Cash proceeds from loans serviced for third parties are held in restricted accounts until remitted.  TCF also retains restricted cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $28.8 million and $17.5 million was included within cash and due from banks at December 31, 2012 and 2011, respectively.

Note 4.  Investments

	At December 31,
(In thousands)	2012	2011
Federal Home Loan Bank stock, at cost	$ 79,032	$119,086
Federal Reserve Bank stock, at cost	36,178	31,711
Other	5,657	6,983
Total investments	$120,867	$157,780

The investments in Federal Home Loan Bank stock are required investments related to TCF’s membership in and current borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines. All Federal Home Loan Bank’s (“FHLBanks”) obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBanks are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in FHLB of Des Moines could be adversely impacted by the financial operations of the FHLBanks and actions of their regulator, the Federal Housing Finance Agency.

TCF Bank is required to hold Federal Reserve Bank stock equal to 6% of TCF Bank’s capital surplus, which is additional paid in capital stock, less any deficit retained earnings, gains (losses) on available for sale securities, and foreign currency translation adjustments as of the current period end. Other investments primarily consist of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act.

During 2012, TCF recorded an impairment charge of $865 thousand on other investments, which had a carrying value of $5.7 million at December 31, 2012, as full recovery is not expected. During 2011, TCF recorded an impairment charge of $16 thousand on other investments, which had a carrying value of $7 million at December 31, 2011.

During the second quarter of 2012, TCF sold its Visa Class B stock, resulting in a net $13.1 million pretax gain recorded in non-interest income within the Consolidated Statement of Income. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of Visa Class B stock into Visa Class A stock is adjusted.

The carrying values and yields on investments at December 31, 2012, by contractual maturity, are shown below.

(Dollars in thousands)	Carrying Value	Yield
Due in one year or less	$ 100	1.00%
Due in 1-5 years	1,600	3.31
Due in 5-10 years	1,000	3.00
Due after 10 years	2,957	5.55
No stated maturity	115,210	3.73
Total	$120,867	3.76%

Note 5.  Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities
U.S. Government sponsored enterprises and federal agencies	$691,570	$21,693	$3,209	$710,054	$2,233,307	$89,029	$ –	$2,322,336
Other	127	–	–	127	152	–	–	152
Other securities	1,642	268	–	1,910	1,742	–	192	1,550
Total	$693,339	$21,961	$3,209	$712,091	$2,235,201	$89,029	$192	$2,324,038
Weighted-average yield	2.70%				3.79%

Gross realized gains of $90.2 million, $8 million and $31.5 million were recognized on sales of securities available for sale during 2012, 2011 and 2010, respectively. Mortgage-backed securities of $19.8 million were pledged as collateral to secure certain deposits and borrowings at December 31, 2012. Mortgage-backed securities of $1.8 billion were pledged as collateral to secure certain deposits and borrowings at December 31, 2011. During 2012 and 2011, TCF recorded an impairment charge of $225 thousand and $768 thousand, respectively, on other securities as full recovery is not expected.

The amortized cost and fair value of securities available for sale by contractual maturity, at December 31, 2012, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.  At December 31, 2011, TCF held $1.5 million of other securities with an unrealized loss totaling $192 thousand. This unrealized loss was not considered other than temporary as of December 31, 2011, and was in an unrealized loss position for less than twelve months.

	At December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1-5 years	$ 102	$ 107
Due in 5-10 years	114	115
Due after 10 years	691,481	709,959
No stated maturity	1,642	1,910
Total	$693,339	$712,091

Note 6.  Loans and Leases

	At December 31,		Percent
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
First mortgage lien	$ 4,239,524	$ 4,742,423	(10.6)%
Junior lien	2,434,977	2,152,868	13.1
Total consumer real estate	6,674,501	6,895,291	(3.2)
Commercial:
Commercial real estate:
Permanent	2,934,849	3,039,488	(3.4)
Construction and development	146,093	159,210	(8.2)
Total commercial real estate	3,080,942	3,198,698	(3.7)
Commercial business	324,293	250,794	29.3
Total commercial	3,405,235	3,449,492	(1.3)
Leasing and equipment finance: (1)
Equipment finance loans	1,306,423	1,110,803	17.6
Lease financings:
Direct financing leases	1,905,532	2,039,096	(6.6)
Sales-type leases	24,371	29,219	(16.6)
Lease residuals	103,207	129,100	(20.1)
Unearned income and deferred lease costs	(141,516)	(165,959)	14.7
Total lease financings	1,891,594	2,031,456	(6.9)
Total leasing and equipment finance	3,198,017	3,142,259	1.8
Inventory finance	1,567,214	624,700	150.9
Auto finance	552,833	3,628	N.M.
Other	27,924	34,885	(20.0)
Total loans and leases	$15,425,724	$14,150,255	9.0%

N.M. Not Meaningful.

(1)   Operating leases of $82.9 million and $69.6 million at December 31, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At December 31, 2012, the consumer real estate junior lien portfolio was comprised of $2.1 billion of home equity lines of credit (HELOCs) and $303.9 million of amortizing junior lien mortgage loans.  $1.4 billion of the HELOCs are interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years.  As of December 31, 2012, $697.8 million had a 10-year interest-only draw period and a 20-year amortization repayment period and all are within the 10-year initial draw period, and as such, none of the HELOCs have converted to amortizing loans.

From time to time, TCF sells loans and minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related loans and lease cash flow stream is derecognized.  During the years ended December 31, 2012 and 2011, TCF sold $102.4 million and $119.1 million, respectively, of loans and minimum lease payment receivables, received cash of $104.9 million and $125.1 million, respectively, and recognized net gains of $2.5 million and $5.9 million, respectively. At December 31, 2012 and 2011, TCF’s lease residuals reported within the table above include $14.8 million and $9.1 million, respectively, related to all historical sales of minimum lease payment receivables.

During the year ended December 31, 2012, TCF sold $536.7 million of consumer auto loans with servicing retained and received cash of $524.9 million, resulting in gains of $22.1 million.  Related to these sales, TCF retained interest-only strips of $39.5 million.  At December 31, 2012, interest-only strips and contractual recourse liabilities totaled $46.7 million and $3.6 million, respectively.  At December 31, 2011, interest-only strips and contractual recourse liabilities totaled $22.4 million and $6 million, respectively.  No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.  TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $1.3 billion and $399.7 million at December 31, 2012 and December 31, 2011, respectively.

During the year ended December 31, 2012, TCF sold $161.8 million of consumer real estate loans with limited representations and indemnification and a limited credit guarantee and recognized gains of $5.4 million and received cash of $167.2 million.  Related to a fourth quarter sale, TCF retained an interest-only strip of $1.1 million.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2012, are as follows.

(In thousands)	Total
2013	$ 753,684
2014	510,616
2015	333,024
2016	194,203
2017	83,735
Thereafter	26,462
Total	$1,901,724

Acquired Loans and Leases  At December 31, 2012, TCF held $170.7 million in acquired portfolios compared to $371.9 million at December 31, 2011.  Within TCF’s acquired loan and lease portfolios, there were certain loans which had experienced deterioration in credit quality at the time of acquisition.  These loans had outstanding principal balances of $4.1 million and $10.8 million at December 31, 2012 and December 31, 2011, respectively.  The non-accretable discount on loans acquired with deteriorated credit quality was $1.4 million at December 31, 2012 and $946 thousand at December 31, 2011.  The accretable discount to be recognized in income for these loans was $333 thousand at December 31, 2012 and $754 thousand at December 31, 2011.  Accretion of $421 thousand and $157 thousand was recorded for the years ended December 31, 2012 and 2011, respectively.

Note 7. Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and leases losses and balances by type of allowance methodology. TCF’s key credit quality indicator is the receivable’s performance status, defined as accruing or non-accruing.

	At December 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 183,435	$ 46,954	$ 21,173	$ 2,996	$ –	$ 1,114	$ 255,672
Charge-offs	(184,785)	(40,836)	(15,248)	(1,838)	(1,164)	(10,239)	(254,110)
Recoveries	5,649	1,959	5,058	333	30	7,314	20,343
Net charge-offs	(179,136)	(38,877)	(10,190)	(1,505)	(1,134)	(2,925)	(233,767)
Provision for credit losses	178,496	43,498	10,054	6,060	6,726	2,609	247,443
Other	(782)	–	–	18	(1,456)	–	(2,220)
Balance, at end of year	$ 182,013	$ 51,575	$ 21,037	$ 7,569	$ 4,136	$ 798	$ 267,128
Allowance for loan and lease losses:
Collectively evaluated for impairment	$ 181,139	$ 37,210	$ 20,337	$ 7,339	$ 4,136	$ 798	$ 250,959
Individually evaluated for impairment	874	14,365	700	230	–	–	16,169
Total	$ 182,013	$ 51,575	$ 21,037	$ 7,569	$ 4,136	$ 798	$ 267,128
Loans and leases outstanding:
Collectively evaluated for impairment	$6,669,424	$3,133,011	$3,187,393	$1,565,727	$551,456	$27,924	$15,134,935
Individually evaluated for impairment	5,077	272,224	7,754	1,487	101	–	286,643
Loans acquired with deteriorated credit quality	–	–	2,870	–	1,276	–	4,146
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

	At December 31, 2011
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 172,850	$ 62,478	$ 26,301	$ 2,537	$ –	$ 1,653	$ 265,819
Charge-offs	(156,854)	(42,733)	(16,984)	(1,044)	–	(12,680)	(230,295)
Recoveries	3,743	1,654	4,461	193	–	9,262	19,313
Net charge-offs	(153,111)	(41,079)	(12,523)	(851)	–	(3,418)	(210,982)
Provision for credit losses	163,696	25,555	7,395	1,318	–	2,879	200,843
Other	–	–	–	(8)	–	–	(8)
Balance, at end of year	$ 183,435	$ 46,954	$ 21,173	$ 2,996	$ –	$ 1,114	$ 255,672
Allowance for loan and lease losses:
Collectively evaluated for impairment	$ 182,315	$ 24,842	$ 17,339	$ 2,583	$ –	$ 1,114	$ 228,193
Individually evaluated for impairment	1,120	22,112	3,834	413	–	–	27,479
Total	$ 183,435	$ 46,954	$ 21,173	$ 2,996	$ –	$ 1,114	$ 255,672
Loans and leases outstanding:
Collectively evaluated for impairment	$6,887,627	$2,811,046	$3,112,864	$616,496	$ –	$34,885	$13,462,918
Individually evaluated for impairment	7,664	638,446	22,200	8,204	–	–	676,514
Loans acquired with deteriorated credit quality	–	–	7,195	–	3,628	–	10,823
Total	$6,895,291	$3,449,492	$3,142,259	$624,700	$3,628	$34,885	$14,150,255

Performing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s performing and non-accrual loans and leases. Performing loans and leases are considered to have a lower risk of loss and are on accruing status and less than 60 days delinquent. Non-accrual loans and leases along with loans and leases that are 60 days or more delinquent are those which management believes have a higher risk of loss than performing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF’s key credit quality indicator is the receivable’s status as accruing or non-accruing.

	At December 31, 2012
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$ 3,963,873	$28,132	$47,888	$ 4,039,893	$199,631	$ 4,239,524
Junior lien	2,386,567	6,170	6,971	2,399,708	35,269	2,434,977
Total consumer real estate	6,350,440	34,302	54,859	6,439,601	234,900	6,674,501
Commercial:
Commercial real estate	2,960,383	604	1,655	2,962,642	118,300	3,080,942
Commercial business	314,476	17	354	314,847	9,446	324,293
Total commercial	3,274,859	621	2,009	3,277,489	127,746	3,405,235
Leasing and equipment finance:
Middle market	1,725,252	796	16	1,726,064	9,446	1,735,510
Small ticket	795,881	1,844	518	798,243	3,989	802,232
Winthrop	372,933	22	–	372,955	116	373,071
Other	261,678	64	–	261,742	101	261,843
Total leasing and equipment finance	3,155,744	2,726	534	3,159,004	13,652	3,172,656
Inventory finance	1,565,608	109	10	1,565,727	1,487	1,567,214
Auto finance	550,923	228	304	551,455	101	551,556
Other	26,322	20	11	26,353	1,571	27,924
Subtotal	14,923,896	38,006	57,727	15,019,629	379,457	15,399,086
Portfolios acquired with deteriorated credit quality	26,348	221	69	26,638	–	26,638
Total	$14,950,244	$38,227	$57,796	$15,046,267	$379,457	$15,425,724

	At December 31, 2011
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$ 4,525,951	$32,571	$54,787	$ 4,613,309	$129,114	$ 4,742,423
Junior lien	2,110,334	7,813	14,464	2,132,611	20,257	2,152,868
Total consumer real estate	6,636,285	40,384	69,251	6,745,920	149,371	6,895,291
Commercial:
Commercial real estate	3,092,855	98	1,001	3,093,954	104,744	3,198,698
Commercial business	227,970	49	–	228,019	22,775	250,794
Total commercial	3,320,825	147	1,001	3,321,973	127,519	3,449,492
Leasing and equipment finance:
Middle market	1,627,369	1,260	84	1,628,713	13,185	1,641,898
Small ticket	792,566	2,368	613	795,547	5,535	801,082
Winthrop	447,334	235	–	447,569	1,253	448,822
Other	185,563	198	–	185,761	610	186,371
Total leasing and equipment finance	3,052,832	4,061	697	3,057,590	20,583	3,078,173
Inventory finance	623,717	153	7	623,877	823	624,700
Auto finance	–	–	–	–	–	–
Other	34,829	20	21	34,870	15	34,885
Subtotal	13,668,488	44,765	70,977	13,784,230	298,311	14,082,541
Portfolios acquired with deteriorated credit quality	65,820	766	1,128	67,714	–	67,714
Total	$13,734,308	$45,531	$72,105	$13,851,944	$298,311	$14,150,255

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Year Ended December 31,
(In thousands)	2012	2011	2010
Contractual interest due on non-accrual loans and leases	$39,232	$37,645	$40,016
Interest income recognized on loans and leases in non-accrual status	9,401	7,371	6,773
Foregone interest income	$29,831	$30,274	$33,243

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and

Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts:

	At December 31,
(In thousands)	2012	2011
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$69,170	$74,347
60+ days delinquent and accruing	644	1,112
Non-accrual	18,982	17,531
Total consumer real estate loans to customers in bankruptcy	$88,796	$92,990

For the years ended December 31, 2012 and 2011, interest income would have been reduced by approximately $910 thousand and $919 thousand, respectively, had the accrual of interest income on the above consumer loans been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties    Included within the loans and leases in previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

TCF held consumer real estate TDR loans of $651.8 million and $479.8 million at December 31, 2012 and 2011, respectively, of which $478.3 million and $433.1 million were accruing at December 31, 2012 and 2011, respectively. TCF also held $236.8 million and $181.6 million of commercial loan TDR loans at December 31, 2012 and 2011, respectively, of which $144.5 million and $98.4 million were accruing at December 31, 2012 and 2011, respectively. The amount of additional funds committed to consumer real estate and commercial borrowers in TDR status was $8.6 million and $8.5 million at December 31, 2012 and 2011, respectively. In addition, TCF held leasing and equipment finance TDR loans of $3.8 million and $1.8 million at December 31, 2012 and 2011, respectively, of which $1.1 million and $776 thousand were accruing at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, no additional funds were committed to leasing and equipment finance borrowers in TDR status.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications are not reported as TDR loans in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDR loans are considered to be impaired.

The financial effects of TDR loans are presented in the following tables and represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms.

	For the Year Ended December 31, 2012
(In thousands)	Original Contractual Interest Due on TDR Loans	Interest Income Recognized on TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$29,317	$15,420	$13,897
Junior lien	2,483	1,587	896
Total consumer real estate	31,800	17,007	14,793
Commercial:
Commercial real estate	5,669	5,557	112
Commercial business	426	378	48
Total commercial	6,095	5,935	160
Leasing and equipment finance:
Middle market	57	66	(9)
Total leasing and equipment finance	57	66	(9)
Total	$37,952	$23,008	$14,944

	For the Year Ended December 31, 2011
(In thousands)	Original Contractual Interest Due on TDR Loans	Interest Income Recognized on TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$23,815	$12,225	$11,590
Junior lien	1,712	955	757
Total consumer real estate	25,527	13,180	12,347
Commercial:
Commercial real estate	3,249	3,066	183
Commercial business	306	306	–
Total commercial	3,555	3,372	183
Leasing and equipment finance:
Middle market	78	79	(1)
Total leasing and equipment finance	78	79	(1)
Total	$29,160	$16,631	$12,529

	For the Year Ended December 31, 2010
(In thousands)	Original Contractual Interest Due on TDR Loans	Interest Income Recognized on TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$19,649	$10,416	$9,233
Junior lien	1,450	719	731
Total consumer real estate	21,099	11,135	9,964
Commercial real estate	200	182	18
Total	$21,299	$11,317	$9,982

The table below summarizes TDR loans that defaulted during the years ended December 31, 2012 and 2011, which were modified within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	For the Year Ended December 31,
	2012			2011
(Dollars in thousands)	Number of Loans	Loan Balance	(1)	Number of Loans	Loan Balance	(1)
Consumer real estate:
First mortgage lien	62	$ 10,007		147	$ 26,693
Junior lien	25	1,221		42	4,934
Total consumer real estate	87	11,228		189	31,627
Commercial real estate	21	41,027		5	32,161
Total defaulted modified loans	108	$ 52,255		194	$ 63,788
Total loans modified in the applicable period	2,383	$575,014		2,017	$482,197
Defaulted modified loans as a percent of total loans modified in the applicable period	4.5%	9.1%		9.6%	13.2%

(1)   The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for fully collateral-dependent loans. The allowance on accruing consumer real estate TDR loans was $82.3 million, or 17.2% of the outstanding balance at December 31, 2012, and $58.3 million, or 13.5% of the outstanding balance at December 31, 2011.  For consumer real estate TDR loans, in 2012 TCF utilized average re-default rates ranging from 10% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience. Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan terms is expected.  Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy and not reaffirmed, which permanently remain on non-accrual status for the remainder of the term of the loan. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment, based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for fully collateral-dependent loans. The allowance on accruing commercial loan TDR loans was $1.5 million, or 1.0% of the outstanding balance, at December 31, 2012, and $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as all TDR loans. Impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing loans. Accruing TDR loans that are less than 60 days delinquent have been disclosed as performing within the previous tables of performing and non-accrual loans and leases. In the following tables, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following tables summarize impaired loans.

	At December 31, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Average Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$448,887	$441,336	$76,425	$418,425	$15,016
Junior lien	44,218	42,836	9,120	38,120	1,519
Total consumer real estate	493,105	484,172	85,545	456,545	16,535
Commercial:
Commercial real estate	287,061	250,578	12,963	223,681	5,792
Commercial business	27,662	21,676	1,408	25,430	393
Total commercial	314,723	272,254	14,371	249,111	6,185
Leasing and equipment finance:
Middle market	7,414	7,415	737	8,456	19
Small ticket	153	153	65	343	–
Other	101	101	36	356	6
Total leasing and equipment finance	7,668	7,669	838	9,155	25
Inventory finance	1,487	1,487	230	1,155	125
Other	38	38	–	19	1
Total impaired loans with an allowance recorded	817,021	765,620	100,984	715,985	22,871
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	184,790	141,511	–	95,305	4,466
Junior lien	59,451	26,166	–	13,978	1,721
Total consumer real estate	244,241	167,677	–	109,283	6,187
Auto finance	187	101	–	51	–
Total impaired loans without an allowance recorded	244,428	167,778	–	109,334	6,187
Total impaired loans	$1,061,449	$933,398	$100,984	$825,319	$29,058

	At December 31, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Average Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$396,754	$395,513	$55,642	$355,183	$12,040
Junior lien	33,796	33,404	5,397	27,561	930
Total consumer real estate	430,550	428,917	61,039	382,744	12,970
Commercial:
Commercial real estate	224,682	196,784	13,819	174,964	3,078
Commercial business	36,043	29,183	4,019	33,563	307
Total commercial	260,725	225,967	17,838	208,527	3,385
Leasing and equipment finance:
Middle market	9,501	9,501	1,130	11,341	123
Small ticket	532	532	114	528	9
Other	610	610	127	356	–
Total leasing and equipment finance	10,643	10,643	1,371	12,225	132
Inventory finance	823	823	44	939	71
Total impaired loans with an allowance recorded	702,741	666,350	80,292	604,435	16,558
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,954	49,099	–	39,394	1,194
Junior lien	3,810	1,790	–	1,723	79
Total impaired loans without an allowance recorded	71,764	50,889	–	41,117	1,273
Total impaired loans	$774,505	$717,239	$80,292	$645,552	$17,831

Note 8. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31
(In thousands)	2012	2011
Land	$152,265	$145,583
Office buildings	274,673	272,036
Leasehold improvements	62,475	63,612
Furniture and equipment	290,050	319,679
Subtotal	779,463	800,910
Less accumulated depreciation and amortization	338,997	364,629
Total	$440,466	$436,281

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $35.5 million, $34.4 million and $34.7 million in 2012, 2011 and 2010, respectively.

At December 31, 2012, the total future minimum rental payments for operating leases of premises and equipment are as follows.

(In thousands)
2013	$ 26,028
2014	27,014
2015	25,207
2016	22,222
2017	21,156
Thereafter	70,752
Total	$192,379

Note 9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

	At December 31,
	2012					2011
	Weighted- Average					Weighted- Average
	Amortization					Amortization
	Period		Gross	Accumulated	Net	Period		Gross	Accumulated	Net
(Dollars in thousands)	(In Years	)	Amount	Amortization	Amount	(In Years	)	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangibles	10		$ 3,049	$ 241	$ 2,808	–		$ –	$ –	$ –
Customer base intangibles	11		2,730	557	2,173	11		2,730	360	2,370
Non-compete agreement	5		4,590	1,034	3,556	5		4,590	113	4,477
Tradename	2		300	163	137	2		300	13	287
Total	8		$ 10,669	$1,995	$ 8,674	7		$ 7,620	$486	$ 7,134
Unamortizable intangible assets:
Goodwill related to funding segment			$141,245		$141,245			$141,245		$141,245
Goodwill related to lending segment			84,395		84,395			84,395		84,395
Total			$225,640		$225,640			$225,640		$225,640

As a result of the acquisition of Gateway One in 2011, TCF recorded goodwill and other intangibles of $73 million and $6.2 million, respectively. On June 1, 2012, TCF Bank assumed $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). Deposit base intangibles of $3 million were recorded in connection with this assumption of deposits. Amortization expense for intangible assets is estimated to be $2 million for 2013, $1.8 million for 2014, $1.6 million for 2015, $1.4 million for 2016 and $497 thousand for 2017. There was no impairment of goodwill or other intangible assets for the years ended December 31, 2012, 2011, or 2010.

Note 10.  Deposits

Deposits are summarized as follows.

	At December 31,
	2012			2011
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	–%	$ 2,487,792	17.7%	–%	$ 2,442,522	20.0%
Interest bearing	.10	2,346,840	16.8	.16	2,187,227	18.0
Total checking	.05	4,834,632	34.5	.07	4,629,749	38.0
Savings	.28	6,104,104	43.4	.37	5,855,263	48.0
Money market	.34	820,553	5.8	.36	651,377	5.3
Total checking, savings and money market	.19	11,759,289	83.7	.25	11,136,389	91.3
Certificates of deposit	1.05	2,291,497	16.3	.75	1,065,615	8.7
Total deposits	.33%	$14,050,786	100.0%	.29%	$12,202,004	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2012.

Maturity	$ 100,000	+	Other	Total
0-3 months	$ 243,749		$ 258,305	$ 502,054
4-6 months	95,767		161,220	256,987
7-12 months	374,367		459,621	833,988
13-24 months	233,330		305,037	538,367
Over 24 months	81,890		78,211	160,101
Total	$1,029,103		$1,262,394	$2,291,497

On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from PB&T.  The deposits consist primarily of Individual Retirement Accounts (“IRA”) with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T.

Note 11.  Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for the years ended December 31, 2012 and 2011.

	2012		2011
(Dollar in thousands)	Amount	Rate	Amount	Rate
At December 31,
Securities sold under repurchase agreements	$ 2,619.10%		$6,416.10%
Total	$ 2,619.10%		$6,416.10%
Year ended December 31, average daily balance
Federal Home Loan Bank advances	$ 289,164.30%		$23,483.24%
Federal funds purchased	16,137.22		15,784.20
Securities sold under repurchase agreements	6,374.10		7,677.10
U.S. Treasury, tax and loan borrowings	–	–	2,105	–
Line of Credit - TCF Commercial Finance Canada, Inc.	743	5.04	393	19.08
Total	$ 312,418.33%		$49,442.35%
Maximum month-end balance
Federal Home Loan Bank advances	$1,150,000	N.A.	$–	N.A.
Federal funds purchased	75,000	N.A.	20,000	N.A.
Securities sold under repurchase agreements	7,747	N.A.	12,024	N.A.
U.S. Treasury, tax and loan borrowings	–	N.A.	2,675	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	6,083	N.A.	5,794	N.A.

N.A. Not Applicable.

At December 31, 2012, all of the securities sold under short-term repurchase agreements were related to TCF National Bank’s Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $17.8 million.

Note 12.  Long-term Borrowings

Long-term borrowings consist of the following.

		At December 31,
		2012		2011
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2013	$ 680,000.73%		$ 400,000.97%
	2014	448,000.42		–	–
	2015	125,000.44		900,000	4.18
	2016	297,000	1.12	1,100,000	4.49
	2017	–	–	1,250,000	4.60
	2018	–	–	300,000	3.51
Subtotal		1,550,000.69		3,950,000	4.02
Subordinated bank notes	2014	71,020	1.96	71,020	2.21
	2015	50,000	1.89	50,000	2.14
	2016	74,810	5.59	74,661	5.63
	2022	109,036	6.37	–	–
Subtotal		304,866	4.42	195,681	3.49
Junior subordinated notes (trust preferred)	2068	–	–	114,236	12.83
Discounted lease rentals	2012	–	–	57,622	5.32
	2013	30,985	4.97	36,009	5.28
	2014	16,325	4.82	16,641	5.12
	2015	8,240	4.79	5,662	5.04
	2016	5,451	4.80	4,026	4.98
	2017	2,885	4.62	1,787	4.98
Subtotal		63,886	4.88	121,747	5.25
Other long-term	2013	2,340	1.36	–	–
	2014	2,474	1.36	–	–
	2015	2,508	1.36	–	–
	2016	2,542	1.36	–	–
	2017	2,580	1.36	–	–
Subtotal		12,444	1.36	–	–
Total long-term borrowings		$1,931,196	1.42%	$4,381,664	4.26%

At December 31, 2012, TCF has pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $6.4 billion as collateral for FHLB advances.  There were no callable advances or repurchase agreements included in FHLB borrowings at year end.

During June 2012, TCF Bank issued $110 million of subordinated notes, at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate of 6.25% per annum until maturity. The notes qualify as Tier 2, or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank used the proceeds to pay down short term borrowings.

The $71 million of subordinated notes due 2014 reprice quarterly at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $50 million of subordinated notes due 2015 reprice quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $74.8 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until maturity on February 1, 2016. All of these subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF, issued 10.75% trust preferred junior subordinated notes (the “Trust Preferred Securities”). TCF determined that the Federal Reserve’s approval for publication of the notice of proposed rulemaking on June 7, 2012, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities, constituted a “capital treatment event” (as defined in the indenture governing the Trust Preferred Securities), which allowed TCF to redeem the Trust Preferred Securities.  The Trust Preferred Securities were redeemed on July 30, 2012, at the redemption price of $25 per Trust Preferred Security plus accumulated and unpaid distributions, totaling $115 million. The redemption was funded with a portion of the net proceeds from TCF’s offering of Series A Non-Cumulative Perpetual Preferred Stock, which closed in June 2012.

During March 2012, as part of TCF’s balance sheet repositioning, the Company borrowed $2.1 billion of fixed and floating rate FHLB advances, both long-and short-term, with a weighted-average interest rate of .5%, and also sold $1.9 billion of U.S. government-sponsored mortgage-backed securities at a gain of $77 million.  Proceeds were used to terminate $2.1 billion of FHLB advances with a weighted-average fixed rate of 4.4%, and $1.5 billion of repurchase agreements with a weighted-average fixed rate of 4.2%.  At December 31, 2012, the aggregate carrying value of pledged loans available as collateral for FHLB advances was $6.4 billion.  Such loans are secured by residential real estate, commercial real estate loans, and FHLB stock.

Note 13.  Income Taxes

The following table summarizes applicable income taxes in the Consolidated Statements of Income.

(In thousands)	Current	Deferred	Total
Year ended December 31, 2012:
Federal	$ 6,646	$(129,082)	$(122,436)
State	7,994	(18,416)	(10,422)
Total	$14,640	$(147,498)	$(132,858)
Year ended December 31, 2011:
Federal	$(2,737)	$ 56,144	$ 53,407
State	16,740	(5,706)	11,034
Total	$14,003	$ 50,438	$ 64,441
Year ended December 31, 2010:
Federal	$49,462	$ 27,100	$ 76,562
State	11,695	1,914	13,609
Total	$61,157	$ 29,014	$ 90,171

TCF’s effective income tax rate differs from the statutory federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2012	2011	2010
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income tax, net of federal income tax	1.99	4.01	3.62
Deferred tax adjustments	1.40	(.04)	–
Civil money penalty	(1.03)	–	–
Non-controlling interest tax effect	.64	(1.01)	(.48)
Tax exempt income	.55	(.82)	(.41)
Investments in affordable housing	.29	(.69)	(.76)
Other, net	.29	(.41)	(.08)
Effective income tax rate	39.13%	36.04%	36.89%

A reconciliation of the changes in unrecognized tax benefits is as follows.

(In thousands)	2012	2011	2010
Balance, beginning of year	$2,377	$2,464	$2,857
Increases for tax positions related to the current year	449	273	562
Increases for tax positions related to prior years	1,781	605	–
Decreases for tax positions related to prior years	–	(261)	(251)
Settlements with taxing authorities	(70)	(84)	–
Decreases related to lapses of applicable statutes of limitation	(307)	(620)	(704)
Balance, end of year	$4,230	$2,377	$2,464

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective tax rate was $1.1 million and $1 million at December 31, 2012 and 2011, respectively.  TCF recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.  TCF recorded an increase in interest and penalties of $77 thousand and $22 thousand, net of tax effects, during 2012 and 2011, respectively, and a reduction in interest and penalties of $154 thousand, net of tax effects, in 2010.  Interest and penalties of approximately $317 thousand and $240 thousand were accrued at December 31, 2012 and 2011, respectively.

TCF’s federal income tax returns are open and subject to examination for 2009 and later tax return years.  TCF’s various state income tax returns are generally open for 2008 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2012	2011
Deferred tax assets:
Net operating losses and credit carryforwards	$146,741	$ 16,316
Valuation allowance	(7,362)	(5,094)
Allowance for loan and lease losses	92,461	92,031
Stock compensation and deferred compensation plans	25,769	23,464
Accrued expense	4,628	3,469
Other	8,778	6,462
Total deferred tax assets	271,015	136,648
Deferred tax liabilities:
Lease financing	293,470	304,996
Premises and equipment	21,819	20,505
Loan fees and discounts	21,056	21,938
Prepaid expenses	9,565	9,092
Securities available for sale	7,075	32,568
Goodwill and other intangibles	5,307	5,532
Investments in FHLB stock	2,628	2,509
Other	3,796	6,385
Total deferred tax liabilities	364,716	403,525
Net deferred tax liabilities	$ 93,701	$266,877

The net operating losses and credit carryforwards at December 31, 2012, consist of federal net operating losses of $117.8 million and federal credit carryforwards of $5.7 million that expire in years 2027 through 2032, state net operating losses of $14.6 million that expire in years 2013 through 2032, and charitable contribution carryforwards of $1.3 million that expire in years 2016 through 2017.

Note 14.  Equity

Restricted Retained Earnings Retained earnings at TCF Bank, at December 31, 2012, includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2012	2011
Treasury stock, at cost	$ (1,102)	$ (1,102)
Shares held in trust for deferred compensation plans, at cost	(40,327)	(32,265)
Total	$(41,429)	$(33,367)

Repurchases No repurchases of common stock were made in 2012, 2011 or 2010. At December 31, 2012, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by TCF’s Board of Directors.  Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Public Offering of Common Stock In March of 2011, TCF completed public offerings of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.

Public Offering of Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $.01 per share (the “Series A Preferred Stock”).  In connection with the offering, TCF issued 6,900,000 depositary shares at a public offering price of $25 per depositary share.  Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million. TCF paid $5.6 million in cash dividends to holders of Series A Preferred Stock during 2012.

Public Offering of 6.45% Series B Non-Cumulative Perpetual Preferred Stock On December 19, 2012, TCF completed the public offering of 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock par value $.01 per share (the “Series B Preferred Stock”). Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $3.5 million, were $96.5 million. Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, commencing on March 1, 2013, at a per annum rate of 6.45%.  No cash dividends were paid to holders of Series B Preferred Stock in 2012.

Shares Held in Trust for Deferred Compensation Plans

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans

TCF has maintained the deferred compensation plans listed above, which previously allowed eligible executives, senior officers, directors and certain other employees, and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October of 2008, TCF terminated the employee plans for those participants who elected to do so, and only the Director plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans were invested in TCF common stock, other publicly traded stocks, bonds or mutual funds. At December 31, 2012, the fair value of the assets in these plans totaled $12.1 million and included $7.4 million invested in TCF common stock, compared with $12.0 million and $7.5 million, at December 31, 2011.

TCF Employees Deferred Stock Compensation Plan

In 2011, TCF implemented the TCF Employees Deferred Stock Compensation Plan.  This plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value totaling $22.6 million and $8.4 million for the years ended December 31, 2012 and 2011, respectively.

TCF Employees Stock Purchase Plan – Supplemental Plan

TCF also maintains the TCF Employees Stock Purchase Plan – Supplemental Plan, a non-qualified plan, to which certain employees can contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $556 thousand and $474 thousand in 2012 and 2011, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under the above plan were invested in TCF common stock or mutual funds. At December 31, 2012, the fair value of the assets in the plan totaled $19 million and included $11.5 million invested in TCF common stock, compared with a total fair value of $14.5 million, including $8.9 million invested in TCF common stock at December 31, 2011.

The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants  At December 31, 2012, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”), in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

Joint Venture  TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”).  Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

Note 15.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $28.1 million at December 31, 2012, without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,633,336	9.21%	$ 709,606	4.00%	N.A.	N.A.
TCF Bank	1,521,026	8.58	709,382	4.00	$ 886,728	5.00%
Tier 1 risk-based capital:
TCF	1,633,336	11.09	589,328	4.00	883,992	6.00
TCF Bank	1,521,026	10.33	589,060	4.00	883,590	6.00
Total risk-based capital:
TCF	2,007,835	13.63	1,178,656	8.00	1,473,320	10.00
TCF Bank	1,895,367	12.87	1,178,121	8.00	1,472,651	10.00

As of December 31, 2011
Tier 1 leverage capital:(2)
TCF	$1,706,926	9.15%	$ 745,887	4.00%	N.A.	N.A.
TCF Bank	1,553,381	8.33	745,940	4.00	$ 932,426	5.00%
Tier 1 risk-based capital:
TCF	1,706,926	12.67	539,013	4.00	808,520	6.00
TCF Bank	1,553,381	11.53	538,829	4.00	808,243	6.00
Total risk-based capital:
TCF	1,994,875	14.80	1,078,026	8.00	1,347,533	10.00
TCF Bank	1,841,273	13.67	1,077,658	8.00	1,347,072	10.00

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

Note 16.  Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. At December 31, 2012, there were 4,186,613 shares reserved for issuance under the Program.

At December 31, 2012, there were 1,151,455 shares of performance-based restricted stock outstanding that will vest only if certain return on equity goals, return on asset goals and service conditions, as defined in the Program, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Awards of service-based restricted stock vest over periods from one year to seven years.

Information about restricted stock is summarized as follows.

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2012	2011	2010
Weighted average grant date fair value of restricted stock per share	$ 9.27	$ 12.36	$ 13.36
Compensation expense for restricted stock	$10,934	$10,273	$ 9,121
Unrecognized Stock compensation expense for restricted stock awards and options	$19,530	$15,723	$12,377
Tax benefit recognized for stock compensation expense	$ 4,259	$ 3,984	$ 3,513
Weighted average amortization (years)	2.1	1.0	.9

TCF has also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF’s restricted stock and stock option transactions under the Program since December 31, 2009.

	Restricted Stock		Stock Options
					Weighted-
					Average	Weighted-
					Remaining	Average
					Contractual	Exercise
	Shares	Price Range	Shares	Price Range	Life in Years	Price
Outstanding at December 31, 2009	1,870,845	$7.57 - 30.28	2,208,619	$12.85 - 15.75	8.26	$14.44
Granted	307,433	11.50 - 14.60	–	– - –		–
Forfeited/cancelled	(20,000)	10.37 - 28.02	–	– - –		–
Vested	(387,653)	8.29 - 28.71	–	– - –		–
Outstanding at December 31, 2010	1,770,625	7.57 - 30.13	2,208,619	12.85 - 15.75	7.26	14.44
Granted	1,247,500	6.16 - 14.89	–	– - –		–
Forfeited/cancelled	(120,886)	7.57 - 28.02	(9,875)	15.75 - 15.75		15.75
Vested	(613,125)	7.57 - 30.13	–	– - –		–
Outstanding at December 31, 2011	2,284,114	6.16 - 28.64	2,198,744	12.85 - 15.75	5.72	14.43
Granted	1,769,700	7.73 - 11.56	–	– - –		–
Forfeited/cancelled	(322,908)	7.73 - 28.02	(121,640)	15.75 - 15.75		15.75
Vested	(518,671)	7.57 - 28.64	–	– - –		–
Outstanding at December 31, 2012	3,212,235	6.16 - 25.18	2,077,104	12.85 - 15.75	4.22	14.35
Exercisable at December 31, 2012	N.A.	N.A.	2,077,104	12.85 - 15.75		14.35

N.A. Not applicable

Additional valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 is presented below.  No stock options were issued in 2009 - 2012.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 - 6.75
Risk-free interest rate	2.58 - 2.91%

Note 17.  Employee Benefit Plans

Employees Stock Purchase Plan  The TCF Employees Stock Purchase Plan (the “ESPP”), a qualified 401(k) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service (“IRS”). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s covered compensation, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s covered compensation, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2012, the fair value of the assets in the ESPP totaled $170.8 million and included $104.4 million invested in TCF common stock. Dividends on TCF common shares held in the ESPP reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company’s matching contributions are expensed when made. TCF’s contributions to the ESPP were $8.0 million in 2012, $7.6 million in 2011 and $6.9 million in 2010.

Pension Plan  The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. Each month TCF credits participants’ accounts with interest on the account balance based on the five-year Treasury rate plus 25 basis points determined at the beginning of each year. All participant accounts are vested.

The measurement of the projected benefit obligation, prepaid pension asset, pension liability and annual pension expense involves complex actuarial valuation methods and the use of actuarial and economic assumptions. Due to the long-term nature of the Pension Plan obligation, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and actual experience are recorded in the year they arise. TCF closely monitors all assumptions and updates them annually. The Company does not consolidate the assets and liabilities associated with the Pension Plan.

Postretirement Plan  TCF provides health care benefits for eligible retired employees (the “Postretirement Plan”). Effective January 1, 2000, TCF modified the Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the Company subsidy. The Postretirement Plan provisions for full-time and retired employees then eligible for these benefits were not changed. Employees retiring after December 31, 2009 are no longer eligible to participate in the Postretirement Plan. The Postretirement Plan is not funded.

The information set forth in the following tables is based on current actuarial reports using the measurement date of December 31 for TCF’s Pension Plan and Postretirement Plan.

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$46,220	$48,916	$ 7,732	$ 9,555
Service cost - benefits earned during the year	–	–	–	2
Interest cost on projected benefit obligation	1,763	2,223	293	431
Plan amendment	–	–	(151)	(304)
Actuarial loss (gain)	289	(1,718)	(721)	(1,426)
Benefits paid	(3,235)	(3,201)	(478)	(526)
Projected benefit obligation at end of year	45,037	46,220	6,675	7,732
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	57,129	56,355	–	–
Actual (loss) return on plan assets	(277)	3,975	–	–
Benefits paid	(3,235)	(3,201)	(478)	(526)
TCF Contributions	–	–	478	526
Fair value of plan assets at end of year	53,617	57,129	–	–
Funded status of plans at end of year	$ 8,580	$10,909	$(6,675)	$(7,732)
Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	$ 8,580	$10,909	$(6,675)	$(7,732)
Prior service cost included in accumulated other comprehensive income	–	–	(424)	(301)
Accumulated other comprehensive income, before tax	–	–	(424)	(301)
Total recognized asset (liability)	$ 8,580	$10,909	$(7,099)	$(8,033)

N.A. Not Applicable.

The accumulated benefit obligation for the Pension Plan was $45 million and $46.2 million at December 31, 2012 and 2011, respectively.

TCF’s Pension Plan investment policy states that assets may be invested in direct obligations of the U.S. government, U.S. treasury bills, notes or bonds, with maturity dates not exceeding ten years. At December 31, 2012, assets held in trust for the Pension Plan included investments in direct obligations of the U.S. government, U.S. treasury bills, notes or bonds. The fair value of these assets is based upon quotes from independent asset pricing services for identical assets based on active markets, which are considered Level 1 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and are measured on a recurring basis.

The following table sets forth the changes recognized in accumulated other comprehensive (income) loss that are attributed to the Postretirement Plan at the dates indicated.

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2012	2011	2010
Accumulated other comprehensive (income) loss at the beginning of the year	$(301)	$ 7	$11
Prior service cost	(151)	(301)	–
Adjustment to transition obligation	–	(3)	–
Amortizations (recognized in net periodic benefit cost):
Prior service credit	28	–	–
Transition obligation	–	(4)	(4)
Total recognized in other comprehensive income	(123)	(308)	(4)
Accumulated other comprehensive (income) loss at end of year, before tax	$(424)	$(301)	$ 7

The Pension Plan does not have any accumulated other comprehensive (income) loss.

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2012 and December 31, 2011. The discount rate used to measure the benefit obligation of the Pension Plan was 3% for the year ended December 31, 2012 and 4% for the year ended December 31, 2011. The discount rate used to measure the benefit obligation of the Postretirement Plan was 2.75% for the year ended December 31, 2012 and 4% for the year ended December 31, 2011.

Net periodic benefit plan cost (income) included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2012	2011	2010	2012	2011	2010
Interest cost	$1,763	$ 2,223	$ 2,554	$ 293	$ 431	$455
Return on plan assets	277	(3,975)	(9,938)	–	–	–
Recognized actuarial loss (gain)	289	(1,718)	1,726	(721)	(1,426)	461
Service cost	–	–	–	–	2	1
Amortization of transition obligation	–	–	–	–	4	4
Amortization of prior service cost	–	–	–	(28)	–	–
Net periodic benefit plan cost (income)	$2,329	$(3,470)	$(5,658)	$(456)	$ (989)	$921

Pension Plan actual return on plan assets, net of administrative expenses was a loss of .5% for the year ended December 31, 2012 and a gain of 7% for the year ended December 31, 2011.  The expected actuarial return on plan assets was a gain of $825 thousand and the actual loss on plan assets was $277 thousand and increased net periodic benefits cost for the year ended December 31, 2012. The expected actuarial return on plan assets was a gain of $2.7 million and the actual gain on plan assets was $4 million and decreased net periodic benefit costs for the year ended December 31, 2011.

The discount rate and expected long-term rate of return on plan assets used to determine the estimated net benefit plan cost were as follows.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
Assumptions used to determine estimated net benefit plan cost	2012	2011	2010	2012	2011	2010
Discount rate	4.00%	4.75%	5.50%	4.00%	4.75%	5.25%
Expected long-term rate of return on plan assets	1.50	5.00	8.50	N.A.	N.A.	N.A.

N.A. Not Applicable

Prior service credits of TCF’s Postretirement Plan totaling $46 thousand are included within accumulated other comprehensive income at December 31, 2012 and are expected to be recognized as components of net periodic benefit cost during 2013.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year average return of the index consistent with the Pension Plan’s current investment strategy was 2.9%, net of administrative expenses. A 1% difference in the expected return on plan assets would result in a $517 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2012 and December 31, 2011 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody’s or Standard and Poor’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension Plan and Postretirement Plan varied between seven and eight years.

Included within the net periodic benefit cost for the Pension Plan are recognized actuarial gains and losses.  The decrease in the discount rate from 4% at December 31, 2011 to 3% at December 31, 2012 increased net periodic benefit cost by $3 million during 2012.  The reduction of the interest crediting rate from 3.5% at December 31, 2011 to a select and ultimate assumption starting at 1% in 2013 and phasing to 3.5% starting in 2017 and other interest crediting assumption changes reduced net periodic benefit cost for 2012 by $2.8 million.  Various plan participant census changes increased the 2012 net periodic benefit cost by $121 thousand.

Included in the net periodic benefit cost for the Postretirement Plan are recognized actuarial gains and losses.  The Postretirement Plan change in actuarially estimated cost per participant as of December 31, 2012 reduced net periodic benefit cost by $842 thousand.  Actual claims paid during 2012 totaled $345 thousand less than expected, reducing net periodic benefit cost.  The decrease in the discount rate from 4% at December 31, 2011 to 2.75% at December 31, 2012 increased net periodic benefit cost by $577 thousand.  Various plan demographic changes decreased the net periodic pension cost by $111 thousand.

For 2012, TCF was eligible to contribute up to $11.6 million to the Pension Plan until the 2012 federal income tax return extension due date under various IRS funding methods. During 2012, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2013. TCF expects to contribute $678 thousand to the Postretirement Plan in 2013. TCF contributed $478 thousand to the Postretirement Plan for the year ended December 31, 2012. TCF currently has no plans to pre-fund the Postretirement Plan in 2013.

The following are expected future benefit payments used to determine projected benefit obligations.

	Pension	Postretirement
(In thousands)	Plan	Plan
2013	$ 3,895	$ 678
2014	3,875	655
2015	3,117	629
2016	2,750	601
2017	2,727	571
2018 - 2022	13,433	2,380

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2012 and 2011.

	2012	2011
Health care cost trend rate assumed for next year	6.5%	6.75%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2023	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trend rates would have the following effects.

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost components	$ 14	$ (13)
Effect on postretirement benefits obligations	297	(268)

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2012	2011
Commitments to extend credit:
Consumer real estate and other	$1,265,092	$1,349,779
Commercial	419,185	279,076
Leasing and equipment finance	172,148	177,534
Total commitments to extend credit	1,856,425	1,806,389
Standby letters of credit and guarantees on industrial revenue bonds	18,287	26,964
Total	$1,874,712	$1,833,353

Commitments to Extend Credit Commitments to extend credit are agreements to lend provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral to secure any funding of these commitments predominantly consists of residential and commercial real estate.

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2016. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. The extent to which a contract has been, and is expected to continue to be, effective at offsetting changes in cash flows or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Upon origination of a derivative instrument, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”), or is not designated as a hedge. To the extent that an instrument is designated as an effective hedge, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Amounts recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the related transaction. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately.

Cash Flow Hedges TCF uses forward foreign exchange contracts to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions. Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price and settlement date.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the year ended December 31, 2012 was a loss of $630 thousand. For the year ended December 31, 2011, a gain of $259 thousand was included in the cumulative translation adjustment within other comprehensive income (loss).

Derivatives Not Designated as Hedges During the second quarter of 2012, TCF sold its Visa® Class B stock, resulting in a net $13.1 million pretax gain recorded in non-interest income. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes in the valuation of this swap agreement are reflected in non-interest income.  Additionally, certain forward foreign exchange contracts used to manage foreign exchange risk are not designated as hedges.  Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

The following tables summarize the derivative instruments as of December 31, 2012 and December 31, 2011. See Note 20, Fair Value Measurement for additional information.

		At December 31, 2012
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$497,399	$93	$1,485	$1,578	$ –	$ 193	$ 193
Swap agreement	14,358	–	–	–	–	1,227	1,227
Netting adjustments(1)		–	(841)	(841)	–	(1,420)	(1,420)
Net receivable / payable		$93	$ 644	$ 737	$ –	$ –	$ –

		At December 31, 2011
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$176,979	$ –	$ 396	$ 396	$ 3	$ 662	$ 665
Netting adjustments(1)		–	(396)	(396)	(3)	(378)	(381)
Net receivable / payable		$ –	$ –	$ –	$ –	$ 284	$ 284

(1)    Derivative receivables and payables, and the related cash collateral received and paid, are netted when a legally enforceable master netting agreement exists between TCF and a counterparty.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	For the Year Ended December 31,
(In thousands)	2012	2011
Consolidated Statements of Income:
Non-interest expense:
Cash flow hedge	$ (6)	$ 265
Not designated as hedges	(7,524)	3,062
Net realized (loss) gain	$(7,530)	$3,327
Consolidated Statements of Comprehensive Income:
Accumulated other comprehensive (loss) income:
Net investment hedge	$ (630)	$ 259
Cash flow hedge	–	2
Net unrealized (loss) gain	$ (630)	$ 261

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

In connection with certain over-the counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s or Baa3 by Moody’s. At December 31, 2012, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $156.2 million. In the event TCF was rated less than BB- by Standard and Poor’s, the contract could be terminated or TCF may be required to provide approximately $3.1 million in additional collateral.

At December 31, 2012, TCF had received $1.3 million and posted $250 thousand of cash collateral related to its forward foreign exchange contracts and posted $1.4 million of cash collateral related to its swap agreement, of which $209 thousand was not utilized to offset derivative liability positions because the liability position was over-collateralized.

Note 20.  Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures.  The Company’s fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Securities available for sale, derivatives (forward foreign exchange contracts and swaps), and assets held in trust for deferred compensation plans are recorded at fair value on a recurring basis.  Certain investments, commercial loans, real estate owned, repossessed and returned assets are recorded at fair value on a nonrecurring basis.

TCF groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the degree and reliability of estimates and assumptions used to determine fair value as follows: Level 1, which include valuations that are based on prices obtained from independent pricing sources for instruments traded in active markets; Level 2, which include valuations that are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets; and Level 3, for which valuations are generated from Company model-based techniques that use significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at December 31, 2012
(In thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –	$710,054	$ –	$710,054
Other	–	–	127	127
Other securities	1,910	–	–	1,910
Forward foreign exchange contracts	–	1,578	–	1,578
Assets held in trust for deferred compensation plans	12,078	–	–	12,078
Total assets	$13,988	$711,632	$ 127	$725,747
Forward foreign exchange contracts	$ –	193	–	$ 193
Swap agreement	–	–	1,227	1,227
Liabilities held in trust for deferred compensation plans	12,078	–	–	12,078
Total liabilities	$12,078	$ 193	$ 1,227	$ 13,498
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$ –	$ –	$118,767	$118,767
Real estate owned:(5)
Consumer	–	–	55,162	55,162
Commercial	–	–	18,077	18,077
Repossessed and returned assets(5)	–	2,218	712	2,930
Investments(6)	–	–	2,557	2,557
Total non-recurring fair value measurements	$ –	$ 2,218	$195,275	$197,493

	Fair Value Measurements at December 31, 2011
(In thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –	$2,322,336	$ –	$2,322,336
Other	–	–	152	152
Other securities	252	–	1,298	1,550
Forward foreign exchange contracts	–	396	–	396
Assets held in trust for deferred compensation plans	9,833	–	–	9,833
Total assets	$10,085	$2,322,732	$ 1,450	$2,334,267
Forward foreign exchange contracts	$ –	$ 665	$ –	$ 665
Liabilities held in trust for deferred compensation plans	9,833	–	–	9,833
Total liabilities	$ 9,833	$ 665	$ –	$ 10,498
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$ –	$ –	$ 29,003	$ 29,003
Real estate owned:(5)
Consumer	–	–	77,126	77,126
Commercial	–	–	45,137	45,137
Repossessed and returned assets(5)	–	3,889	270	4,159
Investments(6)	–	–	4,244	4,244
Total non-recurring fair value measurements	$ –	$ 3,889	$155,780	$ 159,669

(1)  Based on readily available market prices.

(2)  Based on observable market prices.

(3)  Based on valuation models that use significant assumptions that are not observable in an active market.

(4)  Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.

(5)  Amounts do not include assets held at cost at December 31, 2012 and 2011.

(6)  Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information.  Changes in market and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred.  For the year ended December 31, 2012, TCF transferred approximately $1.1 million of securities from Level 3 to Level 1 due to the adoption of new FASB guidance in the first quarter of 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2012
(In thousands)	Assets	Liabilities
Balance, beginning of year	$ 1,450	$ –
Transfers out of Level 3	(1,098)	–
Total net losses for the period:
Included in net (loss) income	–	(150)
Included in other comprehensive (loss) income	(100)	–
Purchases	–	(1,434)
Principal paydowns/Settlements	(125)	357
Asset (liability) balance, end of year	$ 127	$(1,227)

The decrease in Level 3 assets measured at fair value on a recurring basis of $1.3 million during 2012, was the result of transfers to Level 1 of $1.1 million related to the adoption of new FASB guidance in the first quarter of 2012, decreases in fair value of $100 thousand and reductions due to principal paydowns of $125 thousand. The increase in Level 3 liabilities measured at fair value on a recurring basis of $1.2 million during 2012, was due to the fair value measurement of a swap agreement entered into during the second quarter of 2012.

The decrease in Level 3 assets measured at fair value on a recurring basis of $1.2 million during 2011, was the result of decreases in fair values of $672 thousand recorded within non-interest expense, decreases in fair value of $82 thousand recorded through other comprehensive income (loss), sales of $100 thousand and reductions due to principal paydowns of $70 thousand. Transfers to securities measured at fair value using Readily Available Market Prices from securities measured using Company Determined Market Prices were $264 thousand.

The decrease in Level 3 assets measured at fair value on a recurring basis of $2.6 million during 2010, was the result of an other than temporary impairment charges totaling $2.1 million recorded through gains on securities, net, decreases in fair values of $417 thousand recorded through other comprehensive income (loss) and reductions due to principal paydowns of $90 thousand.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise and federal agency securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. Other securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined by using internal pricing methods.

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral, less estimated selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Other real estate owned and repossessed and returned assets were written down $25.2 million and included in foreclosed real estate and repossessed assets, net expense during the year ended December 31, 2012.

Note 21.  Fair Values of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2012 and December 31, 2011, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company’s estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company’s financial instruments are set forth in the following table. This information represents only a portion of TCF’s balance sheet, and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF’s branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF’s customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

		At December 31,
	Level in Fair Value	2012		2011
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	Level 1	$ 1,100,347	$ 1,100,347	$ 1,389,704	$ 1,389,704
Investments	Level 2	115,210	115,210	150,797	150,797
Investments	Level 3	5,657	5,657	6,983	6,983
Securities available for sale	Level 1	1,910	1,910	252	252
Securities available for sale	Level 2	710,054	710,054	2,322,336	2,322,336
Securities available for sale	Level 3	127	127	1,450	1,450
Forward foreign exchange contracts(1)	Level 2	737	1,578	–	396
Loans and leases held for sale	Level 3	10,289	11,361	14,321	14,524
Interest-only strips(2)	Level 3	47,824	48,024	22,436	22,436
Loans:
Consumer real estate	Level 3	6,674,501	6,420,704	6,895,291	6,549,277
Commercial real estate	Level 3	3,080,942	3,025,599	3,198,698	3,154,724
Commercial business	Level 3	324,293	320,245	250,794	242,331
Equipment finance loans	Level 3	1,306,423	1,312,089	1,110,803	1,118,271
Inventory finance loans	Level 3	1,567,214	1,556,372	624,700	623,651
Auto finance	Level 3	552,833	564,844	3,628	3,628
Other	Level 3	27,924	24,558	34,885	30,665
Total financial instrument assets		$15,526,285	$15,218,679	$16,027,078	$15,631,425
Financial instrument liabilities:
Checking, savings and money market deposits	Level 1	$11,759,289	$11,759,289	$11,136,389	$11,136,389
Certificates of deposit	Level 2	2,291,497	2,310,601	1,065,615	1,068,793
Short-term borrowings	Level 1	2,619	2,618	6,416	6,416
Long-term borrowings	Level 2	1,931,196	1,952,804	4,381,664	4,913,637
Forward foreign exchange contracts(1)	Level 2	–	193	284	665
Swap agreement(1)	Level 3	–	1,227	–	–
Total financial instrument liabilities		$15,984,601	$16,026,732	$16,590,368	$17,125,900
Financial instruments with off-balance sheet risk: (3)
Commitments to extend credit (2)	Level 2	$ 29,709	$ 29,709	$ 31,210	$ 31,210
Standby letters of credit (4)	Level 2	(60)	(60)	(71)	(71)
Total financial instruments with off-balance sheet risk		$ 29,649	$ 29,649	$ 31,139	$ 31,139

(1)        Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)        Carrying amounts are included in other assets.

(3)        Positive amounts represent assets, negative amounts represent liabilities.

(4)        Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value (see Note 20, Fair Value Measurement).  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments The carrying value of investments in FHLB stock and Federal Reserve stock approximates fair value.  The fair value of other investments is estimated based on discounted cash flows using current market rates and consideration of credit exposure.

Loans and Leases Held for Sale  Loans and leases held for sale are carried at the lower of cost or fair value.  The cost of loans held for sale includes the unpaid principal balance, net of deferred loans fees and costs.  Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality.

Interest-Only Strips  The fair value of the interest-only strip represents the present value of future cash flows retained by TCF. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the interest-only strip will potentially fluctuate from period to period and such fluctuations could be significant.

Loans The fair value of loans is estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loans’ remaining lives, consideration of the current interest rate environment compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

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

Financial Instruments with Off-Balance Sheet Risk The fair values of TCF’s commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, as commitments and standby letters of credit similar to TCF’s are not actively traded.  Substantially all commitments to extend credit and standby letters of credit have floating interest rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

Note 22.  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	At December 31,
(Dollars in thousands, except per-share data)	2012	2011	2010
Basic (Loss) Earnings Per Common Share
Net (loss) income attributable to TCF Financial Corporation	$ (212,884)	$ 109,394	$ 150,947
Preferred stock dividends	(5,606)	–	–
Net (loss) income available to common stockholders	(218,490)	109,394	150,947
Earnings allocated to participating securities	50	292	752
(Loss) earnings allocated to common stock	$ (218,540)	$ 109,102	$ 150,195
Weighted-average shares outstanding	162,288,902	155,938,871	139,681,722
Restricted stock	(3,020,094)	(1,716,565)	(1,065,206)
Weighted-average common shares outstanding for basic earnings per common share	159,268,808	154,222,306	138,616,516
Basic (loss) earnings per share	$ (1.37)	$ .71	$ 1.08
Diluted (Loss) Earnings Per Common Share
(Loss) earnings allocated to common stock	$ (218,540)	$ 109,102	$ 150,195
Weighted-average common shares outstanding used in basic earnings per common share calculation	159,268,808	154,222,306	138,616,516
Net dilutive effect of:
Non-participating restricted stock	–	204,354	56,844
Stock options	–	82,560	139,155
Weighted-average common shares outstanding for diluted earnings per common share	159,268,808	154,509,220	138,812,515
Diluted (loss) earnings per share	$ (1.37)	$ .71	$ 1.08

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share.  Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.  All other shares of restricted stock, which vest over specified time periods, stock options, and warrants, are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the years ended December 31, 2012, 2011 and 2010, there were 5.1 million, 5 million and 4.1 million outstanding shares, respectively, related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 23.  Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Card processing and issuance cost	$ 15,586	$ 18,593	$ 19,167
Professional fees	13,608	15,466	17,742
Outside processing	12,919	11,910	11,487
Travel	11,740	9,880	9,125
Telecommunications	11,735	12,420	11,915
Postage and courier	10,107	10,241	11,926
Deposit account losses	8,759	8,435	12,590
Other	79,443	58,544	52,301
Total other expense	$163,897	$145,489	$146,253

Note 24.  Business Segments

Lending, Funding and Support Services have been identified as reportable segments. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. In 2012, TCF changed the management structure and therefore its segments. Prior periods segment information have been restated to reflect the current structure.

TCF evaluates performance and allocates resources based on each segment’s net income (loss). The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations and Other(1)	Consolidated
At or For the Year Ended December 31, 2012:
Revenues from external customers:
Interest income	$842,718	$41,905	$-	$-	$884,623
Non-interest income	138,514	338,853	13,056	-	490,423
Total	$981,232	$380,758	$13,056	$-	$1,375,046
Net interest income	$524,358	$258,283	$41	$(2,663)	$780,019
Provision for credit losses	245,355	2,088	-	-	247,443
Non-interest income	138,514	338,899	160,565	(147,555)	490,423
Non-interest expense	367,172	969,503	172,764	(146,885)	1,362,554
Income tax expense (benefit)	13,272	(135,322)	(7,900)	(2,908)	(132,858)
Income (loss) after income tax expense (benefit)	37,073	(239,087)	(4,258)	(425)	(206,697)
Income attributable to non-controlling interest	6,187	-	-	-	6,187
Preferred stock dividends	-	-	5,606	-	5,606
Net income (loss) available to common stockholders	$30,886	$(239,087)	$(9,864)	$(425)	$(218,490)
Total assets	$15,694,693	$7,245,853	$152,618	$(4,867,247)	$18,225,917
At or For the Year Ended December 31, 2011:
Revenues from external customers:
Interest income	$845,481	$92,470	$-	$-	$937,951
Non-interest income (expense)	101,234	343,736	(536)	-	444,434
Total	$946,715	$436,206	$(536)	$-	$1,382,385
Net interest income	$470,245	$231,572	$16	$(2,145)	$699,688
Provision for credit losses	198,126	2,717	-	-	200,843
Non-interest income	101,233	360,608	139,076	(156,483)	444,434
Non-interest expense	318,436	463,805	146,375	(164,165)	764,451
Income tax expense (benefit)	18,414	48,122	(2,692)	597	64,441
Income (loss) after income tax expense (benefit)	36,502	77,536	(4,591)	4,940	114,387
Income attributable to non-controlling interest	4,993	-	-	-	4,993
Net income (loss) available to common stockholders	$31,509	$77,536	$(4,591)	$4,940	$109,394
Total assets	$14,404,609	$7,670,767	$126,767	$(3,222,755)	$18,979,388
At or For the Year Ended December 31, 2010:
Revenues from external customers:
Interest income	$884,278	$85,599	$-	$-	$969,877
Non-interest income (expense)	101,464	438,435	(1,914)	-	537,985
Total	$985,742	$524,034	$(1,914)	$-	$1,507,862
Net interest income (expense)	$452,397	$249,434	$(1,167)	$(1,462)	$699,202
Provision for credit losses	232,719	3,718	-	-	236,437
Non-interest income	101,464	440,050	138,369	(141,898)	537,985
Non-interest expense	290,192	473,705	141,125	(148,687)	756,335
Income tax expense (benefit)	9,977	80,916	(1,666)	944	90,171
Income (loss) after income tax expense (benefit)	20,973	131,145	(2,257)	4,383	154,244
Income attributable to non-controlling interest	3,297	-	-	-	3,297
Net income (loss) available to common stockholders	$17,676	$131,145	$(2,257)	$4,383	$150,947
Total assets	$14,991,741	$6,621,859	$216,869	$(3,365,444)	$18,465,025

(1) Includes the unallocated portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

Note 25.  Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2012 and 2011, and the condensed statements of income and cash flows for the years ended December 31, 2012, 2011 and 2010 are as follows.

Condensed Statements of Financial Condition

	Year Ended December 31,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$ 85,337	$ 133,120
Investment in bank subsidiary	1,750,897	1,829,588
Accounts receivable from bank subsidiary	16,534	16,897
Other assets	15,814	15,313
Total assets	$1,868,582	$1,994,918
Liabilities and Equity:
Junior subordinated notes (trust preferred)	$ –	$ 114,236
Other liabilities	5,209	12,549
Total liabilities	5,209	126,785
Equity	1,863,373	1,868,133
Total liabilities and equity	$1,868,582	$1,994,918

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Interest income	$ 355	$ 432	$ 37
Interest expense	7,952	16,227	14,789
Net interest expense	(7,597)	(15,795)	(14,752)
Dividends from TCF Bank	18,000	29,500	4,000
Other non-interest income (expense):
Affiliate service fees	17,089	14,736	12,712
Other	12,936	(1,006)	(1,549)
Total other non-interest income	30,025	13,730	11,163
Non-interest expense:
Compensation and employee benefits	14,703	14,367	13,058
Occupancy and equipment	298	318	298
Other	15,731	4,020	2,182
Total non-interest expense	30,732	18,705	15,538
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	9,696	8,730	(15,127)
Income tax benefit	2,766	7,118	6,442
Income (loss) before equity in undistributed earnings of subsidiaries	12,462	15,848	(8,685)
(Deficit) equity in undistributed earnings of bank subsidiary	(225,346)	93,546	159,632
Net (loss) income, net	(212,884)	109,394	150,947
Preferred stock dividend	5,606	–	–
Net (loss) income available to common stockholders	$(218,490)	$109,394	$150,947

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income available to common stockholders	$(218,490)	$109,394	$150,947
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deficit (equity) in undistributed earnings of bank subsidiary	225,346	(93,546)	(159,632)
Gain on sales of assets, net	(13,116)	–	–
Other, net	15,167	28,320	16,743
Total adjustments	227,397	(65,226)	(142,889)
Net cash provided by operating activities	8,907	44,168	8,058
Cash flows from investing activities:
Capital contributions to bank subsidiary	(192,000)	(33,000)	(255,000)
Proceeds from sales of other securities	14,550	–	–
Purchase of premises and equipment, net	(6)	(133)	(142)
Other, net	–	21	–
Net cash used in investing activities	(177,456)	(33,112)	(255,142)
Cash flows from financing activities:
Dividends paid on common stock	(31,904)	(30,772)	(27,617)
Dividends paid on preferred stock	(5,606)	–	–
Net proceeds from public offering of common stock	–	219,666	164,748
Net proceeds from public offerings of preferred stock	263,240	–	–
Redemption of trust preferred securities	(115,010)	–	–
Interest paid on trust preferred securities	(8,757)	(12,364)	(12,364)
Shares sold to TCF employee benefit plans	19,462	17,971	18,089
Stock compensation tax (expense) benefits	(659)	280	298
(Repayments of) proceeds from senior unsecured term note	–	(90,489)	89,640
Net cash provided by financing activities	120,766	104,292	232,794
Net (decrease) increase in cash and due from banks	(47,783)	115,348	(14,290)
Cash and cash equivalents at beginning of year	133,120	17,772	32,062
Cash and due from banks at end of year	$ 85,337	$133,120	$ 17,772

TCF Financial Corporation’s (parent company only) operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF’s cash flow and ability to make dividend payments to its common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2012, TCF Bank could pay a total of approximately $28.1 million in dividends to TCF without prior regulatory approval.

Additionally, retained earnings at TCF’s bank subsidiary, at December 31, 2012, includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Note 26.  Litigation Contingencies

From time to time, TCF is also a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to the review of TCF’s past BSA compliance. Pursuant to this agreement, TCF agreed to pay a $10 million civil money penalty.

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
(Dollars in thousands, except per-share data)	2012	2012	2012	2012	2011	2011	2011	2011
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$15,425,724	$15,218,217	$15,234,504	$15,207,936	$14,150,255	$14,339,715	$14,631,945	$14,796,541
Securities available for sale	712,091	559,671	757,233	728,894	2,324,038	2,600,806	2,463,367	2,172,017
Goodwill	225,640	225,640	225,640	225,640	225,640	152,599	152,599	152,599
Total assets	18,225,917	17,878,393	17,870,597	17,833,457	18,979,388	19,092,027	18,834,416	18,712,136
Deposits	14,050,786	13,721,419	13,704,306	12,759,040	12,202,004	12,320,502	11,939,476	12,043,684
Short-term borrowings	2,619	115,529	7,487	1,157,189	6,416	7,204	9,514	12,898
Long-term borrowings	1,931,196	1,936,988	2,075,923	1,962,053	4,381,664	4,397,750	4,415,362	4,533,176
Total equity	1,876,643	1,764,669	1,755,908	1,549,325	1,878,627	1,872,044	1,769,619	1,724,471

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2012	2012	2012	2012	2011	2011	2011	2011
SELECTED OPERATIONS DATA:
Net interest income	$ 201,063	$ 200,559	$ 198,224	$ 180,173	$ 173,434	$ 176,064	$ 176,150	$ 174,040
Provision for credit losses	48,520	96,275	54,106	48,542	59,249	52,315	44,005	45,274
Net interest income after provision for credit losses	152,543	104,284	144,118	131,631	114,185	123,749	132,145	128,766
Non-interest income:
Fees and other revenue	100,665	99,025	99,767	88,734	92,448	116,108	114,369	114,246
(Loss) gains on securities, net	(528)	13,033	13,116	76,611	5,842	1,648	(227)	–
Total non-interest income	100,137	112,058	112,883	165,345	98,290	117,756	114,142	114,246
Non-interest expense	214,049	196,808	202,989	748,708	187,533	188,848	195,091	192,979
Income (loss) before income tax expense (benefit)	38,631	19,534	54,012	(451,732)	24,942	52,657	51,196	50,033
Income tax expense (benefit)	10,540	6,304	20,542	(170,244)	7,424	19,159	19,086	18,772
Income (loss) after income tax expense (benefit)	28,091	13,230	33,470	(281,488)	17,518	33,498	32,110	31,261
Income attributable to non-controlling interest	1,306	1,536	1,939	1,406	1,075	1,243	1,686	989
Preferred stock dividends	3,234	2,372	–	–	–	–	–	–
Net income (loss) available to common stockholders	$ 23,551	$ 9,322	$ 31,531	$ (282,894)	$ 16,443	$ 32,255	$ 30,424	$ 30,272
Per common share:
Basic earnings	$ 0.15	$ 0.06	$ 0.20	$ (1.78)	$ 0.10	$ 0.20	$ 0.19	$ 0.21
Diluted earnings	$ 0.15	$ 0.06	$ 0.20	$ (1.78)	$ 0.10	$ 0.20	$ 0.19	$ 0.21
Dividends declared	$ 0.05	$ 0.05	$ 0.05	$ 0.05	$ 0.05	$ 0.05	$ 0.05	$ 0.05
FINANCIAL RATIOS:
Return on average assets(1)	.63%	.30%	.76%	(5.96)%	.37%	.71%	.68%	.68%
Return on average common equity(1)	5.93	2.36	8.13	(63.38)	3.55	7.12	7.00	8.00
Net interest margin(1)	4.79	4.85	4.86	4.14	3.92	3.96	4.02	4.06
Net charge-offs as a percentage of average loans and leases(1)	1.18	2.74	1.18	1.06	1.63	1.48	1.19	1.51
Average total equity to average assets	9.92	9.96	8.96	9.52	9.81	9.58	9.32	8.24

(1) Annualized

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2012.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting The Company continued to implement new software supporting the documentation of its external financial reporting and transferred reporting capabilities of certain management reporting systems during the quarter. The impacted systems include new operational controls and procedures and were tested as part of the development and conversion process. There were no other changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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
Chairman and Chief Executive Officer

/s/ Michael S. Jones
Michael S. Jones
Executive Vice President and Chief Financial Officer

/s/ Susan D. Bode
Susan D. Bode
Senior Vice President and Chief Accounting Officer

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited TCF Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 22, 2013

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 24, 2013 (the “2013 Proxy”), and is incorporated herein by reference: Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the following sections of TCF’s 2013 Proxy, and is incorporated herein by reference: Corporate Governance – Director Nominations and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF’s Audit Committee, its members and financial experts is set forth in the following sections of TCF’s 2013 Proxy, and is incorporated herein by reference: Election of Directors - Background of the Nominees, Corporate Governance - Board Committees, Committee Memberships, and Meetings in 2012 and Corporate Governance – Audit Committee.

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

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, Thomas A. Cusick, George G. Johnson, Vance K. Opperman and Richard A. Zona meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. Opperman and Mr. Zona are independent. Additional information regarding Mr. Schwalbach, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. Opperman and Mr. Zona, and other directors is set forth in the section Election of Directors - Background of the Nominees in TCF’s 2013 Proxy and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”) (the “Senior Financial Management Code of Ethics”) as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the “Code of Ethics”). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF’s website at www.tcfbank.com by clicking on “About TCF” and then “Learn More” under the heading “About TCF Corporate Governance.” Any changes to the Code of Ethics or Senior Financial Management Code of Ethics will be posted on this site, and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s 2013 Proxy, and is incorporated herein by reference:  Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; Executive Compensation and Corporate Governance – Compensation/Nominating/ Corporate Governance Committee – Compensation Committee Interlocks and Insider Participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other stockholders and shares authorized under plans is set forth in the following sections of TCF’s 2013 Proxy, and is incorporated herein by reference:  Ownership of TCF Stock and Equity Compensation Plans Approved by Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and management is set forth in the section entitled Corporate Governance - Director Independence and Related Person Transactions of TCF’s 2013 Proxy, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF’s 2013 Proxy, and is incorporated herein by reference.

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

3. Exhibits

Index to Exhibits	110

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/ William A. Cooper
William A. Cooper
Chairman and Chief Executive Officer
Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. Cooper	Chairman of the Board and Chief Executive Officer	February 22, 2013
William A. Cooper	(Principal Executive Officer)

/s/ Michael S. Jones	Executive Vice President and Chief Financial Officer	February 22, 2013
Michael S. Jones	(Principal Financial Officer)

/s/ Susan D. Bode	Senior Vice President, and Chief Accounting Officer	February 22, 2013
Susan D. Bode	(Principal Accounting Officer)

/s/ Raymond L. Barton	Director	February 22, 2013
Raymond L. Barton

/s/ Peter Bell	Director	February 22, 2013
Peter Bell

/s/ William F. Bieber	Director	February 22, 2013
William F. Bieber

/s/ Theodore J. Bigos	Director	February 22, 2013
Theodore J. Bigos

/s/ Thomas A. Cusick	Director	February 22, 2013
Thomas A. Cusick

/s/ Craig R. Dahl	Director, Vice Chairman, and Executive Vice President, Lending	February 22, 2013
Craig R. Dahl

/s/ Karen L. Grandstrand	Director	February 22, 2013
Karen L. Grandstrand

/s/ Thomas F. Jasper	Director, Vice Chairman, and Executive Vice President, Funding, Operations and Finance	February 22, 2013
Thomas F. Jasper

/s/ George G. Johnson	Director	February 22, 2013
George G. Johnson

/s/ Vance K. Opperman	Director	February 22, 2013
Vance K. Opperman

/s/ James M. Ramstad	Director	February 22, 2013
James M. Ramstad

/s/ Gerald A. Schwalbach	Director	February 22, 2013
Gerald A. Schwalbach

/s/ Barry N. Winslow	Director and Vice Chairman, Corporate Development	February 22, 2013
Barry N. Winslow

/s/ Richard A. Zona	Director	February 22, 2013
Richard A. Zona

Index to Exhibits

Exhibit No.	Description

3(a)#	Amended and Restated Certificate of Incorporation of TCF Financial Corporation

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Current Report on Form 8-K filed March, 2, 2012]

4(a)

Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Form 8-A filed December 16, 2009]

4(b)	Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Form 8-A filed December 16, 2009]

4(c)	Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Registration Statement on Form S-3ASR filed on May 29, 2012]

4(d)	Form of Certificate for Series A Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 22, 2012]

4(e)

Deposit Agreement dated June 25, 2012 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012]

4(f)	Form of Depositary Receipt (included as part of Exhibit 4(e)) [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012]

4(g)

Form of Certificate for 6.45% Series B Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2012]

4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

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

10(b)*	TCF Financial Incentive Stock Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2012]

10(b)-1*

Form of Year 2006 Executive Stock Grant Award Agreement dated January 23, 2006 [incorporated by reference to Exhibit 10(b)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2006]

10(b)-2*

Form of TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement dated January 22, 2007 (“Performance-Based Stock Award”) [incorporated by reference to Exhibit 10(b)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-3*

Form of TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement, dated January 22, 2007 [incorporated by reference to Exhibit 10(b)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-4*

Form of the 2008 Restricted Stock Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-5*

Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-6*

Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008]

10(b)-7*	Amended and Restated Restricted Stock Agreement as executed by Mr. Cooper, effective January 20, 2009 [incorporated by reference to

Exhibit No.	Description

Exhibit 10(b)-13 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-8*

Form of Amended and Restated Restricted Stock Agreement as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-9*

Form of Year 2009 Executive Stock Award as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-10*

Form of Letter Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-11*

Form of Agreement Termination Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-12*

Form of 2010 Restricted Stock Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-17 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-13*

Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by certain executives, effective February 16, 2011 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(b)-14*

Nonqualified Stock Option Agreement as executed by Barry N. Winslow, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-17 of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011]

10(b)-15*

Restricted Stock Agreement as executed by Barry N. Winslow, effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-18 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011]

10(b)-16*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by James J. Urbanek, effective January 25, 2010 [incorporated by reference to Exhibit 10(b)-19 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011]

10(b)-17*

Form of Restricted Stock Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(b)-18*

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

TCF Financial Corporation Supplemental Employee Retirement Plan — ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(f)-1*

TCF Employees Stock Purchase Plan - Supplemental Plan, as amended and restated effective January 1, 2011 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(g)*

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

10(j)*

Directors Stock Grant Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]

10(j)-1*

Resolution adopting Directors Stock Grant Program goal for fiscal year 2009 and after [incorporated by reference to Exhibit 10(n)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(j)-2*

Form of Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]

10(j)-3*

Form of Deferred Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]

10(k)*

Form of 2012 Management Incentive Plan – Executive, as executed by certain executives of TCF Financial Corporation, effective January 1, 2012 [incorporated by reference to Exhibit 10.1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(l)*

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

10(q)*

Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(r)*

Letter Agreement between TCF and Neil W. Brown entered into on December 14, 2012 [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Current Report on Form 8-K filed December 20, 2012]

12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31, 2012, 2011, 2010, 2009 and 2008

12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2012, 2011, 2010, 2009 and 2008

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2012)

23#	Consent of KPMG LLP dated February 22, 2013

31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Form of Consent Order, dated July 20, 2010, issued by the Office of the Comptroller of the Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

99.2	Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Office of the Comptroller of the

Exhibit No.	Description

Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.2 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

101#

Financial Statements of the Company for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Executive Contract

#    Filed herein