Form 10-Q
period 2013-03-31
TCF FINANCIAL CORP
filed 2013-05-03
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, $.01 par value	163,810,097 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At March 31,	At December 31,
(Dollars in thousands, except per-share data)	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$1,213,747	$1,100,347
Investments	122,070	120,867
Securities available for sale	677,088	712,091
Loans and leases held for sale	20,217	10,289
Loans and leases:
Consumer real estate	6,418,666	6,674,501
Commercial	3,334,716	3,405,235
Leasing and equipment finance	3,185,234	3,198,017
Inventory finance	1,931,363	1,567,214
Auto finance	719,666	552,833
Other	23,701	27,924
Total loans and leases	15,613,346	15,425,724
Allowance for loan and lease losses	(263,596)	(267,128)
Net loans and leases	15,349,750	15,158,596
Premises and equipment, net	438,616	440,466
Goodwill	225,640	225,640
Other assets	456,898	457,621
Total assets	$18,504,026	$18,225,917

Liabilities and Equity

Deposits:
Checking	$5,051,730	$4,834,632
Savings	6,151,147	6,104,104
Money market	801,443	820,553
Certificates of deposit	2,295,784	2,291,497
Total deposits	14,300,104	14,050,786
Short-term borrowings	3,717	2,619
Long-term borrowings	1,926,794	1,931,196
Total borrowings	1,930,511	1,933,815
Accrued expenses and other liabilities	373,252	364,673
Total liabilities	16,603,867	16,349,274
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 163,910,124 and 163,428,763 shares issued, respectively	1,639	1,634
Additional paid-in capital	757,346	750,040
Retained earnings, subject to certain restrictions	894,861	877,445
Accumulated other comprehensive income	3,536	12,443
Treasury stock at cost, 42,566 shares, and other	(41,396)	(41,429)
Total TCF Financial Corporation stockholders’ equity	1,879,226	1,863,373
Non-controlling interest in subsidiaries	20,933	13,270
Total equity	1,900,159	1,876,643
Total liabilities and equity	$18,504,026	$18,225,917

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2013	2012
Interest income:
Loans and leases	$204,905	$205,984
Securities available for sale	4,795	19,112
Investments and other	5,850	2,433
Total interest income	215,550	227,529
Interest expense:
Deposits	9,681	9,061
Borrowings	6,778	38,295
Total interest expense	16,459	47,356
Net interest income	199,091	180,173
Provision for credit losses	38,383	48,542
Net interest income after provision for credit losses	160,708	131,631
Non-interest income:
Fees and service charges	39,323	41,856
Card revenue	12,417	13,207
ATM revenue	5,505	6,199
Subtotal	57,245	61,262
Leasing and equipment finance	16,460	22,867
Gain on sales of consumer real estate loans	8,126	-
Gains on sales of auto loans	7,146	2,250
Other	3,726	2,355
Fees and other revenue	92,703	88,734
Gains on securities, net	-	76,611
Total non-interest income	92,703	165,345
Non-interest expense:
Compensation and employee benefits	104,229	95,967
Occupancy and equipment	32,875	32,246
FDIC insurance	7,710	6,386
Advertising and marketing	5,732	2,617
Operating lease depreciation	5,635	6,731
Deposit account premiums	602	5,971
Other	37,939	37,296
Subtotal	194,722	187,214
Loss on termination of debt	-	550,735
Foreclosed real estate and repossessed assets, net	10,167	11,047
Other credit costs, net	(837)	(288)
Total non-interest expense	204,052	748,708
Income (loss) before income tax expense (benefit)	49,359	(451,732)
Income tax expense (benefit)	17,559	(170,244)
Income (loss) after income tax expense (benefit)	31,800	(281,488)
Income attributable to non-controlling interest	1,826	1,406
Net income (loss) attributable to TCF Financial Corporation	29,974	(282,894)
Preferred stock dividends	4,524	-
Net income (loss) available to common stockholders	$25,450	$(282,894)
Net income (loss) per common share:
Basic	$.16	$(1.78)
Diluted	$.16	$(1.78)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net income (loss) attributable to TCF Financial Corporation	$29,974	$(282,894)
Other comprehensive income (loss):
Reclassification adjustment for securities gains included in net income (loss)	-	(76,967)
Unrealized holding losses arising during the period on securities available for sale	(13,829)	(7,768)
Foreign currency hedge	537	(404)
Foreign currency translation adjustment	(622)	385
Recognized postretirement prior service cost and transition obligation	(12)	(7)
Income tax benefit	5,019	31,208
Total other comprehensive loss	(8,907)	(53,553)
Comprehensive income (loss)	$21,067	$(336,447)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2011	-	160,366,380	$-	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Net loss attributable to TCF Financial Corporation	-	-	-	-	-	(282,894)	-	-	(282,894)	1,406	(281,488)
Other comprehensive loss	-	-	-	-	-	-	(53,553)	-	(53,553)	-	(53,553)
Investment to non-controlling interest	-	-	-	-	-	-	-	-	-	6,406	6,406
Dividends on common stock	-	-	-	-	-	(7,934)	-	-	(7,934)	-	(7,934)
Grants of restricted stock	-	1,367,325	-	14	(14)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	567,918	-	5	6,178	-	-	-	6,183	-	6,183
Cancellation of shares of restricted stock	-	(6,580)	-	-	(30)	-	-	-	(30)	-	(30)
Cancellation of common shares for tax withholding	-	(120,497)	-	(1)	(1,247)	-	-	-	(1,248)	-	(1,248)
Amortization of stock compensation	-	-	-	-	2,656	-	-	-	2,656	-	2,656
Stock compensation tax expense	-	-	-	-	(294)	-	-	-	(294)	-	(294)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	13,792	-	-	(13,792)	-	-	-
Balance, March 31, 2012	-	162,174,546	$-	$1,622	$736,288	$836,995	$3,273	$(47,159)	$1,531,019	$18,306	$1,549,325

Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	-	-	-	-	-	29,974	-	-	29,974	1,826	31,800
Other comprehensive loss	-	-	-	-	-	-	(8,907)	-	(8,907)	-	(8,907)
Investment to non-controlling interest	-	-	-	-	-	-	-	-	-	5,837	5,837
Dividends on preferred stock	-	-	-	-	-	(4,524)	-	-	(4,524)	-	(4,524)
Dividends on common stock	-	-	-	-	-	(8,035)	-	-	(8,035)	-	(8,035)
Grants of restricted stock	-	77,411	-	1	(1)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	430,490	-	4	5,886	-	-	-	5,890	-	5,890
Cancellation of shares of restricted stock	-	(14,950)	-	-	(114)	1	-	-	(113)	-	(113)
Cancellation of common shares for tax withholding	-	(11,590)	-	-	(144)	-	-	-	(144)	-	(144)
Amortization of stock compensation	-	-	-	-	2,021	-	-	-	2,021	-	2,021
Stock compensation tax expense	-	-	-	-	(309)	-	-	-	(309)	-	(309)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	(33)	-	-	33	-	-	-
Balance, March 31, 2013	4,006,900	163,910,124	$263,240	$1,639	$757,346	$894,861	$3,536	$(41,396)	$1,879,226	$20,933	$1,900,159

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss) attributable to TCF Financial Corporation	$29,974	$(282,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	38,383	48,542
Depreciation and amortization	29,940	18,129
Proceeds from sales of loans and leases held for sale	330,333	15,828
Originations of loans held for sale, net of repayments	(62,072)	(12,554)
Net increase (decrease) in other assets and accrued expenses and other liabilities	11,672	(153,598)
Gains on sales of assets, net	(15,564)	(81,187)
Loss on termination of debt	-	550,735
Net income attributable to non-controlling interest	1,826	1,406
Other, net	4,806	7,473
Total adjustments	339,324	394,774
Net cash provided by operating activities	369,298	111,880
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(487,128)	(990,492)
Purchases of equipment for lease financing	(196,996)	(207,582)
Purchase of inventory finance portfolios	(9,658)	(37,526)
Proceeds from sales of loans	127,127	62,350
Proceeds from sales of lease receivables	7,955	28,102
Proceeds from sales of securities available for sale	-	1,901,460
Purchases of securities available for sale	(10,216)	(430,516)
Proceeds from maturities of and principal collected on securities available for sale	31,247	116,267
Purchases of Federal Home Loan Bank stock	(223)	(112,362)
Redemption of Federal Home Loan Bank stock	226	101,238
Proceeds from sales of real estate owned	40,832	28,331
Purchases of premises and equipment	(9,683)	(8,386)
Other, net	5,921	10,736
Net cash (used in) provided by investing activities	(500,596)	461,620
Cash flows from financing activities:
Net increase in deposits	249,318	542,073
Net increase in short-term borrowings	1,098	1,150,771
Proceeds from long-term borrowings	6,347	1,150,416
Payments on long-term borrowings	(10,924)	(4,105,153)
Net investment by non-controlling interest	5,837	6,406
Dividends paid on preferred stock	(4,524)	-
Dividends paid on common stock	(8,035)	(7,934)
Stock compensation tax expense	(309)	(238)
Common shares sold to TCF employee benefit plans	5,890	6,097
Net cash provided by (used in) financing activities	244,698	(1,257,562)
Net increase (decrease) in cash and due from banks	113,400	(684,062)
Cash and due from banks at beginning of period	1,100,347	1,389,704
Cash and due from banks at end of period	$1,213,747	$705,642

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$16,846	$55,717
Income taxes, net	$4,186	$2,131
Transfer of loans to other assets	$31,337	$36,651

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks. Any policies in effect at December 31, 2012, remain unchanged and will be followed similarly as in previous periods.

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

(2) Cash and Due from Banks

At March 31, 2013 and December 31, 2012, TCF Bank was required by Federal Reserve regulations to maintain reserves of $86.2 million and $79.7 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans and consumer real estate loans. Cash proceeds from loans serviced for third parties are held in separate accounts until remitted.  TCF also retains cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $35.9 million and $28.8 million was included within cash and due from banks at March 31, 2013 and December 31, 2012, respectively.

(3)  Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities
U.S. Government sponsored enterprises and federal agencies	$669,405	$12,874	$8,752	$673,527	$691,570	$21,693	$3,209	$710,054
Other	118	-	-	118	127	-	-	127
U.S. Treasury securities	1,000	-	-	1,000	-	-	-	-
Other securities	1,642	801	-	2,443	1,642	268	-	1,910
Total	$672,165	$13,675	$8,752	$677,088	$693,339	$21,961	$3,209	$712,091
Weighted-average yield	2.71%				2.70%

There were no sales of securities available for sale during the three months ended March 31, 2013. Gross realized gains of $77 million were recognized on sales of securities available for sale during the three months ended March 31, 2012.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs. TCF held no securities available for sale as of March 31, 2013 and December 31, 2012 that were in a net unrealized loss position.

The amortized cost and fair value of securities available for sale by contractual maturity, at March 31, 2013, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000
Due in 1-5 years	90	93
Due in 5-10 years	106	106
Due after 10 years	669,327	673,446
No stated maturity	1,642	2,443
Total	$672,165	$677,088

(4)  Loans and Leases

	At March 31,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$4,136,823	$4,239,524	(2.4)%
Junior lien	2,281,843	2,434,977	(6.3)
Total consumer real estate	6,418,666	6,674,501	(3.8)
Commercial:
Commercial real estate:
Permanent	2,867,169	2,934,849	(2.3)
Construction and development	161,185	146,093	10.3
Total commercial real estate	3,028,354	3,080,942	(1.7)
Commercial business	306,362	324,293	(5.5)
Total commercial	3,334,716	3,405,235	(2.1)
Leasing and equipment finance: (1)
Equipment finance loans	1,330,388	1,306,423	1.8
Lease financings:
Direct financing leases	1,863,951	1,905,532	(2.2)
Sales-type leases	25,462	24,371	4.5
Lease residuals	101,321	103,207	(1.8)
Unearned income and deferred lease costs	(135,888)	(141,516)	4.0
Total lease financings	1,854,846	1,891,594	(1.9)
Total leasing and equipment finance	3,185,234	3,198,017	(.4)
Inventory finance	1,931,363	1,567,214	23.2
Auto finance	719,666	552,833	30.2
Other	23,701	27,924	(15.1)
Total loans and leases	$15,613,346	$15,425,724	1.2%

N.M. Not Meaningful.

(1) Operating leases of $82.4 million and $82.9 million at March 31, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At March 31, 2013, the consumer real estate junior lien portfolio was comprised of $2 billion of home equity lines of credit (“HELOCs”) and $307.7 million of amortizing junior lien mortgage loans.  $1.3 billion of the HELOCs are interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years.  As of March 31, 2013, $628 million had a 10-year interest-only draw period and a 20-year amortization repayment period and all are within the 10-year initial draw period, and as such, none of the HELOCs have converted to amortizing loans.

From time to time, TCF sells loans and minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related loan and lease cash flow stream is derecognized.  During the three months ended March 31, 2013 and 2012, TCF sold $11.1 million and $32.7 million, respectively, of loans and minimum lease payment receivables, received cash of $11 million and $33.5 million, respectively, and recognized a net loss of $14 thousand and a net gain of $808 thousand, for those respective periods. At March 31, 2013 and December 31, 2012, TCF’s lease residuals include $15.1 million and $14.8 million, respectively, related to all historical sales of minimum lease payment receivables and are included in other assets.

During the three months ended March 31, 2013 and 2012, TCF sold $179.8 million and $72 million, respectively, of consumer auto loans with servicing retained and received cash of $174.9 million and $70.3 million, respectively, resulting in gains of $7.1 million and $2.3 million, respectively.  Related to these sales, TCF retained interest-only strips of $13.6 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $54.3 million and $2.8 million, respectively.  At December 31, 2012, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $46.7 million and $3.6 million, respectively.  No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.  TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $1.5 billion and $1.3 billion at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, TCF sold $279.2 million of consumer real estate loans, with limited representations, indemnifications and limited credit guarantees and received cash of $279.3 million, while recognizing a net gain of $8.1 million.  Related to the sale of these loans, TCF retained an interest-only strip of $9.5 million.  At March 31, 2013, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $10.6 million and $563 thousand, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.

(5) Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s performance status, defined as accruing or non-accruing.

(Dollars in thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2013
Balance, at beginning of quarter	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(32,880)	(8,251)	(2,063)	(417)	(940)	(2,145)	(46,696)
Recoveries	2,433	402	853	62	104	1,838	5,692
Net charge-offs	(30,447)	(7,849)	(1,210)	(355)	(836)	(307)	(41,004)
Provision for credit losses	31,957	4,830	(2,286)	1,625	2,114	143	38,383
Other	(836)	-	-	(51)	(24)	-	(911)
Balance, at end of quarter	$182,687	$48,556	$17,541	$8,788	$5,390	$634	$263,596

At or For the Three Months Ended March 31, 2012
Balance, at beginning of quarter	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(37,161)	(1,650)	(1,776)	(670)	(2)	(3,416)	(44,675)
Recoveries	1,473	126	1,625	27	-	2,491	5,742
Net charge-offs	(35,688)	(1,524)	(151)	(643)	(2)	(925)	(38,933)
Provision for credit losses	36,078	5,014	515	5,191	1,021	723	48,542
Other	-	-	-	12	-	-	12
Balance, at end of quarter	$183,825	$50,444	$21,537	$7,556	$1,019	$912	$265,293

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At March 31, 2013
(Dollars in thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$90,507	$37,197	$15,589	$8,714	$5,390	$633	$158,030
Individually evaluated for impairment	92,180	11,359	1,952	74	-	1	105,566
Total	$182,687	$48,556	$17,541	$8,788	$5,390	$634	$263,596
Loans and leases outstanding:
Collectively evaluated for impairment	$5,715,958	$3,078,098	$3,169,781	$1,929,883	$718,615	$23,649	$14,635,984
Individually evaluated for impairment	702,708	256,618	13,255	1,480	106	52	974,219
Loans acquired with deteriorated credit quality	-	-	2,198	-	945	-	3,143
Total	$6,418,666	$3,334,716	$3,185,234	$1,931,363	$719,666	$23,701	$15,613,346

	At December 31, 2012
(Dollars in thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$181,139	$37,210	$20,337	$7,339	$4,136	$798	$250,959
Individually evaluated for impairment	874	14,365	700	230	-	-	16,169
Total	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Loans and leases outstanding:
Collectively evaluated for impairment	$6,669,424	$3,133,011	$3,187,393	$1,565,727	$551,456	$27,924	$15,134,935
Individually evaluated for impairment	5,077	272,224	7,754	1,487	101	-	286,643
Loans acquired with deteriorated credit quality	-	-	2,870	-	1,276	-	4,146
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

Performing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s performing and non-accrual loans and leases. Performing loans and leases are considered to have a lower risk of loss and are on accruing status and are less than 60 days delinquent. Non-accrual loans and leases along with loans and leases that are 60 days or more delinquent are those which management believes have a higher risk of loss than performing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF’s key credit quality indicator is the receivable’s status as accruing or non-accruing.

	At March 31, 2013
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,884,441	$21,395	$44,769	$3,950,605	$186,218	$4,136,823
Junior lien	2,238,262	4,092	5,582	2,247,936	33,907	2,281,843
Total consumer real estate	6,122,703	25,487	50,351	6,198,541	220,125	6,418,666
Commercial:
Commercial real estate	2,927,137	906	-	2,928,043	100,311	3,028,354
Commercial business	298,168	-	-	298,168	8,194	306,362
Total commercial	3,225,305	906	-	3,226,211	108,505	3,334,716
Leasing and equipment finance:
Middle market	1,730,060	973	-	1,731,033	8,187	1,739,220
Small ticket	792,483	931	349	793,763	3,376	797,139
Winthrop	363,454	180	-	363,634	35	363,669
Other	265,801	28	-	265,829	97	265,926
Total leasing and equipment finance	3,151,798	2,112	349	3,154,259	11,695	3,165,954
Inventory finance	1,929,727	140	16	1,929,883	1,480	1,931,363
Auto finance	718,031	394	191	718,616	106	718,722
Other	22,224	-	-	22,224	1,477	23,701
Subtotal	15,169,788	29,039	50,907	15,249,734	343,388	15,593,122
Portfolios acquired with deteriorated credit quality	20,062	109	53	20,224	-	20,224
Total	$15,189,850	$29,148	$50,960	$15,269,958	$343,388	$15,613,346

	At December 31, 2012
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,963,873	$28,132	$47,888	$4,039,893	$199,631	$4,239,524
Junior lien	2,386,567	6,170	6,971	2,399,708	35,269	2,434,977
Total consumer real estate	6,350,440	34,302	54,859	6,439,601	234,900	6,674,501
Commercial:
Commercial real estate	2,960,383	604	1,655	2,962,642	118,300	3,080,942
Commercial business	314,476	17	354	314,847	9,446	324,293
Total commercial	3,274,859	621	2,009	3,277,489	127,746	3,405,235
Leasing and equipment finance:
Middle market	1,725,252	796	16	1,726,064	9,446	1,735,510
Small ticket	795,881	1,844	518	798,243	3,989	802,232
Winthrop	372,933	22	-	372,955	116	373,071
Other	261,678	64	-	261,742	101	261,843
Total leasing and equipment finance	3,155,744	2,726	534	3,159,004	13,652	3,172,656
Inventory finance	1,565,608	109	10	1,565,727	1,487	1,567,214
Auto finance	550,923	228	304	551,455	101	551,556
Other	26,322	20	11	26,353	1,571	27,924
Subtotal	14,923,896	38,006	57,727	15,019,629	379,457	15,399,086
Portfolios acquired with deteriorated credit quality	26,348	221	69	26,638	-	26,638
Total	$14,950,244	$38,227	$57,796	$15,046,267	$379,457	$15,425,724

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Contractual interest due on non-accrual loans and leases	$9,700	$9,019
Interest income recognized on loans and leases in non-accrual status	4,225	1,924
Foregone interest income	$5,475	$7,095

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts.

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$68,851	$69,170
60+ days delinquent and accruing	562	644
Non-accrual	15,225	18,982
Total consumer real estate loans to customers in bankruptcy	$84,638	$88,796

Loan Modifications for Borrowers with Financial Difficulties    Included within the loans and leases in previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

The following tables provide a summary of accruing and non-accrual TDR loans by portfolio.

	At March 31, 2013
(Dollars in thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$507,402	$167,178	$674,580
Commercial	131,351	73,010	204,361
Leasing and equipment finance	989	2,780	3,769
Auto finance	-	106	106
Other	45	7	52
Total	$639,787	$243,081	$882,868

	At December 31, 2012
(Dollars in thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$478,262	$173,587	$651,849
Commercial	144,508	92,311	236,819
Leasing and equipment finance	1,050	2,794	3,844
Auto finance	-	101	101
Other	38	-	38
Total	$623,858	$268,793	$892,651

The amount of additional funds committed to consumer real estate and commercial borrowers in TDR status was $4.4 million and $8.6 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, no additional funds were committed to leasing and equipment finance borrowers in TDR status.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications are not reported as TDR loans in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDR loans are considered to be impaired. During the three months ended March 31, 2013, $17.1 million of commercial loans were removed from TDR status.

The financial effects of TDR loans are presented in the following tables and represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms.

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Original Contractual Interest Due on TDR Loans	Interest Income Recognized on TDR Loans	Foregone Interest Income	Original Contractual Interest Due on TDR Loans	Interest Income Recognized on TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$7,787	$3,676	$4,111	$7,066	$3,629	$3,437
Junior lien	797	536	261	567	349	218
Total consumer real estate	8,584	4,212	4,372	7,633	3,978	3,655
Commercial:
Commercial real estate	1,767	1,658	109	1,316	1,334	(18)
Commercial business	128	94	34	110	110	-
Total commercial	1,895	1,752	143	1,426	1,444	(18)
Leasing and equipment finance:
Middle market	18	18	-	15	16	(1)
Total leasing and equipment finance	18	18	-	15	16	(1)
Other	2	1	1	-	-	-
Total	$10,499	$5,983	$4,516	$9,074	$5,438	$3,636

The table below summarizes TDR loans that defaulted during the three months ended March 31, 2013 and 2012, which were modified within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Loan Balance(1)	Number of Loans	Loan Balance(1)
Consumer real estate:
First mortgage lien	17	$2,070	32	$6,415
Junior lien	12	398	13	602
Total consumer real estate	29	2,468	45	7,017
Commercial real estate	-	-	4	13,627
Auto finance	1	5	-	-
Total defaulted modified loans	30	$2,473	49	$20,644

Total loans modified in the applicable period	1,411	$315,580	1,498	$402,945
Defaulted modified loans as a percent of total loans modified in the applicable period	2.1%	.8%	3.3%	5.1%

(1) The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral-dependent loans. The allowance on accruing consumer real estate TDR loans was $87.3 million, or 17.2% of the outstanding balance at March 31, 2013, and $82.3 million, or 17.2% of the outstanding balance at December 31, 2012.  For consumer real estate TDR loans, in 2013 TCF utilized average re-default rates ranging from 11% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience. Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan terms is expected.  Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy and not reaffirmed, which remain on non-accrual status for the remainder of the term of the loan. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment, based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral-dependent loans. The allowance on accruing commercial TDR loans was $1.5 million, or 1.1% of the outstanding balance, at March 31, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

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

The following tables summarize impaired loans.

	At March 31, 2013

(Dollars in thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$469,287	$462,583	$81,044
Junior lien	50,094	49,390	9,683
Total consumer real estate	519,381	511,973	90,727
Commercial:
Commercial real estate	269,884	220,470	10,186
Commercial business	25,597	19,386	1,173
Total commercial	295,481	239,856	11,359
Leasing and equipment finance:
Middle market	7,001	7,001	772
Small ticket	133	133	32
Other	97	97	6
Total leasing and equipment finance	7,231	7,231	810
Inventory finance	1,480	1,480	74
Other	51	52	1
Total impaired loans with an allowance recorded	823,624	760,592	102,971
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	186,264	137,627	-
Junior lien	60,630	24,980	-
Total consumer real estate	246,894	162,607	-
Auto finance	200	106	-
Total impaired loans without an allowance recorded	247,094	162,713	-
Total impaired loans	$1,070,718	$923,305	$102,971

	At December 31, 2012
(Dollars in thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$448,887	$441,336	$76,425
Junior lien	44,218	42,836	9,120
Total consumer real estate	493,105	484,172	85,545
Commercial:
Commercial real estate	287,061	250,578	12,963
Commercial business	27,662	21,676	1,408
Total commercial	314,723	272,254	14,371
Leasing and equipment finance:
Middle market	7,414	7,415	737
Small ticket	153	153	65
Other	101	101	36
Total leasing and equipment finance	7,668	7,669	838
Inventory finance	1,487	1,487	230
Other	38	38	-
Total impaired loans with an allowance recorded	817,021	765,620	100,984
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	184,790	141,511	-
Junior lien	59,451	26,166	-
Total consumer real estate	244,241	167,677	-
Auto finance	187	101	-
Total impaired loans without an allowance recorded	244,428	167,778	-
Total impaired loans	$1,061,449	$933,398	$100,984

The average loan balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2013 and 2012, are included within the table below.

	Three Months Ended
	March 31, 2013		March 31, 2012

(Dollars in thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$451,960	$3,599	$398,924	$3,403
Junior lien	46,113	508	33,712	315
Total consumer real estate	498,073	4,107	432,636	3,718
Commercial:
Commercial real estate	235,524	1,732	209,929	1,334
Commercial business	20,531	95	25,836	110
Total commercial	256,055	1,827	235,765	1,444
Leasing and equipment finance:
Middle market	7,208	20	9,294	5
Small ticket	143	4	663	-
Other	99	-	599	1
Total leasing and equipment finance	7,450	24	10,556	6
Inventory finance	1,483	29	966	13
Other	45	1	-	-
Total impaired loans with an allowance recorded	763,106	5,988	679,923	5,181
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	139,569	1,174	49,891	333
Junior lien	25,573	623	2,475	45
Total consumer real estate	165,142	1,797	52,366	378
Auto finance	104	-	-	-
Total impaired loans without an allowance recorded	165,246	1,797	52,366	378
Total impaired loans	$928,352	$7,785	$732,289	$5,559

(6)  Deposits

Deposits are summarized as follows.

	At March 31, 2013			At December 31, 2012
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Quarter-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	-%	$2,662,379	18.6%	-%	$2,487,792	17.7%
Interest bearing	.06	2,389,351	16.7	.10	2,346,840	16.8
Total checking	.03	5,051,730	35.3	.05	4,834,632	34.5
Savings	.17	6,151,147	43.0	.28	6,104,104	43.4
Money market	.28	801,443	5.6	.34	820,553	5.8
Total checking, savings and money market	.12	12,004,320	83.9	.19	11,759,289	83.7
Certificates of deposit	1.00	2,295,784	16.1	1.05	2,291,497	16.3
Total deposits	.26%	$14,300,104	100.0%	.33%	$14,050,786	100.0%

Certificates of deposit had the following remaining maturities at March 31, 2013.

(Dollars in thousands)	Denominations Greater Than $100 Thousand	Denominations Less Than $100 Thousand	Total
Maturity
0-3 months	$120,722	$174,750	$295,472
4-6 months	137,409	213,991	351,400
7-12 months	419,012	469,373	888,385
13-24 months	275,169	345,534	620,703
Over 24 months	81,326	58,498	139,824
Total	$1,033,638	$1,262,146	$2,295,784

(7)  Long-term Borrowings

Long-term borrowings consist of the following.

		At March 31, 2013		At December 31, 2012
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	2013	$680,000.72%		$680,000.73%
	2014	448,000.41		448,000.42
	2015	125,000.43		125,000.44
	2016	297,000	1.12	297,000	1.12
Subtotal		1,550,000.68		1,550,000.69
Subordinated bank notes	2014	71,020	1.94	71,020	1.96
	2015	50,000	1.87	50,000	1.89
	2016	74,824	5.59	74,810	5.59
	2022	109,055	6.37	109,036	6.37
Subtotal		304,899	4.41	304,866	4.42
Discounted lease rentals	2013	21,511	4.88	30,985	4.97
	2014	17,868	4.74	16,325	4.82
	2015	9,584	4.69	8,240	4.79
	2016	6,488	4.66	5,451	4.80
	2017	3,709	4.32	2,885	4.62
	2018	73	3.32	-	-
	2019	76	3.31	-	-
Subtotal		59,309	4.74	63,886	4.88
Other long-term	2013	2,482	1.36	2,340	1.36
	2014	2,474	1.36	2,474	1.36
	2015	2,508	1.36	2,508	1.36
	2016	2,542	1.36	2,542	1.36
	2017	2,580	1.36	2,580	1.36
Subtotal		12,586	1.36	12,444	1.36
Total long-term borrowings		$1,926,794	1.40%	$1,931,196	1.42%

At March 31, 2013, TCF had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $6.3 billion as collateral for FHLB advances. There were no callable advances included in FHLB borrowings at March 31, 2013 or December 31, 2012.

The $71 million of subordinated notes due 2014 reprice quarterly at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF’s discretion. In April 2013, TCF gave notice of its intention to redeem the aggregate principal amount of these subordinated notes on June 17, 2013.

The $50 million of subordinated notes due 2015 reprice quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF’s discretion. The $74.8 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until maturity on February 1, 2016. The $109.1 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At March 31, 2013, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

(8)  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial Corporation in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was a negative $101.3 million at March 31, 2013, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Tier 1 leverage capital:(2)
TCF	$1,666,630	9.23%	$721,943	4.00%	N.A.	N.A.
TCF Bank	1,560,160	8.65	721,665	4.00	$902,081	5.00%
Tier 1 risk-based capital:
TCF	1,666,630	11.14	598,588	4.00	897,882	6.00
TCF Bank	1,560,160	10.43	598,348	4.00	897,523	6.00
Total risk-based capital:
TCF	2,019,082	13.49	1,197,176	8.00	1,496,470	10.00
TCF Bank	1,912,313	12.78	1,196,697	8.00	1,495,871	10.00
As of December 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,633,336	9.21%	$709,606	4.00%	N.A.	N.A.
TCF Bank	1,521,026	8.58	709,382	4.00	$886,728	5.00%
Tier 1 risk-based capital:
TCF	1,633,336	11.09	589,328	4.00	883,992	6.00
TCF Bank	1,521,026	10.33	589,060	4.00	883,590	6.00
Total risk-based capital:
TCF	2,007,835	13.63	1,178,656	8.00	1,473,320	10.00
TCF Bank	1,895,367	12.87	1,178,121	8.00	1,472,651	10.00

N.A. Not Applicable.

(1)          The minimum and well-capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF Bank pursuant to the FDIC Improvement Act of 1991.

(2)          The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent, depending on factors specified in regulations issued by federal banking agencies.

(9)  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the three months ended March 31, 2013.

	Restricted Stock					Stock Options
										Weighted-
					Weighted-					Average
					Average					Remaining	Weighted-
					Grant Date					Contractual	Average
	Shares	Price Range			Fair Value	Shares	Price Range			Life in Years	Exercise Price
Outstanding at December 31, 2012	3,212,235	$6.16	-	25.18	$11.13	2,077,104	$12.85	-	15.75	4.22	$14.35
Granted	38,284	12.47	-	12.47	12.47	-	-		-		-
Forfeited/cancelled	(14,950)	10.37	-	17.37	11.87	(383,104)	15.75	-	15.75		15.75
Vested	(41,333)	10.15	-	25.18	14.95	-	-		-		-
Outstanding at March 31, 2013	3,194,236	6.16	-	17.37	11.09	1,694,000	12.85	-	15.75	4.90	14.04
Exercisable at March 31, 2013	N.A.				N.A.	1,694,000	12.85	-	15.75		14.04

N.A. Not applicable

Unrecognized stock compensation for restricted stock was $17.8 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 1.8 years at March 31, 2013.  As of March 31, 2013, the weighted average remaining contractual life of stock options outstanding was 4.9 years.

At March 31, 2013, there were 1,151,455 shares of performance-based restricted stock that will vest only if certain return on asset goals, return on equity goals and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

(10)  Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan and Postretirement Plan for the three months ended March 31, 2013 and 2012.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Interest cost	$323	$441	$44	$73
Return on plan assets	(194)	(206)	-	-
Amortization of prior service cost	-	-	(12)	(7)
Net periodic benefit plan cost	$129	$235	$32	$66

TCF made no cash contributions to the Pension Plan in either of the three month periods ended March 31, 2013 or 2012. During the first quarter of 2013, TCF paid $117 thousand in benefits under the Postretirement Plan, compared with $155 thousand for the same period in 2012.

(11)  Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. These contracts typically settle within 30 days with the exception of contracts associated with cash flow hedges, which have maturities as long as seven months, and a swap agreement, with no determinable maturity date.

The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. A contract that has been, and is expected to continue to be, effective at offsetting changes in cash flows or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three months ended March 31, 2013, was a gain of $537 thousand. For the three months ended March 31, 2012, a loss of $396 thousand was included in the cumulative translation adjustment within other comprehensive income (loss).

Derivatives Not Designated as Hedges During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes in the valuation of this swap agreement are reflected in non-interest income.  Additionally, certain forward foreign exchange contracts used to manage foreign exchange risk are not designated as hedges.  Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

The following tables summarize the derivative instruments as of March 31, 2013 and December 31, 2012. See Note 12, Fair Value Measurement for additional information.

	At March 31, 2013

(Dollars in thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts designated as hedges	$24,081	$272	$(272)	$-
Forward foreign exchange contracts not designated as hedges	429,134	2,672	(2,249)	423
Swap agreement	14,358	1,147	(1,147)	-
Total derivative liabilities		$4,091	$(3,668)	$423

	At December 31, 2012

(Dollars in thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts designated as hedges	$21,871	$93	$-	$93
Forward foreign exchange contracts not designated as hedges	389,856	1,485	(841)	644
Total derivative assets		$1,578	$(841)	$737
Forward foreign exchange contracts not designated as hedges	$85,672	$193	$(193)	$-
Swap agreement	14,358	1,227	(1,227)	-
Total derivative liabilities		$1,420	$(1,420)	$-

(1) All amounts were offset in the Consolidated Statement of Financial Condition

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Consolidated Statements of Income:
Non-interest expense:
Not designated as hedges	$(8,514)	$(3,631)
Net realized loss	$(8,514)	$(3,631)
Consolidated Statements of Comprehensive Income:
Accumulated other comprehensive income (loss):
Net investment hedge	$537	$(396)
Cash flow hedge	-	(8)
Net unrealized gain (loss)	$537	$(404)

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

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s or Baa3 by Moody’s. At March 31, 2013, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $162.2 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contract could be terminated or TCF may be required to provide approximately $3.2 million in additional collateral. There were $487 thousand of forward foreign exchange contracts containing credit risk related features in a net liability position at March 31, 2013, with cash collateral posted by TCF to offset these contracts.

At March 31, 2013, TCF had posted $4 million of cash collateral related to its forward foreign exchange contracts, of which $1.4 million was not utilized to offset derivative liability positions because the liability position was over-collateralized. At March 31, 2013, TCF had posted $1.4 million of cash collateral related to its swap agreement, of which $289 thousand was not utilized to offset derivative liability positions because the liability position was over-collateralized.

(12)  Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures.  The Company’s fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Securities available for sale, derivatives (forward foreign exchange contracts and swaps), and assets held in trust for deferred compensation plans are recorded at fair value on a recurring basis.  Certain investments, commercial loans, real estate owned, repossessed and returned assets and certain interest–only strips are recorded at fair value on a nonrecurring basis.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at March 31, 2013
(Dollars in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$673,527	$-	$673,527
Other	-	-	118	118
Other securities	2,443	-	-	2,443
U.S. Treasury Bills	1,000	-	-	1,000
Assets held in trust for deferred compensation plans	13,213	-	-	13,213
Total assets	$16,656	$673,527	$118	$690,301
Forward foreign exchange contracts	$-	$2,944	$-	$2,944
Swap agreement	-	-	1,147	1,147
Liabilities held in trust for deferred compensation plans	13,213	-	-	13,213
Total liabilities	$13,213	$2,944	$1,147	$17,304
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$-	$-	$105,028	$105,028
Real estate owned:(5)
Consumer	-	-	34,692	34,692
Commercial	-	-	18,232	18,232
Repossessed and returned assets(5)	-	1,724	2,038	3,762
Interest-only strip(6)	-	-	4,473	4,473
Investments(7)	-	-	2,470	2,470
Total non-recurring fair value measurements	$-	$1,724	$166,933	$168,657

	Fair Value Measurements at December 31, 2012
(Dollars in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$710,054	$-	$710,054
Other	-	-	127	127
Other securities	1,910	-	-	1,910
Forward foreign exchange contracts	-	1,578	-	1,578
Assets held in trust for deferred compensation plans	12,078	-	-	12,078
Total assets	$13,988	$711,632	$127	$725,747
Forward foreign exchange contracts	$-	$193	$-	$193
Swap agreement	-	-	1,227	1,227
Liabilities held in trust for deferred compensation plans	12,078	-	-	12,078
Total liabilities	$12,078	$193	$1,227	$13,498
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$-	$-	$118,767	$118,767
Real estate owned:(5)
Consumer	-	-	55,162	55,162
Commercial	-	-	18,077	18,077
Repossessed and returned assets(5)	-	2,218	712	2,930
Investments(7)	-	-	2,557	2,557
Total non-recurring fair value measurements	$-	$2,218	$195,275	$197,493

(1)          Based on readily available market prices.

(2)          Based on observable market prices.

(3)          Based on valuation models that use significant assumptions that are not observable in an active market.

(4)          Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.

(5)          Amounts do not include assets held at cost.

(6)          Represents the carrying value of interest-only strips for which impairment reserves are determined based on expected future cash flows.

(7)          Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information.  Changes in market and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred.  As a result of the adoption of new Financial Accounting Standards Board (“FASB”) guidance in the first quarter of 2012, TCF transferred $1.1 million of securities from Level 3 to Level 1 in the quarter ended March 31, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31, 2013
(Dollars in thousands)	Assets	Liabilities
Balance, beginning of quarter	$127	$(1,227)
Principal paydowns/Settlements	(9)	80
Asset (liability) balance, end of quarter	$118	$(1,147)

	Three Months Ended March 31, 2012
(Dollars in thousands)	Assets	Liabilities
Balance, beginning of quarter	$1,450	$-
Transfers out of Level 3	(1,098)	-
Total net losses for the period:
Included in other comprehensive loss	(100)	-
Principal paydowns/Settlements	(6)	-
Asset balance, end of quarter	$246	$-

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise and federal agency securities and U.S. Treasury Bills. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of U.S. Treasury Bills is recorded using prices obtained from a third-party pricing service that receives prices from brokers and active market participants, and are classified as Level 1 assets.  Other securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined by using internal pricing methods.

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

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Other real estate owned and repossessed and returned assets were written down $10.2 million, which was included in foreclosed real estate and repossessed assets, net expense for the three months ended March 31, 2013.

Interest-Only Strips  The fair value of interest-only strips represents the present value of future cash flows retained by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strip will potentially fluctuate significantly from period to period.

(13)  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2013 and December 31, 2012, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

		At March 31,		At December 31,
	Level in Fair Value	2013		2012
	Measurement	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	Level 1	$1,213,747	$1,213,747	$1,100,347	$1,100,347
Investments	Level 2	116,500	116,500	115,210	115,210
Investments	Level 3	5,570	5,570	5,657	5,657
Securities available for sale	Level 1	3,443	3,443	1,910	1,910
Securities available for sale	Level 2	673,527	673,527	710,054	710,054
Securities available for sale	Level 3	118	118	127	127
Forward foreign exchange contracts(1)	Level 2	-	-	737	1,578
Loans and leases held for sale	Level 3	20,217	22,390	10,289	11,361
Interest-only strips(2)	Level 3	64,916	65,011	47,824	48,024
Loans:
Consumer real estate	Level 3	6,418,666	6,340,636	6,674,501	6,420,704
Commercial real estate	Level 3	3,028,354	2,957,819	3,080,942	3,025,599
Commercial business	Level 3	306,362	299,704	324,293	320,245
Equipment finance loans	Level 3	1,330,388	1,339,109	1,306,423	1,312,089
Inventory finance loans	Level 3	1,931,363	1,919,550	1,567,214	1,556,372
Auto finance	Level 3	719,666	735,508	552,833	564,844
Other	Level 3	23,701	20,840	27,924	24,558
Allowance for loan losses(3)	N.A.	(263,596)	-	(267,128)	-
Total financial instrument assets		$15,592,942	$15,713,472	$15,259,157	$15,218,679
Financial instrument liabilities:
Checking, savings and money market deposits	Level 1	$12,004,320	$12,004,320	$11,759,289	$11,759,289
Certificates of deposit	Level 2	2,295,784	2,313,293	2,291,497	2,310,601
Short-term borrowings	Level 1	3,717	3,717	2,619	2,618
Long-term borrowings	Level 2	1,926,794	1,957,587	1,931,196	1,952,804
Forward foreign exchange contracts(1)	Level 2	423	2,944	-	193
Swap agreement(1)	Level 3	-	1,147	-	1,227
Total financial instrument liabilities		$16,231,038	$16,283,008	$15,984,601	$16,026,732
Financial instruments with off-balance sheet risk: (4)
Commitments to extend credit (2)	Level 2	$28,336	$28,336	$29,709	$29,709
Standby letters of credit (5)	Level 2	(81)	(81)	(60)	(60)
Total financial instruments with off-balance sheet risk		$28,255	$28,255	$29,649	$29,649

N.A. Not Applicable.

(1)         Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)         Carrying amounts are included in other assets.

(3)         Expected credit losses are included in the estimated fair values.

(4)         Positive amounts represent assets, negative amounts represent liabilities.

(5)         Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value (see Note 12, Fair Value Measurement).  Certain financial instruments, including lease financings and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

Loans The fair value of loans is estimated based on discounted expected cash flows and recent sales of similar loans.  The discounted cash flows include assumptions for prepayment estimates over the loans’ remaining lives, consideration of the current interest rate environment compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. Additionally, for certain loans, TCF uses pricing data from recent sales of loans with similar risk characteristics as data points to validate the assumptions used in estimating their fair value.

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

(14)  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2013	2012
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to TCF Financial Corporation	$29,974	$(282,894)
Preferred stock dividends	(4,524)	-
Net income (loss) available to common stockholders	25,450	(282,894)
Earnings allocated to participating securities	38	20
Earnings (loss) allocated to common stock	$25,412	$(282,914)
Weighted-average shares outstanding	163,382,939	161,225,810
Restricted stock	(2,993,022)	(2,719,387)
Weighted-average common shares outstanding for basic earnings per common share	160,389,917	158,506,423
Basic earnings (loss) per share	$.16	$(1.78)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$25,412	$(282,914)
Weighted-average common shares outstanding used in basic earnings per common share calculation	160,389,917	158,506,423
Net dilutive effect of:
Non-participating restricted stock	613,392	-
Stock options	136,874	-
Weighted-average common shares outstanding for diluted earnings per common share	161,140,183	158,506,423
Diluted earnings (loss) per share	$.16	$(1.78)

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

For the three months ended March 31, 2013 and 2012, there were 3.7 million and 5 million outstanding shares, respectively, related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

(15)  Other Expense

Other expense consists of the following.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Card processing and issuance cost	$3,904	$4,074
Outside processing	3,407	2,948
Loan and lease processing	3,117	1,854
Professional fees	3,082	2,884
Travel	2,942	2,852
Telecommunications	2,926	3,518
Other	18,561	19,166
Total other expense	$37,939	$37,296

(16)  Business Segments

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

TCF evaluates performance and allocates resources based on each segment’s net income (loss). The business segments follow GAAP as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support	Eliminations
(Dollars in thousands)	Lending	Funding	Services	and Other	Consolidated
At or For the Period Ended March 31, 2013:
Revenues from external customers:
Interest income	$209,142	$6,408	$-	$-	$215,550
Non-interest income	36,982	55,673	48	-	92,703
Total	$246,124	$62,081	$48	$-	$308,253
Net interest income	$138,394	$61,434	$3	$(740)	$199,091
Provision for credit losses	38,161	222	-	-	38,383
Non-interest income	36,982	55,685	32,724	(32,688)	92,703
Non-interest expense	96,256	107,714	32,770	(32,688)	204,052
Income tax expense	14,672	3,391	236	(740)	17,559
Income (loss) after income tax expense	26,287	5,792	(279)	-	31,800
Income attributable to non-controlling interest	1,826	-	-	-	1,826
Preferred stock dividends	-	-	4,524	-	4,524
Net income (loss) available to common stockholders	$24,461	$5,792	$(4,803)	$-	$25,450
Total assets	$15,895,328	$7,832,945	$168,801	$(5,393,048)	$18,504,026

At or For the Period Ended March 31, 2012:
Revenues from external customers:
Interest income	$206,558	$20,971	$-	$-	$227,529
Non-interest income	29,060	136,221	64	-	165,345
Total	$235,618	$157,192	$64	$-	$392,874
Net interest income	$122,955	$57,844	$11	$(637)	$180,173
Provision for credit losses	48,941	(399)	-	-	48,542
Non-interest income	29,060	136,233	32,229	(32,177)	165,345
Non-interest expense	85,033	664,826	31,026	(32,177)	748,708
Income tax expense (benefit)	6,335	(174,829)	(1,113)	(637)	(170,244)
Income (loss) after income tax expense (benefit)	11,706	(295,521)	2,327	-	(281,488)
Income attributable to non-controlling interest	1,406	-	-	-	1,406
Net income (loss) available to common stockholders	$10,300	$(295,521)	$2,327	$-	$(282,894)
Total assets	$15,457,367	$6,434,647	$335,330	$(4,393,887)	$17,833,457

(17)  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions being brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to the review of TCF’s past BSA compliance and paid a $10 million civil money penalty. This penalty was accrued at December 31, 2012, and did not impact first quarter 2013 results.

(18) Accumulated Other Comprehensive Income

The components of other comprehensive income and the related tax effects are presented in the table below.

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized losses arising during the period	$(13,829)	$5,217	$(8,612)	$(7,768)	$2,847	$(4,921)
Reclassification of gains included in net income	-	-	-	(76,967)	28,216	(48,751)
Net unrealized losses	(13,829)	5,217	(8,612)	(84,735)	31,063	(53,672)
Foreign currency hedge:
Unrealized gains (losses) arising during the period	537	(203)	334	(404)	143	(261)
Foreign currency translation adjustment:
Unrealized (losses) gains arising during the period	(622)	-	(622)	385	-	385
Recognized postretirement prior service
cost and translation obligation:
Net actuarial losses arising during the period	(12)	5	(7)	(7)	2	(5)
Total other comprehensive loss	$(13,926)	$5,019	$(8,907)	$(84,761)	$31,208	$(53,553)

Accumulated other comprehensive income balances are presented in the table below.

(Dollars in thousands)	Securities Available for Sale	Foreign Currency Hedge	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost and Transition Obligation	Total
At or For the Three Months Ended March 31, 2013
Balance, at beginning of quarter	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income before reclassifications	(8,612)	334	(622)	(7)	(8,907)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-
Net other comprehensive (loss) income	(8,612)	334	(622)	(7)	(8,907)
Balance, at end of quarter	$3,065	$(86)	$301	$256	$3,536
At or For the Three Months Ended March 31, 2012
Balance, at beginning of quarter	$56,269	$(29)	$392	$194	$56,826
Other comprehensive (loss) income before reclassifications	(4,921)	(261)	385	(5)	(4,802)
Amounts reclassified from accumulated other comprehensive income	(48,751)	-	-	-	(48,751)
Net other comprehensive (loss) income	(53,672)	(261)	385	(5)	(53,553)
Balance, at end of quarter	$2,597	$(290)	$777	$189	$3,273

Reclassification adjustments for securities gains included in net income of $77 million for the three months ended March 31, 2012 were recorded in gains on securities, net in the Consolidated Statements of Income. The tax effect of the reclassification adjustments of $28.2 million for the three months ended March 31, 2012, were recorded in income tax expense (benefit) in the Consolidated Statements of Income. There were no reclassification adjustments for the three months ended March 31, 2013. See Note 10, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. At March 31, 2013, TCF had 427 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of the largest consumer segments in the market including the reintroduction of free checking. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include organic growth in existing businesses, the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.  TCF continues to focus on asset growth in its national lending businesses and on making these businesses a more substantial part of its loan and lease portfolio.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 68.2% of TCF’s total revenue for the three months ended March 31, 2013. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

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

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three months ended March 31, 2013 and 2012, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 16 cents for the first quarter of 2013, compared with diluted loss per common share of $1.78 for the first quarter of 2012.  TCF reported net income of $25.5 million for the three months ended March 31, 2013, compared with net loss of $282.9 million for the three months ended March 31, 2012. TCF’s 2012 first quarter net loss included a net, after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012.

On March 13, 2012, TCF announced it had repositioned its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities. The impact of these transactions during the three months ended March 31, 2013 was a $28.6 million reduction to the cost of borrowings partially offset by a $14.3 million reduction of interest income on lower levels of mortgage-backed securities. TCF’s long-term, fixed-rate debt was originated at market rates that prevailed prior to the 2008 economic crisis and were significantly above current market rates.  In addition, in late January 2012, the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014.  As a result, this action better positioned TCF for the current interest rate outlook while reducing interest rate risk.

Return on average assets was positive .7% for the first quarter of 2013 compared with negative 5.96% for the same period in 2012.  Return on average common equity was a positive 6.36% for the first quarter of 2013, compared with a negative return of 63.38% for the same period in 2012.  The negative returns on average assets and average common equity in the first quarter of 2012 were due to the balance sheet repositioning.

Reportable Segment Results

Lending  TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  The lending portfolio consists of retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance.  Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income attributable to common stockholders of $24.5 million for the first quarter of 2013, compared with $10.3 million for the same period in 2012.

Lending net interest income for the first quarter of 2013 was $138.4 million, up 12.6% from $123 million for the same period in 2012. This increase was primarily due to an increase in the average balances in the leasing and equipment finance, inventory finance and auto finance businesses, partially offset by yield compression due to the continued low interest rate environment.

Lending provision for credit losses totaled $38.2 million in the first quarter of 2013, down 22% from $48.9 million for the same period in 2012. The decrease was primarily due to decreased net charge-offs in the consumer real estate portfolio and lower reserve balances on the leasing and equipment finance portfolio as a result of reduced loss experience.

Lending non-interest income totaled $37 million in the first quarter of 2013, up 27.3% from $29.1 million for the same period in 2012, primarily due to gains on sales of auto and consumer real estate loans, partially offset by lower leasing revenue.

Lending non-interest expense totaled $96.3 million for the first quarter of 2013, up 13.2% from $85 million for the same period in 2012. The increase was primarily due to increased staffing levels to support the growth of auto finance.

Funding  TCF’s funding is primarily derived from branch banking, consumer and small business deposits, and treasury borrowings.  With a renewed focus on quality customer relationships through the reintroduction of free checking, deposits provide a source of low-cost funds and fee income.  Borrowings may be used to offset reductions in deposits or to support expanded lending activities.  Funding reported net income attributable to common stockholders of $5.8 million for the first quarter of 2013, compared with a net loss of $295.5 million for the same period in 2012. The increase in 2013 was due to the balance sheet repositioning completed in the first quarter of 2012.

Funding net interest income for the first quarter of 2013 was $61.4 million, up 6.2% from $57.8 million for the same period in 2012, primarily related to the reduced costs of borrowings resulting from the balance sheet repositioning, partially offset by a reduction of interest income as a result of lower levels of mortgage backed securities.

Funding non-interest income totaled $55.7 million in the first quarter of 2013, down 59.1% from $136.2 million for the same period in 2012. The decrease was primarily due to gains on securities in the first quarter of 2012 related to the balance sheet repositioning.

Funding non-interest expense totaled $107.7 million in the first quarter of 2013, down from $664.8 million for the same period in 2012. The decrease was primarily due to the loss on termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 68.2% of TCF’s total revenue in the first quarter of 2013 and 52.1% in the first quarter of 2012.  Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-performing assets, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$815,420	$3,246	1.61%	$745,861	$2,388	1.29%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	674,860	4,794	2.84	2,087,017	19,109	3.66
U.S. Treasury securities	900	-	.07	-	-	-
Other securities	106	1	2.49	230	3	5.24
Total securities available for sale (2)	675,866	4,795	2.84	2,087,247	19,112	3.66
Loans and leases held for sale	154,766	2,604	6.82	5,872	45	3.08
Loans and leases:
Consumer real estate:
Fixed-rate	3,916,709	57,058	5.91	4,443,148	66,155	5.99
Variable-rate	2,639,717	33,082	5.08	2,401,915	30,068	5.03
Total consumer real estate	6,556,426	90,140	5.58	6,845,063	96,223	5.65
Commercial:
Fixed- and adjustable-rate	2,478,079	32,554	5.33	2,737,848	38,209	5.61
Variable-rate	867,701	7,514	3.51	719,872	7,512	4.20
Total commercial	3,345,780	40,068	4.86	3,457,720	45,721	5.32
Leasing and equipment finance	3,199,499	40,913	5.11	3,128,329	44,001	5.63
Inventory finance	1,686,364	25,605	6.16	1,145,183	18,725	6.58
Auto finance	670,096	8,642	5.23	85,562	1,583	7.44
Other	13,641	276	8.19	17,582	368	8.42
Total loans and leases (3)	15,471,806	205,644	5.38	14,679,439	206,621	5.65
Total interest-earning assets	17,117,858	216,289	5.11	17,518,419	228,166	5.24
Other assets(4)	1,126,694			1,379,289
Total assets	$18,244,552			$18,897,708
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,426,314			$1,359,781
Small business	744,168			708,416
Commercial and custodial	329,992			305,064
Total non-interest bearing deposits	2,500,474			2,373,261
Interest-bearing deposits:
Checking	2,308,263	497.09		2,214,192	902.16
Savings	6,090,427	3,369.22		5,882,730	5,436.37
Money market	815,374	630.31		662,493	610.37
Subtotal	9,214,064	4,496.20		8,759,415	6,948.32
Certificates of deposit	2,323,267	5,185.90		1,135,673	2,113.75
Total interest-bearing deposits	11,537,331	9,681.34		9,895,088	9,061.37
Total deposits	14,037,805	9,681.28		12,268,349	9,061.30
Borrowings:
Short-term borrowings	8,631	8.40		436,171	329.30
Long-term borrowings	1,927,139	6,770	1.41	3,817,165	37,966	4.00
Total borrowings	1,935,770	6,778	1.41	4,253,336	38,295	3.62
Total interest-bearing liabilities	13,473,101	16,459.49		14,148,424	47,356	1.35
Total deposits and borrowings	15,973,575	16,459.42		16,521,685	47,356	1.15
Other liabilities	390,825			577,142
Total liabilities	16,364,400			17,098,827
Total TCF Financial Corp. stockholders’ equity	1,863,393			1,785,375
Non-controlling interest in subsidiaries	16,759			13,506
Total equity	1,880,152			1,798,881
Total liabilities and equity	$18,244,552			$18,897,708
Net interest income and margin		$199,830	4.72%		$180,810	4.14%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

Net interest income, including the impact of tax equivalent adjustments, was $199.8 million for the first quarter of 2013, an increase of 10.5% from $180.8 million for the same period of 2012. The increase in net interest income in the first quarter of 2013 was primarily due to the balance sheet repositioning completed in the first quarter of 2012 and higher average loan balances in the leasing and equipment finance, inventory finance, and auto finance portfolios.  These increases were partially offset by reduced interest income due to lower average balances of consumer real estate loans as a result of loan sales in the first quarter of 2013, as well as increased commercial loan payoffs resulting in lower yields and average balances.

Net interest margin was 4.72% and 4.14% for the first quarter of 2013 and 2012, respectively. The increase in the first quarter of 2013 was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning in the first quarter of 2012.

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

The following table summarizes the composition of TCF’s provision for credit losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,				Change
(Dollars in thousands)	2013		2012		$	%
Consumer real estate	$31,957	83.3%	$36,078	74.3%	$(4,121)	(11.4	) %
Commercial	4,830	12.6	5,014	10.3	(184)	(3.7)
Leasing and equipment finance	(2,286)	(6.0)	515	1.1	(2,801)	N.M.
Inventory finance	1,625	4.2	5,191	10.7	(3,566)	(68.7)
Auto finance	2,114	5.5	1,021	2.1	1,093	107.1
Other	143.4		723	1.5	(580)	(80.2)
Total	$38,383	100.0%	$48,542	100.0%	$(10,159)	(20.9	) %

TCF provided $38.4 million and $48.5 million for credit losses in the first quarters of 2013 and 2012, respectively. The decrease from the first quarter of 2012 was primarily due to decreased net charge-offs in the consumer real estate portfolio and lower reserve balances on the leasing and equipment finance portfolio as a result of reduced loss experience.

Net loan and lease charge-offs for the first quarters of 2013 and 2012 were $41 million, or 1.06% (annualized) of average loans and leases, and $38.9 million, or 1.06% (annualized) of average loans and leases, respectively. The increase was primarily driven by higher commercial charge-offs, partially offset by a decrease in charge-offs on consumer real estate loans as customer payment performance improved.

Also see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 31.8% and 47.9% of total revenues for the first quarter of 2013 and 2012, respectively, and is an important factor in TCF’s results of operations. Total fees and other revenue were $92.7 million for the first quarter of 2013, compared with $88.7 million for the first quarter of 2012.

Fees and Service Charges  Banking and service fees decreased $2.5 million, or 6.1%, to $39.3 million for the first quarter of 2013, compared with $41.9 million for the first quarter of 2012. The decrease was primarily due to elimination of the monthly maintenance fee on deposit products through the reintroduction of free checking.

Card Revenue  During the first quarter of 2013, card revenue, primarily interchange fees, totaled $12.4 million, down from $13.2 million during the first quarter of 2012. The decrease was primarily due to lower transaction activity in the first quarter of 2013.

TCF is the 15th largest issuer of Visa® consumer debit cards and the 12th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended December 31, 2012, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not from TCF’s customers. Card revenue represented 21.7% and 21.6% of banking fee revenue for the first quarters of 2013 and 2012, respectively. Visa has significant litigation against it regarding interchange pricing, and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Gains on Sales of Auto Loans  TCF sold $179.8 million and $72 million of auto loans and recognized $7.1 million and $2.3 million in associated gains during the three months ended March 31, 2013 and March 31, 2012, respectively. The increase was primarily due to the continued growth of the auto finance business.

Gains on Sales of Consumer Real Estate Loans  During the three months ended March 31, 2013, TCF sold $279.2 million of consumer real estate loans and recognized gains of $8.1 million. There were no sales of consumer real estate loans during the three months ended March 31, 2012.

Gains on Securities, Net  There were no sales of securities during the three months ended March 31, 2013. During the three months ended March 31, 2012, TCF recognized $77 million in gains on securities related to the balance sheet repositioning.

Non-Interest Expense  Non-interest expense was $204.1 million and $748.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively, a decrease of $544.7 million, or 72.7%.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $104.2 million and $96 million for the first quarters ended March 31, 2013 and 2012, respectively.  The increase was primarily due to increased staff levels to support the growth of auto finance and an increase in employee medical expense.

FDIC Insurance  FDIC premium expense totaled $7.7 million for the first quarter of 2013, an increase of $1.3 million from $6.4 million for the first quarter of 2012, due primarily to a higher overall assessment rate.

Advertising, Marketing and Deposit Account Premiums  Advertising and marketing expenses increased to $5.7 million for the first quarter of 2013, compared with $2.6 million for the first quarter of 2012.  Deposit account premium expense decreased to $602 thousand for the first quarter of 2013, compared with $6 million for the first quarter of 2012. The increase in advertising and marketing expenses and the decrease in deposit account premiums are attributable to TCF’s shift in strategy for acquiring high quality accounts, through the reintroduction of a free checking product, versus the utilization of deposit account premiums.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $10.2 million for the first quarter of 2013, compared with $11 million for the first quarter of 2012.  The decrease was primarily the result of a decrease in the number of consumer properties owned, as sales of properties exceeded additions to real estate owned.

Loss on Termination of Debt  In connection with the balance sheet repositioning completed in March 2012, TCF restructured $3.6 billion of long-term borrowings that had a 4.3% weighted average rate, at a pre-tax loss of $550.7 million.  As part of the debt restructuring, TCF replaced $2.1 billion of 4.4% weighted average fixed rate, Federal Home Loan Bank (“FHLB”) advances with a mix of floating and fixed-rate, long- and short-term borrowings with a current weighted average rate of .5%, and terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements.  Related to these transactions, TCF sold $1.9 billion of mortgage-backed securities, and recognized a pre-tax gain of $77 million.

Income Taxes  TCF recorded an income tax expense of $17.6 million for the first quarter of 2013, or 35.6% of income before income tax expense, compared with an income tax benefit of $170.2 million, or 37.7% of loss before income tax benefit, for the comparable 2012 period.  The lower effective income tax rate for the first quarter of 2013, compared with the first quarter of 2012 was primarily due to the pretax loss in the first quarter of 2012, compared with pretax income in the first quarter of 2013.

Consolidated Financial Condition Analysis

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

	At March 31,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$4,136,823	$4,239,524	(2.4)%
Junior lien	2,281,843	2,434,977	(6.3)
Total consumer real estate	6,418,666	6,674,501	(3.8)
Commercial:
Commercial real estate	3,028,354	3,080,942	(1.7)
Commercial business	306,362	324,293	(5.5)
Total commercial	3,334,716	3,405,235	(2.1)

Leasing and equipment finance (1)	3,185,234	3,198,017	(.4)
Inventory finance	1,931,363	1,567,214	23.2
Auto finance	719,666	552,833	30.2
Other	23,701	27,924	(15.1)
Total loans and leases	$15,613,346	$15,425,724	1.2%

(1) Operating leases of $82.4 million and $82.9 million at March 31, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At March 31, 2013, 69.1% of TCF’s consumer real estate loan balance consisted of closed-end loans, compared with 68.1% at December 31, 2012.  TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.3 billion and $2.4 billion at March 31, 2013 and December 31, 2012, respectively. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate portfolio was 729 as of March 31, 2013 and December 31, 2012.  As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 725 and 727 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, 36.8% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of .5%.

TCF’s commercial lending activities focus on secured lending generally in its primary markets. At March 31, 2013 and December 31, 2012, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets.  With an emphasis on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at both March 31, 2013 and December 31, 2012.

At March 31, 2013, the leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.3 billion of loans.  The uninstalled backlog of approved transactions was $475.4 million at March 31, 2013, compared with $443.1 million at December 31, 2012.

Loans and leases for inventory finance totaled $1.9 billion at March 31, 2013, an increase of 23.2% from $1.6 billion at December 31, 2012, primarily due to the seasonal growth in inventory levels as dealers prepare for the spring and summer selling seasons in lawn and garden and other segments.

The auto finance portfolio increased during the first quarter of 2013 to $719.7 million at March 31, 2013, from $552.8 million at December 31, 2012. Auto finance loans are expected to continue growing as it expands its number of active dealers in its network by expanding its sales force. As of March 31, 2013, the auto finance network included 7,121 active dealers in 43 states, compared with 6,176 active dealers in 43 states as of December 31, 2012. Auto finance also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others to $1.5 billion as of March 31, 2013, from $1.3 billion as of December 31, 2012.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Performing classified loans and leases have well-defined weaknesses but may never become non-performing or result in a loss.

	At March 31, 2013
	Performing Loans and Leases (1)			60+ Days Delinquent and	Non-accrual Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	Accruing	Leases	and Leases
Consumer real estate	$6,073,984	$48,719	$6,122,703	$75,838	$220,125	$6,418,666
Commercial	3,044,614	180,691	3,225,305	906	108,505	3,334,716
Leasing and equipment finance	3,157,684	13,269	3,170,953	2,586	11,695	3,185,234
Inventory finance	1,918,872	10,855	1,929,727	156	1,480	1,931,363
Auto finance	717,995	943	718,938	622	106	719,666
Other	22,214	10	22,224	-	1,477	23,701
Total loans and leases	$14,935,363	$254,487	$15,189,850	$80,108	$343,388	$15,613,346
Percent of total loans and leases	95.7%	1.6%	97.3%	.5%	2.2%	100.0%

	At December 31, 2012
	Performing Loans and Leases (1)			60+ Days Delinquent and	Non-accrual Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	Accruing	Leases	and Leases
Consumer real estate	$6,297,180	$53,260	$6,350,440	$89,161	$234,900	$6,674,501
Commercial	3,050,979	223,880	3,274,859	2,630	127,746	3,405,235
Leasing and equipment finance	3,166,126	14,789	3,180,915	3,450	13,652	3,198,017
Inventory finance	1,554,916	10,692	1,565,608	119	1,487	1,567,214
Auto finance	551,282	818	552,100	632	101	552,833
Other	26,320	2	26,322	31	1,571	27,924
Total loans and leases	$14,646,803	$303,441	$14,950,244	$96,023	$379,457	$15,425,724
Percent of total loans and leases	94.9%	2.0%	96.9%	.6%	2.5%	100.0%

(1) Includes all loans and leases that are not 60+ days delinquent or on non-accrual status.

(2) Excludes classified loans and leases that are 60+ days delinquent. Classified loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may not become non-performing or result in a loss.

The combined balance of performing classified loans and leases, over 60-day delinquent and accruing loans and leases, and non-accrual loans and leases, was $678 million at March 31, 2013, a decrease of $100.9 million from December 31, 2012. This was primarily due to decreases in commercial classified loans, consumer real estate and commercial non-accrual loans and consumer real estate loans over 60-days delinquent and accruing as a result of improved credit quality in those portfolios.

Performing Loans and Leases  The following table provides a summary of performing loans and leases by portfolio and regulatory classification.

	March 31, 2013
	Non-classified		Classified (1)
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,011,983	$62,001	$48,719	$-	$6,122,703
Commercial	2,892,673	151,941	180,691	-	3,225,305
Leasing and equipment finance	3,142,071	15,613	13,211	58	3,170,953
Inventory finance	1,836,474	82,398	10,855	-	1,929,727
Auto finance	717,995	-	943	-	718,938
Other	22,180	34	10	-	22,224
Total loans and leases	$14,623,376	$311,987	$254,429	$58	$15,189,850

	December 31, 2012
	Non-classified		Classified (1)
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,232,153	$65,027	$53,260	$-	$6,350,440
Commercial	2,890,420	160,559	223,880	-	3,274,859
Leasing and equipment finance	3,150,510	15,616	14,719	70	3,180,915
Inventory finance	1,495,156	59,760	10,692	-	1,565,608
Auto finance	551,282	-	818	-	552,100
Other	26,290	30	2	-	26,322
Total loans and leases	$14,345,811	$300,992	$303,371	$70	$14,950,244

(1) Excludes classified loans and leases that are 60+ days delinquent and accruing.

Past Due Loans and Leases  The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Principal balances:
60-89 days	$29,148	$38,227
90 days or more	50,960	57,796
Total	$80,108	$96,023

Percentage of loans and leases:
60-89 days	.19%	.26%
90 days or more	.33	.38
Total	.52%	.64%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases.

	At March 31, 2013		At December 31, 2012
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$66,164	1.67%	$76,020	1.88%
Junior lien	9,674.43		13,141.55
Total consumer real estate	75,838	1.22	89,161	1.38
Commercial real estate	906.03		2,259.08
Commercial business	-	-	371.12
Total commercial	906.03		2,630.08
Leasing and equipment finance	2,067.07		2,568.08
Inventory finance	156.01		119.01
Auto finance	563.08		532.10
Other	-	-	31.12
Subtotal (1)	79,530.53		95,041.64
Delinquencies in acquired portfolios (2)	578.37		982.58
Total	$80,108.52%		$96,023.64%

(1)    Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)    Remaining balances of acquired loans and leases were $155.7 million and $170.7 million at March 31, 2013 and December 31, 2012, respectively.

Loan Modifications  The following table summarizes TCF’s accruing TDR loans.

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Accruing TDR loans:
Consumer real estate	$507,402	$478,262
Commercial	131,351	144,508
Leasing and equipment finance	989	1,050
Other	45	38
Total accruing TDR loans	$639,787	$623,858
Over 60-day delinquency as a percentage of total accruing TDR loans	4.16%	4.34%

TCF modifies loans through forgiveness or reductions in interest rates, extension of payment dates, or term extensions with reduction of contractual payments (but generally not a reduction of principal).

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

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as TDR loans as a result of the removal of the borrower’s personal liability on the loan. Although loans classified as TDR loans are considered impaired, TCF received more than 49% of the contractual interest due on accruing consumer real estate TDR loans during the three months ended March 31, 2013, by modifying the loan to a qualified customer instead of foreclosing on the property. At March 31, 2013, 5.2% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 5.7% at December 31, 2012. Approximately 1.5% of the $160.2 million accruing consumer real estate TDR loans modified within the 15 months preceding March 31, 2013, defaulted during the first three months of 2013.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At March 31, 2013, 64.3% of total commercial TDR loans were accruing and TCF recognized 92% of the original contractual interest due on accruing commercial TDR loans during the three months ended March 31, 2013. At March 31, 2013, all accruing commercial TDR loans were current and performing. None of the $152.1 million accruing commercial TDR loans modified within the 15 months preceding March 31, 2013, defaulted during the first three months of 2013.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial TDR loans were $1.5 million, or 1.1% of the outstanding balance, at March 31, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes. When utilizing a multiple note structure as a workout alternative for certain commercial loans, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. This note may be removed from TDR loan classification in the calendar years after modification, if the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. A second note is charged-off. This second note is a separate and distinct legal contract and, for accounting purposes, still outstanding with the borrower, and should the borrower’s financial position improve, may become recoverable. At March 31, 2013, five TDR loans with a combined total contractual balance of $29.8 million and a remaining book balance of $15.9 million are included in the above table.

For additional information regarding TCF’s loan modifications refer to Note 5 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Consumer real estate:
First mortgage lien	$186,218	$199,631
Junior lien	33,907	35,269
Total consumer real estate	220,125	234,900
Commercial real estate	100,311	118,300
Commercial business	8,194	9,446
Total commercial	108,505	127,746
Leasing and equipment finance	11,695	13,652
Inventory finance	1,480	1,487
Auto finance	106	101
Other	1,477	1,571
Total non-accrual loans and leases	$343,388	$379,457
Other real estate owned	71,763	96,978
Total non-accrual loans and leases and other real estate owned	$415,151	$476,435

Non-accrual loans and leases to total loans and leases	2.20%	2.46%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	2.65	3.07
Allowance for loan and lease losses to non-accrual loan and leases	76.76	70.40

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Consumer real estate	$167,178	$173,587
Commercial	73,010	92,311
Leasing and equipment finance	2,780	2,794
Auto finance	106	101
Other	7	-
Total non-accrual TDR loans	$243,081	$268,793

Non-accrual loans and leases at March 31, 2013, decreased $36.1 million, or 9.5%, from December 31, 2012. The decrease was primarily due to improved credit quality in the commercial and consumer real estate portfolios resulting in fewer loans entering non-accrual status. At March 31, 2013 and December 31, 2012, non-accrual loans and leases included $243.1 million and $268.8 million, respectively, of loans that were modified and categorized as TDR loans.

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

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2013, are summarized in the following table.

	At or for the Three Months Ended March 31, 2013
			Leasing and
	Consumer		Equipment	Inventory	Auto
(Dollars in thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457
Additions	49,498	3,018	2,491	1,675	23	7	56,712
Charge-offs	(13,649)	(8,198)	(1,583)	(290)	(6)	(47)	(23,773)
Transfers to other assets	(18,438)	(1,280)	(302)	(143)	-	76	(20,087)
Return to accrual status	(27,142)	(5,996)	(483)	(1,071)	-	-	(34,692)
Payments received	(4,896)	(7,879)	(2,079)	(404)	(18)	(123)	(15,399)
Other, net	(148)	1,094	(1)	226	6	(7)	1,170
Balance, end of period	$220,125	$108,505	$11,695	$1,480	$106	$1,477	$343,388

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

The Company considers the allowance for loan and lease losses of $263.6 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2013. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, the following table includes detailed information regarding TCF’s allowance for loan and lease losses.

	At March 31, 2013		At December 31, 2012
		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$120,737	2.92%	$119,957	2.83%
Junior lien	61,950	2.71	62,056	2.55
Consumer real estate	182,687	2.85	182,013	2.73
Commercial real estate	44,746	1.48	47,821	1.55
Commercial business	3,810	1.24	3,754	1.16
Total commercial	48,556	1.46	51,575	1.51
Leasing and equipment finance	17,541.55		21,037.66
Inventory finance	8,788.46		7,569.48
Auto finance	5,390.75		4,136.75
Other	634	2.67	798	2.86
Total allowance for loan and lease losses	$263,596	1.69	$267,128	1.73
Other credit loss reserves:
Reserves for unfunded commitments	1,559	N.A.	2,456	N.A.
Total credit loss reserves	$265,155	1.70%	$269,584	1.75%

N.A. Not Applicable.

At March 31, 2013, the allowance as a percent of total loans and leases decreased to 1.69% compared with 1.73% at December 31, 2012. The decrease in allowance for loan and lease losses was primarily driven by lower reserve balances on the leasing and equipment finance portfolios as a result of reduced loss experience and charge-offs on commercial loans that had been specifically reserved.

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned assets are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2013	2012
Other real estate owned: (1)
Residential real estate	$46,404	$69,599
Commercial real estate	25,359	27,379
Total other real estate owned	71,763	96,978
Repossessed and returned assets	2,478	3,510
Total other real estate owned and repossessed and returned assets	$74,241	$100,488

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. TCF owned consumer real estate properties decreased by 194 from December 31, 2012 to 224 as of March 31, 2013.  This change was comprised of quarterly sales of 410 properties (including a portfolio sale of 184 consumer properties) offset by the addition of 216 properties.  The average length of time to sell consumer real estate properties during the first quarter of 2013 was approximately 6 months from the date the properties were listed for sale. The consumer real estate portfolio is secured by a total of 79,216 properties of which 427, or .54%, were owned or foreclosed properties subject to redemption and included within other real estate owned as of March 31, 2013. This compares with 82,041 properties of which 639, or .78%, were owned or in the process of foreclosure and included within other real estate owned as of December 31, 2012.

The changes in the amount of other real estate owned for the three months ended March 31, 2013, are summarized in the following table.

	At or For the Three Months Ended March 31, 2013
(Dollars in thousands)	Consumer	Commercial	Total
Balance, beginning of period	$69,599	$27,379	$96,978
Transferred in, net of charge-offs	19,575	1,280	20,855
Sales	(40,030)	(426)	(40,456)
Write-downs	(2,440)	(2,854)	(5,294)
Other, net	(300)	(20)	(320)
Balance, end of period	$46,404	$25,359	$71,763

Deposits  Deposits totaled $14.3 billion at March 31, 2013, an increase of $249.3 million, or 1.8%, from December 31, 2012. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.  These deposits totaled $12 billion at March 31, 2013, up $245 million from December 31, 2012, and comprised 83.9% of total deposits at March 31, 2013, compared with 83.7% of total deposits at December 31, 2012. The average balance of these deposits for the first quarter of 2013 was $11.7 billion, an increase of $581.9 million over the $11.1 billion average balance for the first quarter of 2012.

Certificates of deposit totaled $2.3 billion at both March 31, 2013 and December 31, 2012. Non-interest bearing deposits represented 18.6% of total deposits at March 31, 2013, compared with 17.7% at December 31, 2012. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .26% at March 31, 2013, compared with .33% at December 31, 2012.

Borrowings and Liquidity  At both March 31, 2013 and December 31, 2012, borrowings totaled $1.9 billion. The weighted-average rate on borrowings was 1.4% at March 31, 2013, compared with 1.42% at December 31, 2012. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At March 31, 2013, TCF had $2.5 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

At March 31, 2013, TCF, through its subsidiary TCF Commercial Finance Canada, Inc., had $19.7 million (USD) available under a Canadian dollar-denominated line of credit facility. Advances under this credit facility are fully collateralized by cash deposited with the counterparty, and TCF Commercial Finance Canada, Inc. could draw $14.7 million on the unused credit line without additional collateral being pledged.

At March 31, 2013, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.5 billion, an increase of $409 million from the first quarter of 2012 and an increase of $133 million from December 31, 2012.

See Note 7 of Notes to Consolidated Financial Statements for additional information regarding TCF’s long-term borrowings.

Capital Resources

Preferred Stock  At March 31, 2013, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At March 31, 2013, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at March 31, 2013, was $1.9 billion, or 10.27% of total assets, compared with $1.9 billion, or 10.30% of total assets, at December 31, 2012. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended March 31, 2013 and March 31, 2012. TCF’s dividend payout ratio was 32% for the quarter ended March 31, 2013. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2013, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible realized common equity at March 31, 2013, was $1.4 billion, or 7.55% of total tangible assets, compared with $1.4 billion, or 7.52% of total tangible assets, at December 31, 2012.  Tangible realized common equity is a non-GAAP financial measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as Tangible Realized Common Equity to Tangible Assets and the Tier 1 Common Capital Ratio.  These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible realized common equity and tangible assets to the GAAP measures of total equity and total assets.

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Computation of tangible realized common equity to tangible assets:
Total equity	$1,900,159	$1,876,643
Less: Non-controlling interest in subsidiaries	20,933	13,270
Total TCF Financial Corporation stockholders’ equity	1,879,226	1,863,373
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	7,860	8,674
Accumulated other comprehensive income	3,536	12,443
Tangible realized common equity	$1,378,950	$1,353,376

Total assets	$18,504,026	$18,225,917
Less:
Goodwill	225,640	225,640
Other intangibles	7,860	8,674
Tangible assets	$18,270,526	$17,991,603
Tangible realized common equity to tangible assets	7.55%	7.52%

At March 31, 2013 and December 31, 2012, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 8 of Notes to Consolidated Financial Statements.

The following table is a reconciliation of Tier 1 risk-based capital to Tier 1 common capital.

	At
	March 31,	December 31,
(Dollars in thousands)	2013	2012
Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,666,630	$1,633,336
Total risk-weighted assets	14,964,703	14,733,203
Total Tier 1 risk-based capital ratio	11.14%	11.09%

Tier 1 common capital ratio:
Total Tier 1 capital	$1,666,630	$1,633,336
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	20,933	13,270
Total Tier 1 common capital	$1,382,457	$1,356,826
Total risk-weighted assets	$14,964,703	$14,733,203
Total Tier 1 common capital ratio	9.24%	9.21%

Total Tier 1 capital at March 31, 2013, was $1.7 billion, or 11.14% of risk-weighted assets, compared with $1.6 billion, or 11.09% of risk-weighted assets at December 31, 2012.

TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Adequacy Plan and Dividend Policy (the “Policies”). The Policies are intended to ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Recent Accounting Pronouncements

On March 4, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

On February 28, 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date, which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The ASU requires retrospective application to all prior periods presented for obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this ASU will be required for TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

Legislative and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Bank Secrecy Act Consent Order  On January 25, 2013, TCF entered into a settlement agreement with the Office of the Comptroller of the Currency (“OCC”) related to the review of TCF’s past Bank Secrecy Act of 1970 (“Bank Secrecy Act”) compliance. Pursuant to this agreement, TCF paid a $10 million civil money penalty.

Federal Reserve Notice of Proposed Rulemaking  On August 30, 2012, the Board of Governors of the Federal Reserve System published in the federal register three related notices of proposed rulemaking (the “Proposed Rules”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Proposed Rules would establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses) and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital. In addition, the Proposed Rules contemplate the deduction of more assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or non-accrual loans. The Proposed Rules provide for various phase-in periods over the next several years.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q.  These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk

Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions or the success of TCF’s reintroduction of free checking, which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Supermarket Branching Risk; Growth Risks.  Adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches, including SUPERVALU’s sale of several of its supermarket chains, including Jewel-Osco®, in which TCF has 156 branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF’s balance sheet through programs or new opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations depend to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its more significant market risks. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2013, net interest income is estimated to increase by 4.7%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1.6 billion, or 8.8% of total assets, at March 31, 2013, compared with a positive $903.9 million, or 5% of total assets, at December 31, 2012. The change in the gap from year-end is primarily due to growth of variable rate assets, funded by growth in deposits with an estimated average life of greater than one year.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $4.5 billion of fixed rate consumer real estate loans and fixed-rate mortgage-backed securities at March 31, 2013, by approximately $72 million, or 17.5%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2013, by approximately $85 million, or 20.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the SEC, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions being brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.  TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF Bank is currently subject to a Consent Order, dated July 20, 2010, with the OCC relating to identified instances of non-compliance with the Bank Secrecy Act of 1970 (“Bank Secrecy Act”) that constituted a program violation. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to TCF’s past compliance with the Bank Secrecy Act and paid a $10 million civil money penalty.  TCF Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Consent Order in a timely fashion.

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. TCF’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2013.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
January 1 to January 31, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	11,590	$12.39	N.A.	N.A.
February 1 to February 28, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
March 1 to March 31, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	11,590	$12.39	N.A.	N.A.

N.A. Not Applicable.

(1)

The current share repurchase authorization was approved by the Board of Directors on April 14, 2007, and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. TCF has not repurchased shares since October 2007. Future repurchases will be based upon capital levels, growth expectations and market opportunities and may be subject to regulatory approval. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. This authorization does not have an expiration date.

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

/s/ Michael S. Jones
Michael S. Jones, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: May 3, 2013

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
10(e)

Employment Agreement between William A. Cooper and TCF Financial Corporation, entered into on February 19, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed February 25, 2013]

10(e)-1

Employment Agreement between Craig R. Dahl and TCF Financial Corporation, entered into on February 19, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed February 25, 2013]

10(e)-2

Employment Agreement between Thomas F. Jasper and TCF Financial Corporation, entered into on February 19, 2013 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed February 25, 2013]

10(k)

Form of 2013 Management Incentive Plan – Executive, as executed by certain executives of TCF Financial Corporation [incorporated by reference to Exhibit 10.1 of TCF Financial Corporation’s Current Report on Form 8-K filed March 12, 2013]

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Financial Condition, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

# Filed herewith