Form 10-Q
period 2013-06-30
TCF FINANCIAL CORP
filed 2013-07-30
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2013
Common Stock, $.01 par value	164,503,422 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At June 30,	At December 31,
(Dollars in thousands, except per-share data)	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$1,132,436	$1,100,347
Investments	118,918	120,867
Securities available for sale	620,260	712,091
Loans and leases held for sale	104,933	10,289
Loans and leases:
Consumer real estate	6,356,426	6,674,501
Commercial	3,350,334	3,405,235
Leasing and equipment finance	3,251,703	3,198,017
Inventory finance	1,713,528	1,567,214
Auto finance	882,202	552,833
Other	25,099	27,924
Total loans and leases	15,579,292	15,425,724
Allowance for loan and lease losses	(265,599)	(267,128)
Net loans and leases	15,313,693	15,158,596
Premises and equipment, net	439,048	440,466
Goodwill	225,640	225,640
Other assets	444,679	457,621
Total assets	$18,399,607	$18,225,917

Liabilities and Equity

Deposits:
Checking	$4,931,189	$4,834,632
Savings	6,101,642	6,104,104
Money market	810,249	820,553
Certificates of deposit	2,442,504	2,291,497
Total deposits	14,285,584	14,050,786
Short-term borrowings	3,030	2,619
Long-term borrowings	1,787,728	1,931,196
Total borrowings	1,790,758	1,933,815
Accrued expenses and other liabilities	417,084	364,673
Total liabilities	16,493,426	16,349,274
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 164,453,669 and 163,428,763 shares issued, respectively	1,645	1,634
Additional paid-in capital	763,349	750,040
Retained earnings, subject to certain restrictions	920,894	877,445
Accumulated other comprehensive (loss) income	(18,333)	12,443
Treasury stock at cost, 42,566 shares, and other	(41,276)	(41,429)
Total TCF Financial Corporation stockholders’ equity	1,889,519	1,863,373
Non-controlling interest in subsidiaries	16,662	13,270
Total equity	1,906,181	1,876,643
Total liabilities and equity	$18,399,607	$18,225,917

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2013	2012	2013	2012
Interest income:
Loans and leases	$206,675	$208,766	$411,580	$414,750
Securities available for sale	4,637	5,816	9,432	24,928
Investments and other	6,296	3,633	12,146	6,066
Total interest income	217,608	218,215	433,158	445,744
Interest expense:
Deposits	8,851	10,197	18,532	19,258
Borrowings	6,713	9,794	13,491	48,089
Total interest expense	15,564	19,991	32,023	67,347
Net interest income	202,044	198,224	401,135	378,397
Provision for credit losses	32,591	54,106	70,974	102,648
Net interest income after provision for credit losses	169,453	144,118	330,161	275,749
Non-interest income:
Fees and service charges	41,572	48,090	80,895	89,946
Card revenue	13,270	13,530	25,687	26,737
ATM revenue	5,828	6,276	11,333	12,475
Subtotal	60,670	67,896	117,915	129,158
Leasing and equipment finance	22,874	23,207	39,334	46,074
Gains on sales of auto loans	8,135	5,496	15,281	7,746
Gain on sales of consumer real estate loans	4,069	-	12,195	-
Other	4,035	3,168	7,761	5,523
Fees and other revenue	99,783	99,767	192,486	188,501
Gains on securities, net	-	13,116	-	89,727
Total non-interest income	99,783	112,883	192,486	278,228
Non-interest expense:
Compensation and employee benefits	105,537	97,787	209,766	193,754
Occupancy and equipment	33,062	32,731	65,937	64,977
FDIC insurance	8,362	8,469	16,072	14,855
Operating lease depreciation	6,150	6,417	11,785	13,148
Advertising and marketing	5,532	5,404	11,264	8,021
Deposit account premiums	600	1,690	1,202	7,661
Other	41,946	36,956	79,885	74,252
Subtotal	201,189	189,454	395,911	376,668
Loss on termination of debt	-	-	-	550,735
Foreclosed real estate and repossessed assets, net	7,555	12,059	17,722	23,106
Other credit costs, net	(228)	1,476	(1,065)	1,188
Total non-interest expense	208,516	202,989	412,568	951,697
Income (loss) before income tax expense (benefit)	60,720	54,012	110,079	(397,720)
Income tax expense (benefit)	19,444	20,542	37,003	(149,702)
Income (loss) after income tax expense (benefit)	41,276	33,470	73,076	(248,018)
Income attributable to non-controlling interest	2,372	1,939	4,198	3,345
Net income (loss) attributable to TCF Financial Corporation	38,904	31,531	68,878	(251,363)
Preferred stock dividends	4,847	-	9,371	-
Net income (loss) available to common stockholders	$34,057	$31,531	$59,507	$(251,363)
Net income (loss) per common share:
Basic	$.21	$.20	$.37	$(1.58)
Diluted	$.21	$.20	$.37	$(1.58)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss) attributable to TCF Financial Corporation	$38,904	$31,531	$68,878	$(251,363)
Other comprehensive income (loss):
Reclassification adjustment for securities gains included in net income (loss) attributable to TCF Financial Corporation	-	-	-	(76,967)
Unrealized holding (losses) gains arising during the period on securities available for sale	(34,420)	19,868	(48,249)	12,100
Foreign currency hedge	874	268	1,411	(136)
Foreign currency translation adjustment	(973)	(324)	(1,595)	61
Recognized postretirement prior service cost
and transition obligation	(12)	(7)	(24)	(14)
Income tax benefit (expense)	12,662	(7,375)	17,681	23,833
Total other comprehensive (loss) income	(21,869)	12,430	(30,776)	(41,123)
Comprehensive income (loss)	$17,035	$43,961	$38,102	$(292,486)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2011	-	160,366,380	$-	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Net loss attributable to TCF Financial Corporation	-	-	-	-	-	(251,363)	-	-	(251,363)	3,345	(248,018)
Other comprehensive loss	-	-	-	-	-	-	(41,123)	-	(41,123)	-	(41,123)
Public offering of preferred stock	6,900	-	166,721	-	-	-	-	-	166,721	-	166,721
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	-	1,098	1,098
Dividends on common stock	-	-	-	-	-	(15,905)	-	-	(15,905)	-	(15,905)
Grants of restricted stock	-	1,654,525	-	17	(17)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	960,076	-	9	10,632	-	-	-	10,641	-	10,641
Cancellation of shares of restricted stock	-	(31,432)	-	-	(72)	5	-	-	(67)	-	(67)
Cancellation of common shares for tax withholding	-	(158,894)	-	(2)	(1,707)	-	-	-	(1,709)	-	(1,709)
Amortization of stock compensation	-	-	-	-	5,862	-	-	-	5,862	-	5,862
Stock compensation tax expense	-	-	-	-	(219)	-	-	-	(219)	-	(219)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	8,711	-	-	(8,711)	-	-	-
Balance, June 30, 2012	6,900	162,790,655	$166,721	$1,628	$738,437	$860,560	$15,703	$(42,078)	$1,740,971	$14,937	$1,755,908

Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	-	-	-	-	-	68,878	-	-	68,878	4,198	73,076
Other comprehensive loss	-	-	-	-	-	-	(30,776)	-	(30,776)	-	(30,776)
Net distribution to non-controlling interest	-	-	-	-	-	-	-	-	-	(806)	(806)
Dividends on preferred stock	-	-	-	-	-	(9,371)	-	-	(9,371)	-	(9,371)
Dividends on common stock	-	-	-	-	-	(16,083)	-	-	(16,083)	-	(16,083)
Grants of restricted stock	-	458,277	-	5	(5)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	729,368	-	7	10,196	-	-	-	10,203	-	10,203
Cancellation of shares of restricted stock	-	(104,223)	-	-	(256)	25	-	-	(231)	-	(231)
Cancellation of common shares for tax withholding	-	(58,516)	-	(1)	(838)	-	-	-	(839)	-	(839)
Amortization of stock compensation	-	-	-	-	4,860	-	-	-	4,860	-	4,860
Stock compensation tax expense	-	-	-	-	(495)	-	-	-	(495)	-	(495)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	(153)	-	-	153	-	-	-
Balance, June 30, 2013	4,006,900	164,453,669	$263,240	$1,645	$763,349	$920,894	$(18,333)	$(41,276)	$1,889,519	$16,662	$1,906,181

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss) attributable to TCF Financial Corporation	$68,878	$(251,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	70,974	102,648
Depreciation and amortization	54,983	38,425
Proceeds from sales of loans and leases held for sale	112,671	47,164
Originations of loans held for sale, net of repayments	(138,163)	(55,278)
Net increase (decrease) in other assets and accrued expenses and other liabilities	69,911	(91,310)
Gains on sales of assets, net	(29,155)	(100,656)
Loss on termination of debt	-	550,735
Net income attributable to non-controlling interest	4,198	3,345
Other, net	7,559	11,488
Total adjustments	152,978	506,561
Net cash provided by operating activities	221,856	255,198
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(641,671)	(995,598)
Purchases of equipment for lease financing	(430,463)	(467,809)
Purchase of inventory finance loans	(9,658)	(37,527)
Proceeds from sales of loans	685,793	172,090
Proceeds from sales of lease receivables	25,039	52,085
Proceeds from sales of securities available for sale	-	1,901,460
Proceeds from sales of other securities	-	13,116
Purchases of securities available for sale	(15,998)	(455,336)
Proceeds from maturities of and principal collected on securities available for sale	59,305	132,471
Purchases of Federal Home Loan Bank stock	(5,785)	(141,509)
Redemption of Federal Home Loan Bank stock	8,908	181,561
Proceeds from sales of real estate owned	59,902	57,412
Purchases of premises and equipment	(17,377)	(26,928)
Other, net	14,147	11,638
Net cash (used in) provided by investing activities	(267,858)	397,126
Cash flows from financing activities:
Net increase in deposits	234,798	1,487,306
Net increase in short-term borrowings	411	957
Proceeds from long-term borrowings	171,600	1,169,294
Payments on long-term borrowings	(241,146)	(3,996,664)
Net proceeds from public offerings of preferred stock	-	166,721
Redemption of trust preferred securities	(71,020)	-
Net (distributions to) investment by non-controlling interest	(806)	1,098
Dividends paid on preferred stock	(9,371)	-
Dividends paid on common stock	(16,083)	(15,905)
Stock compensation tax expense	(495)	(219)
Common shares sold to TCF employee benefit plans	10,203	10,641
Net cash provided by (used in) financing activities	78,091	(1,176,771)
Net increase (decrease) in cash and due from banks	32,089	(524,447)
Cash and due from banks at beginning of period	1,100,347	1,389,704
Cash and due from banks at end of period	$1,132,436	$865,257

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$32,118	$72,183
Income taxes, net	$(32,322)	$14,579
Transfer of loans to other assets	$56,215	$80,574

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2012, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks. Any policies in effect at December 31, 2012 remain unchanged and will be followed similarly as in previous periods, with the exception of the Company’s non-accrual policy which was amended during the second quarter of 2013, as noted below.

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

Significant Accounting Policy Update

In the second quarter of 2013, TCF enhanced its monitoring of credit performance within the consumer real estate junior lien portfolio by utilizing recently obtained, more reliable credit data regarding third-party consumer real estate first mortgage lien loans. Accordingly, the non-accrual policy was updated to align the timing of placing junior lien loans on non-accrual status to more closely coincide with the timing of the identification of credit issues related to the third-party consumer real estate first mortgage lien loans. Junior lien loans are now placed on non-accrual status when TCF has evidence the related third-party first mortgage lien is 120 days or more past due or foreclosure action has been initiated and the junior lien loan is 30 or more days past due.

(2) Cash and Due from Banks

At June 30, 2013 and December 31, 2012, TCF Bank was required by Federal Reserve regulations to maintain reserves of $87.4 million and $79.7 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $43.9 million and $28.8 million was included within cash and due from banks at June 30, 2013 and December 31, 2012, respectively.

(3)  Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$648,011	$2,119	$32,572	$617,558	$691,570	$21,693	$3,209	$710,054
Other	104	-	-	104	127	-	-	127
Other securities	1,642	1,022	66	2,598	1,642	268	-	1,910
Total	$649,757	$3,141	$32,638	$620,260	$693,339	$21,961	$3,209	$712,091
Weighted-average yield	2.69%				2.70%

There were no sales of securities available for sale during the first six months of 2013. Gross realized gains on sales of securities available for sale of $77 million were recognized during the first six months of 2012.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

TCF held no securities available for sale at December 31, 2012 that were in a net unrealized loss position. The following table shows the gross unrealized losses and fair value of securities available for sale that were in net unrealized loss positions at June 30, 2013, aggregated by investment category and length of time the securities were in a net loss position.

	At June 30, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$544,305	$32,572	$-	$-	$544,305	$32,572
Total	$544,305	$32,572	$-	$-	$544,305	$32,572

	At June 30, 2013
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due in 1-5 years	127	130
Due in 5-10 years	48	49
Due after 10 years	647,940	617,483
No stated maturity	1,642	2,598
Total	$649,757	$620,260

(4)  Loans and Leases

	At June 30,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$3,982,481	$4,239,524	(6.1	) %
Junior lien	2,373,945	2,434,977	(2.5)
Total consumer real estate	6,356,426	6,674,501	(4.8)
Commercial:
Commercial real estate:
Permanent	2,852,875	2,934,849	(2.8)
Construction and development	180,366	146,093	23.5
Total commercial real estate	3,033,241	3,080,942	(1.5)
Commercial business	317,093	324,293	(2.2)
Total commercial	3,350,334	3,405,235	(1.6)
Leasing and equipment finance: (1)
Equipment finance loans	1,397,489	1,306,423	7.0
Lease financings:
Direct financing leases	1,838,272	1,905,532	(3.5)
Sales-type leases	34,177	24,371	40.2
Lease residuals	116,447	103,207	12.8
Unearned income and deferred lease costs	(134,682)	(141,516)	4.8
Total lease financings	1,854,214	1,891,594	(2.0)
Total leasing and equipment finance	3,251,703	3,198,017	1.7
Inventory finance	1,713,528	1,567,214	9.3
Auto finance	882,202	552,833	59.6
Other	25,099	27,924	(10.1)
Total loans and leases	$15,579,292	$15,425,724	1.0%

(1) Operating leases of $71.5 million and $82.9 million at June 30, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At June 30, 2013, the consumer real estate junior lien portfolio was comprised of $2.1 billion of home equity lines of credit (“HELOCs”) and $303 million of amortizing junior lien mortgage loans. At June 30, 2013, $1.3 billion of the HELOCs were interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years. At June 30, 2013, $796.9 million had a 10-year interest-only draw period and a 20-year amortization repayment period and all are within the 10-year initial draw period, and as such, none of the HELOCs have converted to amortizing loans.

From time to time, TCF sells leasing and equipment financing loans and minimum lease payments to third-party financial institutions at fixed rates. For those transactions which achieve sale treatment, the related loan and lease cash flow stream is derecognized. During the three months ended June 30, 2013 and 2012, TCF sold $22.9 million and $23.9 million, respectively, of loans and minimum lease payment receivables, received cash of $23.6 million and $24 million respectively, and recognized net gains of $148 thousand and a net loss of $419 thousand, respectively. Related to these sales, TCF had servicing liabilities of $529 thousand and $457 thousand for the three months ended June 30, 2013, and 2012, respectively. During the six months ended June 30, 2013 and 2012, TCF sold $34 million and $56.6 million, respectively, of loans and minimum lease payment receivables, received cash of $34.8 million and $57.5 million, respectively, and recognized net gains of $46 thousand and $389 thousand, respectively. Related to these sales, TCF had servicing liabilities of $768 thousand and $457 thousand for the six months ended June 30, 2013, and 2012, respectively. At June 30, 2013 and 2012, TCF had servicing liabilities related to leasing and equipment financing of $1.6 million and $442 thousand, respectively. At June 30, 2013 and December 31, 2012, TCF had lease residuals related to all historical sales of minimum lease payments receivable of $16.4 million included in loans and leases and $14.8 million included in other assets, respectively.

During the three months ended June 30, 2013 and 2012, TCF sold $196.9 million and $144.1 million, respectively, of consumer auto loans with servicing retained and received cash of $191.9 million and $141.1 million, respectively, resulting in gains of $8.1 million and $5.5 million, respectively. Related to these sales, TCF retained interest-only strips of $14.9 million and $10.1 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, TCF sold $376.7 million and $216.1 million, respectively, of consumer auto loans with servicing retained and received cash of $366.8 million and $211.3 million, respectively, resulting in gains of $15.3 million and $7.7 million, respectively. Related to these sales, TCF retained interest-only strips of $28.5 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $61.8 million and $2 million, respectively. At December 31, 2012, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $46.7 million and $3.6 million, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $1.8 billion and $1.3 billion at June 30, 2013 and December 31, 2012, respectively.

During the three months ended June 30, 2013, TCF sold $139.2 million of consumer real estate loans, with limited representations, indemnifications and limited credit guarantees and received cash of $142.5 million, while recognizing a net gain of $4.1 million. Related to the sale of these loans, TCF retained interest-only strips of $2 million. During the six months ended June 30, 2013, TCF sold $418.4 million of consumer real estate loans, with limited representations, indemnifications and limited credit guarantees and received cash of $421.8 million, while recognizing a net gain of $12.2 million. Related to the sale of these loans, TCF retained interest-only strips of $11.6 million. There were no consumer real estate loan sales during the six months ended June 30, 2012. At June 30, 2013, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $11.6 million and $563 thousand, respectively. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $6.9 billion and $6.7 billion at June 30, 2013 and December 31, 2012, respectively.

TCF’s agreements to sell consumer real estate and auto loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the six months ended June 30, 2013 and 2012, losses related to repurchases pursuant to such representations and warranties were immaterial as the majority of representations and warranties relate to auto finance where TCF typically has contractual agreements with automobile dealerships to provide reimbursement in the event of an unremedied breach.

(5) Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2013
Balance, at beginning of quarter	$182,687	$48,556	$17,541	$8,788	$5,390	$634	$263,596
Charge-offs	(25,828)	(3,359)	(1,225)	(112)	(933)	(2,151)	(33,608)
Recoveries	2,102	910	981	126	168	1,627	5,914
Net charge-offs	(23,726)	(2,449)	(244)	14	(765)	(524)	(27,694)
Provision for credit losses	24,393	3,965	678	(535)	3,405	685	32,591
Other	(2,302)	-	-	(70)	(521)	(1)	(2,894)
Balance, at end of quarter	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599

At or For the Three Months Ended June 30, 2012
Balance, at beginning of quarter	$183,825	$50,444	$21,537	$7,556	$1,019	$912	$265,293
Charge-offs	(35,980)	(8,693)	(2,667)	(283)	(82)	(2,128)	(49,833)
Recoveries	1,124	238	1,494	58	1	2,059	4,974
Net charge-offs	(34,856)	(8,455)	(1,173)	(225)	(81)	(69)	(44,859)
Provision for credit losses	39,118	8,710	5,086	(223)	1,356	59	54,106
Other	-	-	-	(36)	(343)	-	(379)
Balance, at end of quarter	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2013
Balance, at beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(58,708)	(11,610)	(3,288)	(529)	(1,873)	(4,296)	(80,304)
Recoveries	4,535	1,312	1,834	188	272	3,465	11,606
Net charge-offs	(54,173)	(10,298)	(1,454)	(341)	(1,601)	(831)	(68,698)
Provision for credit losses	56,350	8,795	(1,608)	1,090	5,519	828	70,974
Other	(3,138)	-	-	(121)	(545)	(1)	(3,805)
Balance, at end of period	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599

At or For the Six Months Ended June 30, 2012
Balance, at beginning of period	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(73,142)	(10,343)	(4,443)	(953)	(84)	(5,544)	(94,509)
Recoveries	2,597	364	3,119	85	1	4,550	10,716
Net charge-offs	(70,545)	(9,979)	(1,324)	(868)	(83)	(994)	(83,793)
Provision for credit losses	75,197	13,724	5,601	4,968	2,376	782	102,648
Other	-	-	-	(24)	(342)	-	(366)
Balance, at end of period	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$64,594	$35,962	$16,063	$7,990	$7,491	$794	$132,894
Individually evaluated for impairment	116,458	14,110	1,912	207	18	-	132,705
Total	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599
Loans and leases outstanding:
Collectively evaluated for impairment	$5,687,957	$3,095,412	$3,237,927	$1,711,595	$881,325	$25,066	$14,639,282
Individually evaluated for impairment	668,469	254,922	12,171	1,933	184	33	937,712
Loans acquired with deteriorated credit quality	-	-	1,605	-	693	-	2,298
Total	$6,356,426	$3,350,334	$3,251,703	$1,713,528	$882,202	$25,099	$15,579,292

	At December 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$181,139	$37,210	$20,337	$7,339	$4,136	$798	$250,959
Individually evaluated for impairment	874	14,365	700	230	-	-	16,169
Total	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Loans and leases outstanding:
Collectively evaluated for impairment	$6,669,424	$3,133,011	$3,187,393	$1,565,727	$551,456	$27,924	$15,134,935
Individually evaluated for impairment	5,077	272,224	7,754	1,487	101	-	286,643
Loans acquired with deteriorated credit quality	-	-	2,870	-	1,276	-	4,146
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss than accruing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF’s key credit quality indicator is the receivable’s payment performance status as accruing or non-accruing.

	At June 30, 2013
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,783,019	$22,761	$44,115	$3,849,895	$132,586	$3,982,481
Junior lien	2,335,179	3,706	4,316	2,343,201	30,744	2,373,945
Total consumer real estate	6,118,198	26,467	48,431	6,193,096	163,330	6,356,426
Commercial:
Commercial real estate	2,935,765	1,325	-	2,937,090	96,151	3,033,241
Commercial business	310,787	-	354	311,141	5,952	317,093
Total commercial	3,246,552	1,325	354	3,248,231	102,103	3,350,334
Leasing and equipment finance:
Middle market	1,778,569	713	1	1,779,283	6,088	1,785,371
Small ticket	797,044	1,435	155	798,634	4,869	803,503
Winthrop	368,149	-	-	368,149	115	368,264
Other	280,059	-	-	280,059	31	280,090
Total leasing and equipment finance	3,223,821	2,148	156	3,226,125	11,103	3,237,228
Inventory finance	1,712,459	49	12	1,712,520	1,008	1,713,528
Auto finance	880,523	539	329	881,391	118	881,509
Other	24,264	26	-	24,290	809	25,099
Subtotal	15,205,817	30,554	49,282	15,285,653	278,471	15,564,124
Portfolios acquired with deteriorated credit quality	15,033	51	84	15,168	-	15,168
Total	$15,220,850	$30,605	$49,366	$15,300,821	$278,471	$15,579,292

	At December 31, 2012
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,963,873	$28,132	$47,888	$4,039,893	$199,631	$4,239,524
Junior lien	2,386,567	6,170	6,971	2,399,708	35,269	2,434,977
Total consumer real estate	6,350,440	34,302	54,859	6,439,601	234,900	6,674,501
Commercial:
Commercial real estate	2,960,383	604	1,655	2,962,642	118,300	3,080,942
Commercial business	314,476	17	354	314,847	9,446	324,293
Total commercial	3,274,859	621	2,009	3,277,489	127,746	3,405,235
Leasing and equipment finance:
Middle market	1,725,252	796	16	1,726,064	9,446	1,735,510
Small ticket	795,881	1,844	518	798,243	3,989	802,232
Winthrop	372,933	22	-	372,955	116	373,071
Other	261,678	64	-	261,742	101	261,843
Total leasing and equipment finance	3,155,744	2,726	534	3,159,004	13,652	3,172,656
Inventory finance	1,565,608	109	10	1,565,727	1,487	1,567,214
Auto finance	550,923	228	304	551,455	101	551,556
Other	26,322	20	11	26,353	1,571	27,924
Subtotal	14,923,896	38,006	57,727	15,019,629	379,457	15,399,086
Portfolios acquired with deteriorated credit quality	26,348	221	69	26,638	-	26,638
Total	$14,950,244	$38,227	$57,796	$15,046,267	$379,457	$15,425,724

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Contractual interest due on non-accrual loans and leases	$7,107	$8,614	$16,807	$17,633
Interest income recognized on loans and leases in non-accrual status	2,083	1,563	6,308	3,487
Foregone interest income	$5,024	$7,051	$10,499	$14,146

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts.

(In thousands)	At June 30, 2013	At December 31, 2012
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$69,712	$69,170
60+ days delinquent and accruing	595	644
Non-accrual	14,123	18,982
Total consumer real estate loans to customers in bankruptcy	$84,430	$88,796

Loan Modifications for Borrowers with Financial Difficulties  Included within the loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

The following tables provide a summary of accruing and non-accrual TDR loans by portfolio.

	At June 30, 2013
(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$525,426	$115,928	$641,354
Commercial	128,928	70,890	199,818
Leasing and equipment finance	759	2,915	3,674
Inventory finance	925	-	925
Auto finance	67	118	185
Other	29	3	32
Total	$656,134	$189,854	$845,988

	At December 31, 2012
(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$478,262	$173,587	$651,849
Commercial	144,508	92,311	236,819
Leasing and equipment finance	1,050	2,794	3,844
Auto finance	-	101	101
Other	38	-	38
Total	$623,858	$268,793	$892,651

The amount of additional funds committed to consumer real estate and commercial borrowers in TDR status was $3 million and $8.6 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance borrowers in TDR status.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications are not reported as TDR loans in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDR loans are considered to be impaired. During the six months ended June 30, 2013, $17.1 million of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans are presented in the following tables and represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms.

	Three Months Ended June 30,
	2013			2012

(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$8,196	$3,790	$4,406	$7,224	$3,906	$3,318
Junior lien	870	568	302	580	361	219
Total consumer real estate	9,066	4,358	4,708	7,804	4,267	3,537
Commercial:
Commercial real estate	1,578	1,477	101	1,300	1,311	(11)
Commercial business	123	91	32	105	96	9
Total commercial	1,701	1,568	133	1,405	1,407	(2)
Leasing and equipment finance:
Middle market	16	17	(1)	14	16	(2)
Total leasing and equipment finance	16	17	(1)	14	16	(2)
Auto finance	1	-	1	-	-	-
Other	1	1	-	-	-	-
Total	$10,785	$5,944	$4,841	$9,223	$5,690	$3,533

	Six Months Ended June 30,
	2013			2012

(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$15,983	$7,466	$8,517	$14,290	$7,535	$6,755
Junior lien	1,667	1,104	563	1,147	710	437
Total consumer real estate	17,650	8,570	9,080	15,437	8,245	7,192
Commercial:
Commercial real estate	3,345	3,135	210	2,616	2,645	(29)
Commercial business	251	185	66	215	206	9
Total commercial	3,596	3,320	276	2,831	2,851	(20)
Leasing and equipment finance:
Middle market	34	35	(1)	29	32	(3)
Total leasing and equipment finance	34	35	(1)	29	32	(3)
Auto finance	1	-	1	-	-	-
Other	3	2	1	-	-	-
Total	$21,284	$11,927	$9,357	$18,297	$11,128	$7,169

The table below summarizes TDR loans that defaulted during the three and six months ended June 30, 2013 and 2012, which were modified within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in thousands)	Number of Loans	Loan Balance(1)	Number of Loans	Loan Balance(1)	Number of Loans	Loan Balance(1)	Number of Loans	Loan Balance(1)
Consumer real estate:
First mortgage lien	37	$5,190	37	$7,260	69	$9,682	65	$12,574
Junior lien	53	1,965	11	338	69	2,742	17	687
Total consumer real estate	90	7,155	48	7,598	138	12,424	82	13,261
Commercial real estate	2	1,817	7	11,978	2	1,817	11	25,605
Auto finance	-	-	-	-	1	5	-	-
Total defaulted modified loans	92	$8,972	55	$19,576	141	$14,246	93	$38,866
Total loans modified in the applicable period	1,328	$282,866	1,629	$406,885	1,580	$340,217	1,775	$447,532
Defaulted modified loans as a percent of total loans modified in the applicable period	6.9%	3.2%	3.4%	4.8%	8.9%	4.2%	5.2%	8.7%

(1) The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $104.7 million, or 19.9% of the outstanding balance, at June 30, 2013, and $82.3 million, or 17.2% of the outstanding balance, at December 31, 2012.  For consumer real estate TDR loans, TCF utilized average remaining re-default rates ranging from 11% to 25% in 2013, compared with 10% to 25% in 2012, depending on modification type, in determining impairment, which is consistent with actual experience. Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan terms is expected. Consumer real estate junior lien loans are placed on non-accrual status when TCF has evidence that the related third-party first mortgage lien is 120 days or more past due or foreclosure action has been initiated, and the junior lien loan is 30 or more days past due. Loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy that are not reaffirmed, which remain on non-accrual status for the remainder of the term of the loan. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral-dependent loans. The allowance on accruing commercial TDR loans was $2.4 million, or 1.9% of the outstanding balance, at June 30, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as all TDR loans. Non-accrual impaired loans, including non-accrual TDR loans, are included in non-accrual loans and leases within the previous tables. Accruing TDR loans have been disclosed by delinquency status within the previous tables of accruing and non-accrual loans and leases. In the following tables, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following tables summarize impaired loans.

	At June 30, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$485,339	$473,279	$101,517
Junior lien	62,566	57,528	13,950
Total consumer real estate	547,905	530,807	115,467
Commercial:
Commercial real estate	263,260	213,737	12,015
Commercial business	23,086	17,294	882
Total commercial	286,346	231,031	12,897
Leasing and equipment finance:
Middle market	4,977	4,977	602
Small ticket	1,156	1,156	392
Other	31	31	-
Total leasing and equipment finance	6,164	6,164	994
Inventory finance	1,933	1,933	207
Auto finance	67	67	18
Other	37	32	-
Total impaired loans with an allowance recorded	842,452	770,034	129,583
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	128,277	93,210	-
Junior lien	47,268	17,337	-
Total consumer real estate	175,545	110,547	-
Auto finance	225	118	-
Total impaired loans without an allowance recorded	175,770	110,665	-
Total impaired loans	$1,018,222	$880,699	$129,583

	At December 31, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$448,887	$441,336	$76,425
Junior lien	44,218	42,836	9,120
Total consumer real estate	493,105	484,172	85,545
Commercial:
Commercial real estate	287,061	250,578	12,963
Commercial business	27,662	21,676	1,408
Total commercial	314,723	272,254	14,371
Leasing and equipment finance:
Middle market	7,414	7,414	737
Small ticket	153	153	65
Other	101	101	36
Total leasing and equipment finance	7,668	7,668	838
Inventory finance	1,487	1,487	230
Other	38	38	-
Total impaired loans with an allowance recorded	817,021	765,619	100,984
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	184,790	141,511	-
Junior lien	59,451	26,166	-
Total consumer real estate	244,241	167,677	-
Auto finance	187	101	-
Total impaired loans without an allowance recorded	244,428	167,778	-
Total impaired loans	$1,061,449	$933,397	$100,984

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2013 and 2012, are included within the table below.

	Three Months Ended
	June 30, 2013		June 30, 2012

(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$467,931	$3,837	$412,692	$3,698
Junior lien	53,459	806	35,304	366
Total consumer real estate	521,390	4,643	447,996	4,064
Commercial:
Commercial real estate	217,104	1,614	227,340	1,312
Commercial business	18,340	91	22,077	96
Total commercial	235,444	1,705	249,417	1,408
Leasing and equipment finance:
Middle market	5,989	14	8,607	4
Small ticket	645	4	735	-
Other	64	-	590	-
Total leasing and equipment finance	6,698	18	9,932	4
Inventory finance	1,706	32	1,505	20
Auto finance	33	-	-	-
Other	42	2	5	-
Total impaired loans with an allowance recorded	765,313	6,400	708,855	5,496
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	115,418	198	53,704	378
Junior lien	21,159	414	3,429	41
Total consumer real estate	136,577	612	57,133	419
Auto finance	112	-	-	-
Total impaired loans without an allowance recorded	136,689	612	57,133	419
Total impaired loans	$902,002	$7,012	$765,988	$5,915

	Six Months Ended
	June 30, 2013		June 30, 2012

(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$457,307	$7,436	$409,281	$7,101
Junior lien	50,182	1,314	34,996	681
Total consumer real estate	507,489	8,750	444,277	7,782
Commercial:
Commercial real estate	232,158	3,346	214,195	2,646
Commercial business	19,485	186	25,424	206
Total commercial	251,643	3,532	239,619	2,852
Leasing and equipment finance:
Middle market	6,196	34	8,814	9
Small ticket	655	8	604	-
Other	66	-	601	1
Total leasing and equipment finance	6,917	42	10,019	10
Inventory finance	1,709	61	1,362	33
Auto finance	33	-	-	-
Other	36	3	5	-
Total impaired loans with an allowance recorded	767,827	12,388	695,282	10,677
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	117,360	1,372	52,912	711
Junior lien	21,752	1,037	2,745	86
Total consumer real estate	139,112	2,409	55,657	797
Auto finance	110	-	-	-
Total impaired loans without an allowance recorded	139,222	2,409	55,657	797
Total impaired loans	$907,049	$14,797	$750,939	$11,474

(6)  Deposits

Deposits are summarized as follows.

	At June 30, 2013			At December 31, 2012
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Quarter-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	-%	$2,591,588	18.1%	-%	$2,487,792	17.7%
Interest bearing	.06	2,339,601	16.4	.10	2,346,840	16.8
Total checking	.03	4,931,189	34.5	.05	4,834,632	34.5
Savings	.19	6,101,642	42.7	.28	6,104,104	43.4
Money market	.27	810,249	5.7	.34	820,553	5.8
Total checking, savings and money market	.13	11,843,080	82.9	.19	11,759,289	83.7
Certificates of deposit	.98	2,442,504	17.1	1.05	2,291,497	16.3
Total deposits	.27%	$14,285,584	100.0%	.33%	$14,050,786	100.0%

Certificates of deposit had the following remaining maturities at June 30, 2013.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity
0-3 months	$148,144	$227,772	$375,916
4-6 months	255,374	299,521	554,895
7-12 months	333,054	363,471	696,525
13-24 months	306,945	370,727	677,672
Over 24 months	80,497	56,999	137,496
Total	$1,124,014	$1,318,490	$2,442,504

(7)  Long-term Borrowings

Long-term borrowings consist of the following.

		At June 30, 2013		At December 31, 2012
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	2013	$560,000.80%		$680,000.73%
	2014	448,000.40		448,000.42
	2015	175,000.36		125,000.44
	2016	297,000	1.12	297,000	1.12
Subtotal		1,480,000.69		1,550,000.69
Subordinated bank notes	2014	-	-	71,020	1.96
	2015	50,000	1.86	50,000	1.89
	2016	74,839	5.59	74,810	5.59
	2022	109,074	6.37	109,036	6.37
Subtotal		233,913	5.16	304,866	4.42
Discounted lease rentals	2013	15,018	4.57	30,985	4.97
	2014	21,386	4.43	16,325	4.82
	2015	13,101	4.36	8,240	4.79
	2016	8,288	4.40	5,451	4.80
	2017	4,843	4.10	2,885	4.62
	2018	339	3.36	-	-
	2019	76	3.31	-	-
Subtotal		63,051	4.41	63,886	4.88
Other long-term	2013	-	-	2,340	1.36
	2014	2,645	1.36	2,474	1.36
	2015	2,668	1.36	2,508	1.36
	2016	2,705	1.36	2,542	1.36
	2017	2,746	1.36	2,580	1.36
Subtotal		10,764	1.36	12,444	1.36
Total long-term borrowings		$1,787,728	1.41%	$1,931,196	1.42%

At June 30, 2013, TCF Bank had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $5.6 billion as collateral for Federal Home Loan Bank (“FHLB”) advances. At June 30, 2013, TCF Bank had $50 million of variable-rate FHLB advances prepayable monthly, at TCF Bank’s discretion, without penalty; the advances have stated maturities in 2015.

On June 17, 2013, TCF Bank redeemed at par $71 million aggregate outstanding balance of its subordinated notes due 2014. There were no remaining discounts or deferred fees associated with the notes and, as a result, there was no gain or loss associated with the redemption. Effective June 15, 2013, the subordinated notes due 2014 no longer qualified for treatment as Tier 2 or supplementary capital.

The $50 million of subordinated notes due 2015 re-price quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF Bank’s discretion. The $74.8 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.1 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At June 30, 2013, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

(8)  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial Corporation in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was a negative $61.8 million at June 30, 2013, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Tier 1 leverage capital:(2)
TCF	$1,695,092	9.34%	$725,753	4.00%	N.A.	N.A.
TCF Bank	1,595,809	8.80	725,501	4.00	$906,877	5.00%
Tier 1 risk-based capital:
TCF	1,695,092	11.27	601,530	4.00	902,295	6.00
TCF Bank	1,595,809	10.62	601,227	4.00	901,841	6.00
Total risk-based capital:
TCF	2,034,312	13.53	1,203,060	8.00	1,503,826	10.00
TCF Bank	1,934,667	12.87	1,202,454	8.00	1,503,068	10.00
As of December 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,633,336	9.21%	$709,606	4.00%	N.A.	N.A.
TCF Bank	1,521,026	8.58	709,382	4.00	$886,728	5.00%
Tier 1 risk-based capital:
TCF	1,633,336	11.09	589,328	4.00	883,992	6.00
TCF Bank	1,521,026	10.33	589,060	4.00	883,590	6.00
Total risk-based capital:
TCF	2,007,835	13.63	1,178,656	8.00	1,473,320	10.00
TCF Bank	1,895,367	12.87	1,178,121	8.00	1,472,651	10.00

N.A. Not Applicable.

(1)

The minimum and well-capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF Bank pursuant to the Federal Deposit Insurance Corporation (“FDIC”) Improvement Act of 1991.

(2)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent, depending on factors specified in regulations issued by federal banking agencies.

(9)  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the six months ended June 30, 2013.

	Restricted Stock					Stock Options
										Weighted-
					Weighted-					Average
					Average					Remaining	Weighted-
					Grant Date					Contractual	Average
	Shares	Price Range			Fair Value	Shares	Price Range			Life in Years	Exercise Price
Outstanding at December 31, 2012	3,212,235	$6.16	-	25.18	$11.13	2,077,104	$12.85	-	15.75	4.22	$14.35
Granted	419,150	12.47	-	14.03	13.35	-	-		-		-
Forfeited/cancelled	(104,223)	9.65	-	17.37	12.89	(451,104)	15.75	-	15.75		15.75
Vested	(207,833)	10.15	-	25.18	16.51	-	-		-		-
Outstanding at June 30, 2013	3,319,329	6.16	-	17.33	11.02	1,626,000	12.85	-	15.75	4.86	13.97
Exercisable at June 30, 2013	N.A.				N.A.	1,626,000	12.85	-	15.75		13.97

N.A. Not applicable

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2012.

Unrecognized stock compensation for restricted stock was $19.2 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2 years at June 30, 2013. At June 30, 2013, the weighted average remaining contractual life of stock options outstanding was 4.86 years.

At June 30, 2013, there were 1,130,916 shares of outstanding performance-based restricted stock that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

(10)  Employee Benefit Plans

The following tables set forth the net periodic benefit cost (income) included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and TCF health care benefits for eligible retired employees (the “Postretirement Plan”) for the three and six months ended June 30, 2013 and 2012.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$323	$441	$646	$881
Return on plan assets	(194)	(206)	(388)	(412)
Net periodic benefit plan cost	$129	$235	$258	$469

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$44	$73	$88	$146
Amortization of prior service cost	(12)	(7)	(24)	(14)
Net periodic benefit plan cost	$32	$66	$64	$132

TCF made no cash contributions to the Pension Plan in either of the six month periods ended June 30, 2013 or 2012. During the three and six months ended June 30, 2013, TCF paid $89 thousand and $206 thousand, respectively, for benefits of the Postretirement Plan, compared with $121 thousand and $276 thousand, respectively, for the same periods in 2012.

(11)  Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. These contracts typically settle within 30 days with the exception of the swap agreement, which has no determinable maturity date.

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

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary.

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

The following tables summarize the derivative instruments as of June 30, 2013 and December 31, 2012. See Note 12, Fair Value Measurement for additional information.

	At June 30, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts designated as hedges	$27,282	$840	$-	$840
Forward foreign exchange contracts not designated as hedges	386,514	7,210	(4,498)	2,712
Total derivative assets		$8,050	$(4,498)	$3,552
Swap agreement	$14,358	$1,064	$(1,064)	$-
Total derivative liabilities		$1,064	$(1,064)	$-

	At December 31, 2012
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts designated as hedges	$21,871	$93	$-	$93
Forward foreign exchange contracts not designated as hedges	389,856	1,485	(841)	644
Total derivative assets		$1,578	$(841)	$737
Forward foreign exchange contracts not designated as hedges	$85,672	$193	$(193)	$-
Swap agreement	14,358	1,227	(1,227)	-
Total derivative liabilities		$1,420	$(1,420)	$-

(1) All amounts were offset in the Consolidated Statement of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Consolidated Statements of Income:
Non-interest expense:
Cash flow hedge	$-	$-	$-	$(1)
Not designated as hedges	12,147	5,920	20,661	2,289
Net realized gain	$12,147	$5,920	$20,661	$2,288
Consolidated Statements of Comprehensive Income:
Other comprehensive income (loss):
Net investment hedge	$874	$264	$1,411	$(132)
Cash flow hedge	-	4	-	(4)
Net unrealized gain (loss)	$874	$268	$1,411	$(136)

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

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s or Baa3 by Moody’s. At June 30, 2013, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $104.6 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $2.1 million in additional collateral.

At June 30, 2013, TCF had received $5 million of cash collateral related to its forward foreign exchange contracts and posted $1.4 million of cash collateral related to its swap agreement.

(12)  Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures.  The Company’s fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Securities available for sale, derivatives (forward foreign exchange contracts and swaps), and assets held in trust for deferred compensation plans are recorded at fair value on a recurring basis.  Certain investments, commercial loans, real estate owned, repossessed and returned assets and certain interest-only strips are recorded at fair value on a non-recurring basis.

TCF groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the degree and reliability of estimates and assumptions used to determine fair value as follows: Level 1, which includes valuations that are based on prices obtained from independent pricing sources for instruments traded in active markets; Level 2, which includes valuations that are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets; and Level 3, for which valuations are generated from Company model-based techniques that use significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at June 30, 2013
(In thousands)	Level 1	(1)	Level 2	(2)	Level 3	(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-		$617,558		$-		$617,558
Other	-		-		104		104
Other securities	2,598		-		-		2,598
Forward foreign exchange contracts	-		8,050		-		8,050
Assets held in trust for deferred compensation plans	14,218		-		-		14,218
Total assets	$16,816		$625,608		$104		$642,528
Forward foreign exchange contracts	$-		$-		$-		$-
Swap agreement	-		-		1,064		1,064
Liabilities held in trust for deferred compensation plans	14,218		-		-		14,218
Total liabilities	$14,218		$-		$1,064		$15,282
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$-		$-		$109,302		$109,302
Real estate owned:(5)
Consumer	-		-		36,663		36,663
Commercial	-		-		20,463		20,463
Repossessed and returned assets(5)	-		2,049		467		2,516
Interest-only strip(6)	-		-		12,880		12,880
Investments(7)	-		-		2,423		2,423
Total non-recurring fair value measurements	$-		$2,049		$182,198		$184,247

	Fair Value Measurements at December 31, 2012
(In thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$710,054	$-	$710,054
Other	-	-	127	127
Other securities	1,910	-	-	1,910
Forward foreign exchange contracts	-	1,578	-	1,578
Assets held in trust for deferred compensation plans	12,078	-	-	12,078
Total assets	$13,988	$711,632	$127	$725,747
Forward foreign exchange contracts	$-	$193	$-	$193
Swap agreement	-	-	1,227	1,227
Liabilities held in trust for deferred compensation plans	12,078	-	-	12,078
Total liabilities	$12,078	$193	$1,227	$13,498
Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$-	$-	$118,767	$118,767
Real estate owned:(5)
Consumer	-	-	55,162	55,162
Commercial	-	-	18,077	18,077
Repossessed and returned assets(5)	-	2,218	712	2,930
Investments(7)	-	-	2,557	2,557
Total non-recurring fair value measurements	$-	$2,218	$195,275	$197,493

(1)	Based on readily available market prices.
(2)	Based on observable market prices.
(3)	Based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.
(5)	Amounts do not include assets held at cost.
(6)	Represents the carrying value of interest-only strips for which impairment reserves are determined based on expected future cash flows.
(7)

Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information.  Changes in market and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred.  As a result of the adoption of new Financial Accounting Standards Board (“FASB”) guidance in the first quarter of 2012, TCF transferred $1.1 million of securities from Level 3 to Level 1 in the six months ended June 30, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended June 30,
	2013		2012
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of quarter	$118	$(1,147)	$246	$-
Purchases	-	-	-	(1,434)
Principal paydowns/Settlements	(14)	83	(6)	-
Asset (liability) balance, end of quarter	$104	$(1,064)	$240	$(1,434)

	Six Months Ended June 30,
	2013		2012
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of year	$127	$(1,227)	$1,450	$-
Transfers out of Level 3	-	-	(1,098)	-
Total net losses for the period:
Included in other comprehensive (loss) income	-	-	(100)	-
Purchases	-	-	-	(1,434)
Principal paydowns/Settlements	(23)	163	(12)	-
Asset (liability) balance, end of period	$104	$(1,064)	$240	$(1,434)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise and federal agency securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. Other mortgage-backed securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined by using internal pricing methods. Other securities are categorized as Level 1 assets and the fair value is determined using quoted prices from the New York Stock Exchange.

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets and liabilities. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

Swap Agreement TCF’s swap agreement relates to the sale of TCF’s Visa Class B stock, and is categorized as a Level 3 liability.  The value of the swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.  As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral, less estimated recovery and selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Other real estate owned and repossessed and returned assets were written down $4.4 million and $9.8 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and six months ended June 30, 2013, respectively.

Interest-Only Strips  The fair value of interest-only strips represents the present value of future cash flows retained by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strip may fluctuate significantly from period to period.

(13)  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2013 and December 31, 2012, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

		At June 30,		At December 31,
Level in Fair Value		2013		2012
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	1	$1,132,436	$1,132,436	$1,100,347	$1,100,347
Investments	2	113,395	113,395	115,210	115,210
Investments	3	5,523	5,523	5,657	5,657
Securities available for sale	1	2,598	2,598	1,910	1,910
Securities available for sale	2	617,558	617,558	710,054	710,054
Securities available for sale	3	104	104	127	127
Forward foreign exchange contracts(1)	2	3,552	8,050	737	1,578
Loans and leases held for sale	3	104,933	110,556	10,289	11,361
Interest-only strips(2)	3	73,450	73,530	47,824	48,024
Loans:
Consumer real estate	3	6,356,426	6,268,408	6,674,501	6,420,704
Commercial real estate	3	3,033,241	2,956,817	3,080,942	3,025,599
Commercial business	3	317,093	308,775	324,293	320,245
Equipment finance loans	3	1,397,489	1,387,979	1,306,423	1,312,089
Inventory finance loans	3	1,713,528	1,702,465	1,567,214	1,556,372
Auto finance	3	882,202	896,361	552,833	564,844
Other	3	25,099	23,196	27,924	24,558
Allowance for loan losses(3)	N.A.	(265,599)	-	(267,128)	-
Total financial instrument assets		$15,513,028	$15,607,751	$15,259,157	$15,218,679
Financial instrument liabilities:
Checking, savings and money market deposits	1	$11,843,080	$11,843,080	$11,759,289	$11,759,289
Certificates of deposit	2	2,442,504	2,459,442	2,291,497	2,310,601
Short-term borrowings	1	3,030	3,031	2,619	2,618
Long-term borrowings	2	1,787,728	1,804,872	1,931,196	1,952,804
Forward foreign exchange contracts(1)	2	-	-	-	193
Swap agreement(1)	3	-	1,064	-	1,227
Total financial instrument liabilities		$16,076,342	$16,111,489	$15,984,601	$16,026,732
Financial instruments with off-balance sheet risk: (4)
Commitments to extend credit (2)	2	$27,941	$27,941	$29,709	$29,709
Standby letters of credit (5)	2	(89)	(89)	(60)	(60)
Total financial instruments with off-balance sheet risk		$27,852	$27,852	$29,649	$29,649

N.A. Not Applicable.

(1)	Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.
(2)	Carrying amounts are included in other assets.
(3)	Expected credit losses are included in the estimated fair values.
(4)	Positive amounts represent assets, negative amounts represent liabilities.
(5)	Carrying amounts are included in accrued expenses and other liabilities.

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

Loans The fair value of loans is estimated based on discounted expected cash flows and recent sales of similar loans.  The discounted cash flows include assumptions for prepayment estimates over each loan’s remaining life, consideration of the current interest rate environment compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. TCF also uses pricing data from recent sales of loans with similar risk characteristics as data points to validate the assumptions used in estimating the fair value of certain loans.

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

Interest-Only Strips The fair value of each pool of interest-only strips is estimated based on prepayment rates in accordance with historical experience and other assumptions, such as discount rates, weighted average remaining term and weighted average estimated cumulative loss rate.

(14)  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2013	2012	2013	2012
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to TCF Financial Corporation	$38,904	$31,531	$68,878	$(251,363)
Preferred stock dividends	(4,847)	-	(9,371)	-
Net income (loss) available to common stockholders	34,057	31,531	59,507	(251,363)
(Loss) earnings allocated to participating securities	(6)	62	36	33
Earnings (loss) allocated to common stock	$34,063	$31,469	$59,471	$(251,396)
Weighted-average shares outstanding	164,114,904	162,167,183	163,750,944	161,696,496
Restricted stock	(3,219,675)	(3,054,531)	(3,106,975)	(2,886,959)
Weighted-average common shares outstanding for basic earnings (loss) per common share	160,895,229	159,112,652	160,643,969	158,809,537
Basic earnings (loss) per share	$.21	$.20	$.37	$(1.58)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$34,063	$31,469	$59,471	$(251,396)
Weighted-average common shares outstanding used in basic earnings (loss) per common share calculation	160,895,229	159,112,652	160,643,969	158,809,537
Net dilutive effect of:
Non-participating restricted stock	678,676	397,035	640,230	-
Stock options	175,104	29,632	158,775	-
Weighted-average common shares outstanding for diluted earnings (loss) per common share	161,749,009	159,539,319	161,442,974	158,809,537
Diluted earnings (loss) per share	$.21	$.20	$.37	$(1.58)

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

For the three and six months ended June 30, 2013, there were 4 million outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2012, there were 5.2 million outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

(15)  Business Segments

Lending, Funding and Support Services have been identified as reportable segments. Lending includes retail lending, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on each segment’s net income (loss). The business segments follow GAAP as described in the Summary of Significant Accounting Policies in TCF’s Annual Report on Form 10-K for the year ended December 31, 2012. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Three Months Ended June 30, 2013:
Revenues from external customers:
Interest income	$211,420	$6,188	$-	$-	$217,608
Non-interest income	40,701	59,057	25	-	99,783
Total	$252,121	$65,245	$25	$-	$317,391
Net interest income (expense)	$142,239	$60,567	$(2)	$(760)	$202,044
Provision for credit losses	31,907	684	-	-	32,591
Non-interest income	40,701	59,069	33,037	(33,024)	99,783
Non-interest expense	99,775	107,340	34,425	(33,024)	208,516
Income tax expense (benefit)	16,193	4,159	(148)	(760)	19,444
Income (loss) after income tax expense (benefit)	35,065	7,453	(1,242)	-	41,276
Income attributable to non-controlling interest	2,372	-	-	-	2,372
Preferred stock dividends	-	-	4,847	-	4,847
Net income (loss) available to common stockholders	$32,693	$7,453	$(6,089)	$-	$34,057
Total assets	$15,929,849	$7,677,472	$202,312	$(5,410,026)	$18,399,607

At or For the Three Months Ended June 30, 2012:
Revenues from external customers:
Interest income	$210,532	$7,683	$-	$-	$218,215
Non-interest income	33,357	66,271	13,255	-	112,883
Total	$243,889	$73,954	$13,255	$-	$331,098
Net interest income (expense)	$128,832	$70,027	$(5)	$(630)	$198,224
Provision for credit losses	53,745	361	-	-	54,106
Non-interest income	33,357	66,280	45,563	(32,317)	112,883
Non-interest expense	92,698	108,489	34,119	(32,317)	202,989
Income tax expense	5,606	13,220	2,346	(630)	20,542
Income after income tax expense	10,140	14,237	9,093	-	33,470
Income attributable to non-controlling interest	1,939	-	-	-	1,939
Net income available to common stockholders	$8,201	$14,237	$9,093	$-	$31,531
Total assets	$15,498,135	$6,590,506	$149,712	$(4,367,756)	$17,870,597

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Six Months Ended June 30, 2013:
Revenues from external customers:
Interest income	$420,562	$12,596	$-	$-	$433,158
Non-interest income	77,683	114,730	73	-	192,486
Total	$498,245	$127,326	$73	$-	$625,644
Net interest income	$280,632	$122,002	$1	$(1,500)	$401,135
Provision for credit losses	70,067	907	-	-	70,974
Non-interest income	77,684	114,754	64,231	(64,183)	192,486
Non-interest expense	196,031	215,054	65,666	(64,183)	412,568
Income tax expense	30,864	7,551	88	(1,500)	37,003
Income (loss) after income tax expense	61,354	13,244	(1,522)	-	73,076
Income attributable to non-controlling interest	4,198	-	-	-	4,198
Preferred stock dividends	-	-	9,371	-	9,371
Net income (loss) available to common stockholders	$57,156	$13,244	$(10,893)	$-	$59,507
Total assets	$15,929,849	$7,677,472	$202,312	$(5,410,026)	$18,399,607

At or For the Six Months Ended June 30, 2012:
Revenues from external customers:
Interest income	$417,091	$28,653	$-	$-	$445,744
Non-interest income	62,417	202,492	13,319	-	278,228
Total	$479,508	$231,145	$13,319	$-	$723,972
Net interest income	$251,787	$127,871	$5	$(1,266)	$378,397
Provision for credit losses	102,687	(39)	-	-	102,648
Non-interest income	62,417	202,513	77,790	(64,492)	278,228
Non-interest expense	177,731	773,315	65,143	(64,492)	951,697
Income tax expense (benefit)	11,940	(161,608)	1,232	(1,266)	(149,702)
Income (loss) after income tax expense (benefit)	21,846	(281,284)	11,420	-	(248,018)
Income attributable to non-controlling interest	3,345	-	-	-	3,345
Net income (loss) available to common stockholders	$18,501	$(281,284)	$11,420	$-	$(251,363)
Total assets	$15,498,135	$6,590,506	$149,712	$(4,367,756)	$17,870,597

(16)  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation being brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for  failures related to regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance.

(17) Accumulated Other Comprehensive Income

The components of other comprehensive income and the related tax effects are presented in the tables below.

	Three Months Ended June 30,
	2013			2012
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized holding (losses) gains arising during the period	$(34,420)	$12,989	$(21,431)	$19,868	$(7,283)	$12,585
Net unrealized (losses) gains	(34,420)	12,989	(21,431)	19,868	(7,283)	12,585
Foreign currency hedge:
Unrealized gains arising during the period	874	(331)	543	268	(95)	173
Foreign currency translation adjustment:(1)
Unrealized losses arising during the period	(973)	-	(973)	(324)	-	(324)
Recognized postretirement prior service cost and translation obligation:
Net actuarial losses arising during the period	(12)	4	(8)	(7)	3	(4)
Total other comprehensive (loss) income	$(34,531)	$12,662	$(21,869)	$19,805	$(7,375)	$12,430

	Six Months Ended June 30,
	2013			2012
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized holding (losses) gains arising during the period	$(48,249)	$18,206	$(30,043)	$12,100	$(4,436)	$7,664
Reclassification adjustment of gains included in net income and attributable to TCF Financial Corporation	-	-	-	(76,967)	28,216	(48,751)
Net unrealized losses	(48,249)	18,206	(30,043)	(64,867)	23,780	(41,087)
Foreign currency hedge:
Unrealized gains (losses) arising during the period	1,411	(534)	877	(136)	48	(88)
Foreign currency translation adjustment:(1)
Unrealized (losses) gains arising during the period	(1,595)	-	(1,595)	61	-	61
Recognized postretirement prior service cost and translation obligation:
Net actuarial losses arising during the period	(24)	9	(15)	(14)	5	(9)
Total other comprehensive loss	$(48,457)	$17,681	$(30,776)	$(64,956)	$23,833	$(41,123)

(1) Foreign investments are deemed to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

Accumulated other comprehensive income balances are presented in the tables below.

			Foreign	Recognized
	Securities	Foreign	Currency	Postretirement Prior
	Available	Currency	Translation	Service Cost and
(In thousands)	for Sale	Hedge	Adjustment	Transition Obligation	Total
At or For the Three Months Ended June 30, 2013
Balance, beginning of period	$3,065	$(86)	$301	$256	$3,536
Other comprehensive (loss) income	(21,431)	543	(973)	(8)	(21,869)
Net other comprehensive (loss) income	(21,431)	543	(973)	(8)	(21,869)
Balance, end of period	$(18,366)	$457	$(672)	$248	$(18,333)
At or For the Three Months Ended June 30, 2012
Balance, beginning of period	$2,597	$(290)	$777	$189	$3,273
Other comprehensive income (loss)	12,585	173	(324)	(4)	12,430
Net other comprehensive income (loss)	12,585	173	(324)	(4)	12,430
Balance, end of period	$15,182	$(117)	$453	$185	$15,703

			Foreign	Recognized
	Securities	Foreign	Currency	Postretirement Prior
	Available	Currency	Translation	Service Cost and
(In thousands)	for Sale	Hedge	Adjustment	Transition Obligation	Total
At or For the Six Months Ended June 30, 2013
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(30,043)	877	(1,595)	(15)	(30,776)
Net other comprehensive (loss) income	(30,043)	877	(1,595)	(15)	(30,776)
Balance, end of period	$(18,366)	$457	$(672)	$248	$(18,333)
At or For the Six Months Ended June 30, 2012
Balance, beginning of period	$56,269	$(29)	$392	$194	$56,826
Other comprehensive income (loss) before reclassifications	7,664	(88)	61	(9)	7,628
Amounts reclassified from accumulated other comprehensive income	(48,751)	-	-	-	(48,751)
Net other comprehensive (loss) income	(41,087)	(88)	61	(9)	(41,123)
Balance, end of period	$15,182	$(117)	$453	$185	$15,703

Reclassification adjustments for securities gains included in net income of $77 million for the six months ended June 30, 2012 were recorded in gains on securities, net in the Consolidated Statements of Income. The tax effect of the reclassification adjustments of $28.2 million for the six months ended June 30, 2012 were recorded in income tax expense (benefit) in the Consolidated Statements of Income. There were no reclassification adjustments for the six months ended June 30, 2013. See Note 10, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. At June 30, 2013, TCF had 426 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of the largest consumer segments in the market including through the reintroduction of free checking. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include organic growth in existing businesses, the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.  TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses and on making these businesses a more substantial part of its loan and lease portfolio.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.9% of TCF’s total revenue for the three months ended June 30, 2013. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of the implementation of new regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three and six months ended June 30, 2013 and 2012, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 21 cents and 37 cents for the second quarter and first six months of 2013, respectively, compared with diluted earnings per common share of 20 cents and diluted loss per common share of $1.58 for the same periods in 2012. TCF reported net income of $34.1 million and $59.5 million for the second quarter and first six months of 2013, respectively, compared with net income of $31.5 million and net loss of $251.4 million for the same periods in 2012. TCF’s net income for the second quarter of 2012 included a non-recurring net after-tax gain of $8.2 million, or 5 cents per common share, related to the sale of Visa® Class B stock. TCF’s net loss for the first six months of 2012 included a non-recurring net after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012, as well as the non-recurring net after-tax gain related to the sale of Visa Class B stock in the second quarter of 2012.

On March 13, 2012, TCF announced it had repositioned its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities. The impact of these transactions during the six months ended June 30, 2013 was a $28.8 million reduction to the cost of borrowings partially offset by a $14.4 million reduction of interest income on lower levels of mortgage-backed securities. TCF’s long-term, fixed-rate debt was originated at market rates that prevailed prior to the 2008 economic crisis and was significantly above current market rates. In addition, in late January 2012, the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014. As a result, this action better positioned TCF for the current interest rate outlook and reduced interest rate risk.

Return on average assets was .9% and .8% for the second quarter and first six months of 2013, respectively, compared with .76% and negative 2.71% for the same periods in 2012. Return on average common equity was 8.39% and 7.39% for the second quarter and first six months of 2013, respectively, compared with 8.13% and negative 29.84% for the same periods in 2012. The negative returns on average assets and average common equity for the first six months of 2012 were due to the balance sheet repositioning discussed above.

Reportable Segment Results

Lending  TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  The lending portfolio consists of retail lending, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance.  Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income available to common stockholders of $32.7 million and $57.2 million for the second quarter and first six months of 2013, respectively, compared with $8.2 million and $18.5 million for the same periods in 2012.

Lending net interest income for the second quarter and first six months of 2013 was $142.2 million and $280.6 million, respectively, compared with $128.8 million and $251.8 million for the same periods in 2012. These increases were primarily due to higher average balances in the inventory finance and auto finance portfolios, partially offset by lower average balances of consumer real estate loans due to sales in the second half of 2012 and the first and second quarters of 2013.

Lending provision for credit losses totaled $31.9 million and $70.1 million for the second quarter and first six months of 2013, respectively, compared with $53.7 million and $102.7 million for the same periods in 2012. The decreases were primarily due to decreased net charge-offs in the consumer real estate and commercial portfolios.

Lending non-interest income totaled $40.7 million and $77.7 million for the second quarter and first six months of 2013, respectively, compared with $33.4 million and $62.4 million for the same periods in 2012.  The increase was primarily due to gains on sales of auto and consumer real estate loans.  Over the last several quarters, the lending segment has developed its originate-to-sell capabilities that provide the organization the ability to manage exposure, efficiently use capital and generate fee income.

Lending non-interest expense totaled $99.8 million and $196 million for the second quarter and first six months of 2013, respectively, compared with $92.7 million and $177.7 million for the same periods in 2012. The increase was primarily due to increased staffing levels to support the growth of auto finance and expenses related to higher commissions based on production results and incentives based on performance, partially offset by reduced expenses related to fewer foreclosed properties and accelerated expenses in the first quarter of 2013 related to a portfolio sale of consumer properties.

Funding  TCF’s funding is primarily derived from branch banking, consumer and small business deposits, and treasury borrowings.  With a renewed focus on quality customer relationships through the reintroduction of free checking, deposits provide a source of low-cost funds and fee income.  Borrowings may be used to offset reductions in deposits or to support expanded lending activities.  Funding reported net income available to common stockholders of $7.5 million and $13.2 million for the second quarter and first six months of 2013, respectively, compared with net income available to common stockholders of $14.2 million for the second quarter of 2012 and a net loss available to common stockholders of $281.3 million for the first six months of 2012. The increase in the first six months of 2013 was due to the balance sheet repositioning completed in the first quarter of 2012.

Funding net interest income for the second quarter and first six months of 2013 was $60.6 million and $122 million, respectively, compared with $70 million and $127.9 million for the same periods in 2012.  The decrease was primarily related to reduction of interest income as a result of lower levels of mortgage-backed securities and increased cash held at the Federal Reserve, partially offset by the reduced cost of borrowings resulting from the redemption of trust preferred securities in July 2012 and the balance sheet repositioning.

Funding non-interest income totaled $59.1 million and $114.8 million in the second quarter and first six months of 2013, respectively, compared with $66.3 million and $202.5 million for the same periods in 2012. The decrease was primarily due to gains on sales of securities in the first quarter of 2012 related to the balance sheet repositioning, partially offset by growth in the account base for the fourth consecutive quarter driven by the reintroduction of free checking.

Funding non-interest expense totaled $107.3 million and $215.1 million in the second quarter and first six months of 2013, respectively, down from $108.5 million and $773.3 million for the same periods in 2012. The decrease was primarily due to the termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 66.9% of TCF’s total revenue in the second quarter of 2013 and 63.7% in the second quarter of 2012. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$735,078	$3,761	2.05%	$430,084	$2,654	2.48%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	654,968	4,636	2.83	733,796	5,813	3.17
U.S. Treasury securities	494	-	.07	-	-	-
Other securities	93	1	2.54	225	3	4.14
Total securities available for sale (2)	655,555	4,637	2.83	734,021	5,816	3.17
Loans and leases held for sale	116,390	2,535	8.74	44,788	979	8.80
Loans and leases:
Consumer real estate:
Fixed-rate	3,809,066	55,977	5.89	4,365,670	63,432	5.84
Variable-rate	2,621,619	33,545	5.13	2,427,745	30,202	5.00
Total consumer real estate	6,430,685	89,522	5.58	6,793,415	93,634	5.54
Commercial:
Fixed- and adjustable-rate	2,392,315	31,254	5.24	2,730,085	37,242	5.49
Variable-rate	944,091	8,354	3.55	761,964	7,550	3.99
Total commercial	3,336,406	39,608	4.76	3,492,049	44,792	5.16
Leasing and equipment finance	3,236,799	39,990	4.94	3,145,914	43,109	5.48
Inventory finance	1,875,810	27,860	5.96	1,571,004	23,690	6.07
Auto finance	823,102	10,193	4.97	223,893	3,835	6.89
Other	13,060	263	8.10	17,647	336	7.66
Total loans and leases (3)	15,715,862	207,436	5.29	15,243,922	209,396	5.52
Total interest-earning assets	17,222,885	218,369	5.08	16,452,815	218,845	5.34
Other assets (4)	1,110,213			1,202,003
Total assets	$18,333,098			$17,654,818
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,476,173			$1,316,767
Small business	752,395			725,052
Commercial and custodial	326,773			310,321
Total non-interest bearing deposits	2,555,341			2,352,140
Interest-bearing deposits:
Checking	2,351,652	377.06		2,306,810	883.15
Savings	6,059,640	2,790.18		6,031,015	5,164.34
Money market	791,859	547.28		748,016	718.39
Subtotal	9,203,151	3,714.16		9,085,841	6,765.30
Certificates of deposit	2,360,881	5,137.87		1,608,653	3,432.86
Total interest-bearing deposits	11,564,032	8,851.31		10,694,494	10,197.38
Total deposits	14,119,373	8,851.25		13,046,634	10,197.31
Borrowings:
Short-term borrowings	7,314	8.44		705,888	535.30
Long-term borrowings	1,879,576	6,705	1.43	1,986,182	9,259	1.87
Total borrowings	1,886,890	6,713	1.42	2,692,070	9,794	1.46
Total interest-bearing liabilities	13,450,922	15,564.46		13,386,564	19,991.60
Total deposits and borrowings	16,006,263	15,564.39		15,738,704	19,991.51
Other liabilities	420,398			335,113
Total liabilities	16,426,661			16,073,817
Total TCF Financial Corp. stockholders’ equity	1,886,138			1,563,158
Non-controlling interest in subsidiaries	20,299			17,843
Total equity	1,906,437			1,581,001
Total liabilities and equity	$18,333,098			$17,654,818
Net interest income and margin		$202,805	4.72%		$198,854	4.86%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$774,987	$7,007	1.82%	$587,802	$5,042	1.72%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	664,858	9,430	2.84	1,410,407	24,924	3.53
U.S. Treasury securities	696	-	.07	-	-	-
Other securities	100	2	2.52	227	4	4.13
Total securities available for sale (2)	665,654	9,432	2.83	1,410,634	24,928	3.53
Loans and leases held for sale	135,472	5,139	7.65	25,330	1,024	8.13
Loans and leases:
Consumer real estate:
Fixed-rate	3,862,590	113,035	5.90	4,404,410	129,584	5.92
Variable-rate	2,630,618	66,627	5.11	2,414,829	60,270	5.02
Total consumer real estate	6,493,208	179,662	5.58	6,819,239	189,854	5.60
Commercial:
Fixed- and adjustable-rate	2,434,960	63,808	5.28	2,733,967	75,452	5.55
Variable-rate	906,107	15,868	3.53	740,918	15,062	4.09
Total commercial	3,341,067	79,676	4.81	3,474,885	90,514	5.24
Leasing and equipment finance	3,218,252	80,903	5.03	3,137,122	87,109	5.55
Inventory finance	1,780,058	53,465	6.06	1,353,469	42,416	6.30
Auto finance	747,022	18,835	5.08	154,728	5,418	7.04
Other	13,348	539	8.15	17,612	705	8.04
Total loans and leases (3)	15,592,955	413,080	5.33	14,957,055	416,016	5.59
Total interest-earning assets	17,169,068	434,658	5.10	16,980,821	447,010	5.29
Other assets (4)	1,118,397			1,290,585
Total assets	$18,287,465			$18,271,406
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,451,381			$1,338,539
Small business	748,304			716,734
Commercial and custodial	328,373			307,427
Total non-interest bearing deposits	2,528,058			2,362,700
Interest-bearing deposits:
Checking	2,330,078	874.08		2,260,499	1,785.16
Savings	6,074,949	6,159.20		5,956,874	10,602.36
Money market	803,551	1,177.30		705,255	1,328.38
Subtotal	9,208,578	8,210.18		8,922,628	13,715.31
Certificates of deposit	2,342,178	10,322.89		1,372,164	5,543.81
Total interest-bearing deposits	11,550,756	18,532.32		10,294,792	19,258.38
Total deposits	14,078,814	18,532.27		12,657,492	19,258.31
Borrowings:
Short-term borrowings	7,966	16.42		571,019	865.30
Long-term borrowings	1,903,227	13,475	1.42	2,901,673	47,224	3.27
Total borrowings	1,911,193	13,491	1.42	3,472,692	48,089	2.78
Total interest-bearing liabilities	13,461,949	32,023.48		13,767,484	67,347.98
Total deposits and borrowings	15,990,007	32,023.40		16,130,184	67,347.84
Other liabilities	404,571			435,210
Total liabilities	16,394,578			16,565,394
Total TCF Financial Corp. stockholders’ equity	1,874,348			1,690,337
Non-controlling interest in subsidiaries	18,539			15,675
Total equity	1,892,887			1,706,012
Total liabilities and equity	$18,287,465			$18,271,406
Net interest income and margin		$402,635	4.72%		$379,663	4.49%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

Net interest income, including the impact of tax equivalent adjustments, was $202.8 million for the second quarter of 2013, an increase of 2% from $198.9 million for the same period of 2012. The increase in net interest income from the second quarter of 2012 was due to higher average loan balances, primarily in the auto finance and inventory finance portfolios as a result of continued business growth, partially offset by reduced net interest income due to lower average balances of consumer real estate loans, and lower average balances and lower yields on mortgage-backed securities. Additionally, the increase is due to reduced cost of borrowing related to the redemption of trust preferred securities in July 2012.

Net interest income, including the impact of tax equivalent adjustments, was $402.6 million for the first six months of 2013, an increase of 6.1% from $379.7 million for the same period of 2012. The increase in net interest income from the first six months of 2012 was primarily due to higher average loan balances in the auto finance, inventory finance, and leasing and equipment finance portfolios in addition to a significant reduction of interest costs on borrowings related to the balance sheet repositioning completed during the first quarter of 2012. These increases were partially offset by reduced interest income due to lower consumer real estate loan average balances resulting from loan sales in 2013, as well as increased commercial loan payoffs resulting in lower yields on those balances.

Net interest margin was 4.72% and 4.86% for the second quarters of 2013 and 2012, respectively. The decrease from the second quarter of 2012 was primarily due to increased cash held at the Federal Reserve and lower yields as new originations in the lending business continue to be impacted by the low interest rate environment. Net interest margin was 4.72% and 4.49% for the first six months of 2013 and 2012, respectively. The increase in the first six months of 2013 was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning in the first quarter of 2012.

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

The following table summarizes the composition of TCF’s provision for credit losses for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Change
(Dollars in thousands)	2013		2012		$	%
Consumer real estate	$24,393	74.8%	$39,118	72.3%	$(14,725)	(37.6	) %
Commercial	3,965	12.2	8,710	16.1	(4,745)	(54.5)
Leasing and equipment finance	678	2.1	5,086	9.4	(4,408)	(86.7)
Inventory finance	(535)	(1.6)	(223)	(.4)	(312)	139.9
Auto finance	3,405	10.4	1,356	2.5	2,049	151.1
Other	685	2.1	59.1		626	N.M.
Total	$32,591	100.0%	$54,106	100.0%	$(21,515)	(39.8	) %

N.M. Not Meaningful

	Six Months Ended June 30,				Change
(Dollars in thousands)	2013		2012		$	%
Consumer real estate	$56,350	79.4%	$75,197	73.2%	$(18,847)	(25.1	) %
Commercial	8,795	12.4	13,724	13.4	(4,929)	(35.9)
Leasing and equipment finance	(1,608)	(2.3)	5,601	5.5	(7,209)	N.M.
Inventory finance	1,090	1.5	4,968	4.8	(3,878)	(78.1)
Auto finance	5,519	7.8	2,376	2.3	3,143	132.3
Other	828	1.2	782.8		46	5.9
Total	$70,974	100.0%	$102,648	100.0%	$(31,674)	(30.9	) %

N.M. Not Meaningful

TCF provided $32.6 million and $71 million for credit losses during the second quarter and first six months of 2013, respectively, compared with $54.1 million and $102.6 million for the same periods in 2012. The decrease from the second quarter of 2012 was primarily due to decreased net charge-offs in the consumer real estate and commercial portfolios. The decrease from the first six months of 2012 was primarily due to decreased net charge-offs in the consumer real estate portfolio and a $4 million reserve recorded in the second quarter of 2012 on one large lease exposure.

Net loan and lease charge-offs for the second quarter and first six months of 2013 were $27.7 million, or .7% (annualized) of average loans and leases, and $68.7 million, or .88% (annualized), respectively, compared with $44.9 million, or 1.18% (annualized), and $83.8 million, or 1.12% (annualized), for the same periods of 2012. The decrease from the second quarter of 2012 was primarily due to improved credit quality in the consumer real estate and commercial portfolios. The decrease from the first six months of 2012 was primarily due to improved credit quality in the consumer real estate portfolio as home values and incidents of default improved.

Also see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 33.1% and 32.4% of total revenues for the second quarter and first six months of 2013, respectively, compared with 36.3% and 42.4% for the same periods in 2012, and is an important factor in TCF’s results of operations. Total fees and other revenue were $99.8 million and $192.5 million for the second quarter and first six months of 2013, respectively, compared with $99.8 million and $188.5 million for the same periods in 2012.

Fees and Service Charges  Banking and service fees totaled $41.6 million and $80.9 million for the second quarter and first six months of 2013, respectively, compared with $48.1 million and $89.9 million for the same periods in 2012. The decreases were primarily due to elimination of the monthly maintenance fee on deposit products through the reintroduction of free checking, partially offset by growth in the account base.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.3 million and $25.7 million for the second quarter and first six months of 2013, respectively, compared with $13.5 million and $26.7 million for the same periods in 2012. The decrease was primarily due to lower transaction activity in the first six months of 2013, compared to the same period in 2012.

TCF is the 15th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended March 31, 2013, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not from TCF’s customers. Card revenue represented 21.9% and 21.8% of banking fee revenue for the second quarter and first six months of 2013, respectively, compared with 19.9% and 20.7% for the same periods in 2012. Visa has significant litigation against it regarding interchange pricing, and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Gains on Sales of Auto Loans  TCF sold $196.9 million and $376.7 million of auto loans and recognized gains of $8.1 million and $15.3 million for the second quarter and first six months of 2013, respectively. TCF sold $144.1 million and $216.1 million of auto loans and recognized gains of $5.5 million and $7.7 million for the same periods in 2012. The increases were primarily due to the continued growth of the auto finance business.

Gains on Sales of Consumer Real Estate Loans  TCF sold $139.2 million and $418.4 million of consumer real estate loans and recognized gains of $4.1 million and $12.2 million for the second quarter and first six months of 2013, respectively. There were no sales of consumer real estate loans during the six months ended June 30, 2012.

Gains on Securities, Net  There were no sales of securities during the six months ended June 30, 2013. During the second quarter of 2012, TCF recognized a non-recurring pre-tax gain of $13.1 million related to the sale of Visa Class B stock. During the first six months of 2012, TCF recognized non-recurring pre-tax gains of $89.7 million related to sales of mortgage-backed securities as part of the balance sheet repositioning.

Non-Interest Expense  Non-interest expense totaled $208.5 million and $203 million for the second quarter of 2013 and 2012, respectively, an increase of $5.5 million, or 2.7%. Non-interest expense totaled $412.6 million and $951.7 million for the first six months of 2013 and 2012, respectively, a decrease of $539.1 million, or 56.6%, due primarily to balance sheet repositioning.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $105.5 million and $209.8 million for the second quarter and first six months of 2013, respectively, compared to $97.8 million and $193.8 million for the same periods in 2012. The increases were primarily due to increased staff levels to support the growth of auto finance and expenses related to higher commissions based on production results and incentives based on performance.

FDIC Insurance  FDIC premium expense totaled $8.4 million and $16.1 million for the second quarter and first six months of 2013, respectively, compared to $8.5 million and $14.9 million for the same periods in 2012. The increase for first six months of 2013 was primarily due to a higher overall assessment rate.

Advertising, Marketing and Deposit Account Premiums Advertising and marketing expenses totaled $5.5 million and $11.3 million for the second quarter and first six months of 2013, respectively, compared with $5.4 million and $8 million for the same periods in 2012.  Deposit account premium expense totaled $600 thousand and $1.2 million for the second quarter and first six months of 2013, respectively, compared with $1.7 million and $7.7 million for the same periods in 2012. The increase in advertising and marketing expenses and the decrease in deposit account premiums are attributable to TCF’s shift in strategy for acquiring high quality accounts, through the reintroduction of free checking, which replaced the use of deposit account premiums.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $7.6 million and $17.7 million for the second quarter and first six months of 2013, respectively, compared with $12.1 million and $23.1 million for the same periods in 2012. The decreases were driven by reduced expenses related to fewer consumer real estate and commercial foreclosed properties.

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

Income Taxes  TCF recorded income tax expense for the second quarter of 2013 of $19.4 million, or 32% of income before income tax expense, compared with income tax expense of $20.5 million, or 38% of income before income tax expense for the comparable 2012 period. For the first six months of 2013, income tax expense totaled $37 million, or 33.6% of income before income tax expense, compared with income tax benefit of $149.7 million, or 37.6% of loss before income tax benefit, for the comparable 2012 period.

Consolidated Financial Condition Analysis

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

	At June 30,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$3,982,481	$4,239,524	(6.1)%
Junior lien	2,373,945	2,434,977	(2.5)
Total consumer real estate	6,356,426	6,674,501	(4.8)
Commercial:
Commercial real estate	3,033,241	3,080,942	(1.5)
Commercial business	317,093	324,293	(2.2)
Total commercial	3,350,334	3,405,235	(1.6)
Leasing and equipment finance (1)	3,251,703	3,198,017	1.7
Inventory finance	1,713,528	1,567,214	9.3
Auto finance	882,202	552,833	59.6
Other	25,099	27,924	(10.1)
Total loans and leases	$15,579,292	$15,425,724	1.0%

(1) Operating leases of $71.5 million and $82.9 million at June 30, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At June 30, 2013, 67.3% of TCF’s consumer real estate loan balance consisted of closed-end loans, compared with 68.1% at December 31, 2012. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.4 billion at both June 30, 2013 and December 31, 2012. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate portfolio was 722 and 729 at June 30, 2013 and December 31, 2012, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 728 and

727 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, 39% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of .1%. Consumer real estate also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others to $6.9 billion at June 30, 2013, from $6.7 billion at December 31, 2012.

TCF’s commercial lending activities focus on secured lending generally in its primary markets. At both June 30, 2013 and December 31, 2012, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets. With an emphasis on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at both June 30, 2013 and December 31, 2012.

At June 30, 2013, the leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.4 billion of loans. The uninstalled backlog of approved transactions was $503.8 million at June 30, 2013, compared with $443.1 million at December 31, 2012.

Loans for inventory finance totaled $1.7 billion at June 30, 2013, an increase of 9.3% from $1.6 billion at December 31, 2012, primarily due to the seasonal growth in inventory levels as dealers prepare for the spring and summer selling seasons in lawn and garden and other segments.

The auto finance portfolio increased during the first six months of 2013 to $882.2 million at June 30, 2013, from $552.8 million at December 31, 2012. The auto finance portfolio is expected to continue growing as the number of active dealers in its network is augmented through the expansion of its sales force and the penetration of existing territories. At June 30, 2013, the auto finance network included 7,542 active dealers in 44 states, compared with 6,176 active dealers in 43 states at December 31, 2012. Auto finance also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, to $1.8 billion at June 30, 2013, from $1.3 billion at December 31, 2012.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

	At June 30, 2013
	Accruing Loans and Leases			Non-accrual Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (1)	Total	Leases	and Leases
Consumer real estate	$6,090,734	$102,362	$6,193,096	$163,330	$6,356,426
Commercial	3,057,507	190,724	3,248,231	102,103	3,350,334
Leasing and equipment finance	3,227,043	13,557	3,240,600	11,103	3,251,703
Inventory finance	1,693,433	19,087	1,712,520	1,008	1,713,528
Auto finance	880,313	1,771	882,084	118	882,202
Other	24,287	3	24,290	809	25,099
Total loans and leases	$14,973,317	$327,504	$15,300,821	$278,471	$15,579,292
Percent of total loans and leases	96.1%	2.1%	98.2%	1.8%	100.0%

	At December 31, 2012
	Accruing Loans and Leases			Non-accrual Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (1)	Total	Leases	and Leases
Consumer real estate	$6,324,287	$115,314	$6,439,601	$234,900	$6,674,501
Commercial	3,051,954	225,535	3,277,489	127,746	3,405,235
Leasing and equipment finance	3,168,804	15,561	3,184,365	13,652	3,198,017
Inventory finance	1,555,035	10,692	1,565,727	1,487	1,567,214
Auto finance	551,578	1,154	552,732	101	552,833
Other	26,351	2	26,353	1,571	27,924
Total loans and leases	$14,678,009	$368,258	$15,046,267	$379,457	$15,425,724
Percent of total loans and leases	95.1%	2.4%	97.5%	2.5%	100.0%

(1) Classified loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may not become non-accrual or result in a loss.

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $606 million at June 30, 2013, a decrease of $141.7 million from December 31, 2012. This decrease was primarily due to decreases in consumer real estate and commercial classified and non-accrual troubled debt restructuring (“TDR”) loans. The decrease in consumer real estate non-accrual loans was primarily due to the sale of $40.5 million of loans during the second quarter of 2013, while improved credit quality in the commercial and consumer real estate portfolios resulted in fewer loans entering non-accrual status.

Accruing Loans and Leases  The following table provides a summary of accruing loans and leases by portfolio and regulatory classification.

	At June 30, 2013
	Non-classified		Classified
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,038,468	$52,266	$102,362	$-	$6,193,096
Commercial	2,949,157	108,350	190,724	-	3,248,231
Leasing and equipment finance	3,207,166	19,877	13,555	2	3,240,600
Inventory finance	1,599,674	93,759	19,087	-	1,712,520
Auto finance	880,246	67	1,771	-	882,084
Other	24,279	8	3	-	24,290
Total loans and leases	$14,698,990	$274,327	$327,502	$2	$15,300,821

	At December 31, 2012
	Non-classified		Classified
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,259,230	$65,057	$115,314	$-	$6,439,601
Commercial	2,891,395	160,559	225,535	-	3,277,489
Leasing and equipment finance	3,150,649	18,155	15,491	70	3,184,365
Inventory finance	1,495,238	59,797	10,692	-	1,565,727
Auto finance	551,578	-	1,154	-	552,732
Other	26,321	30	2	-	26,353
Total loans and leases	$14,374,411	$303,598	$368,188	$70	$15,046,267

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

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Principal balances:
60-89 days	$30,605	$38,227
90 days or more	49,366	57,796
Total	$79,971	$96,023

Percentage of loans and leases:
60-89 days	.20%	.26%
90 days or more	.32	.38
Total	.52%	.64%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases.

	At June 30, 2013		At December 31, 2012
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$66,876	1.74%	$76,020	1.88%
Junior lien	8,022.34		13,141.55
Total consumer real estate	74,898	1.21	89,161	1.38
Commercial real estate	1,325.05		2,259.08
Commercial business	354.11		371.12
Total commercial	1,679.05		2,630.08
Leasing and equipment finance	1,840.06		2,568.08
Inventory finance	33	-	119.01
Auto finance	868.10		532.10
Other	26.11		31.12
Subtotal (1)	79,344.52		95,041.64
Delinquencies in acquired portfolios (2)	627.51		982.58
Total	$79,971.52%		$96,023.64%

(1)         Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)         Remaining balances of acquired loans and leases were $122.9 million and $170.7 million at June 30, 2013 and December 31, 2012, respectively.

Loan Modifications  The following table summarizes TCF’s accruing TDR loans.

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Accruing TDR loans:
Consumer real estate	$525,426	$478,262
Commercial	128,928	144,508
Leasing and equipment finance	759	1,050
Inventory finance	925	-
Auto finance	67	-
Other	29	38
Total accruing TDR loans	$656,134	$623,858
Over 60-day delinquency as a percentage of total accruing TDR loans	4.13%	4.34%

TCF modifies loans through forgiveness of interest or reductions in interest rates, extension of payment dates, or term extensions with reduction of contractual payments (but generally not a reduction of principal).

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

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as TDR loans as a result of the removal of the borrower’s personal liability on the loan. Although loans classified as TDR loans are considered impaired, TCF received more than 48% of the contractual interest due on accruing consumer real estate TDR loans during the three and six months ended June 30, 2013, by modifying the loan to a qualified customer instead of foreclosing on the property. At June 30, 2013, 5.2% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 5.7% at

December 31, 2012. Approximately 5% of the $142 million accruing consumer real estate TDR loans modified within the 15 months preceding June 30, 2013 defaulted during the three months ended June 30, 2013.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At June 30, 2013, 64.5% of total commercial TDR loans were accruing and TCF recognized more than 92% of the original contractual interest due on accruing commercial TDR loans during the three and six months ended June 30, 2013. At June 30, 2013, all accruing commercial TDR loans were current and performing. Approximately 1.3% of the $137.6 million accruing commercial TDR loans modified within the 15 months preceding June 30, 2013 defaulted during the three months ended June 30, 2013.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial TDR loans were $2.4 million, or 1.9% of the outstanding balance, at June 30, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes. When utilizing a multiple note structure as a workout alternative for certain commercial loans, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. This note may be removed from TDR loan classification in the calendar years after modification, if the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. A second note is charged-off. This second note is a separate and distinct legal contract and, for accounting purposes, still outstanding with the borrower, and should the borrower’s financial position improve, may become recoverable. At June 30, 2013, five TDR loans with a combined total contractual balance of $29.7 million and a remaining book balance of $15.8 million are included in the above table.

For additional information regarding TCF’s loan modifications refer to Note 5 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Consumer real estate:
First mortgage lien	$132,586	$199,631
Junior lien	30,744	35,269
Total consumer real estate	163,330	234,900
Commercial real estate	96,151	118,300
Commercial business	5,952	9,446
Total commercial	102,103	127,746
Leasing and equipment finance	11,103	13,652
Inventory finance	1,008	1,487
Auto finance	118	101
Other	809	1,571
Total non-accrual loans and leases	$278,471	$379,457
Other real estate owned	66,232	96,978
Total non-accrual loans and leases and other real estate owned	$344,703	$476,435

Non-accrual loans and leases to total loans and leases	1.79%	2.46%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	2.20	3.07
Allowance for loan and lease losses to non-accrual loans and leases	95.38	70.40

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

	At June 30,	At December 31,
(In thousands)	2013	2012
Consumer real estate	$115,928	$173,587
Commercial	70,890	92,311
Leasing and equipment finance	2,915	2,794
Auto finance	118	101
Other	3	-
Total non-accrual TDR loans	$189,854	$268,793

Non-accrual loans and leases at June 30, 2013 decreased $101 million, or 26.6%, from December 31, 2012, primarily due to the sale of $40.5 million of non-accrual consumer real estate loans during the second quarter of 2013 and improved credit quality in the commercial and consumer real estate portfolios resulting in fewer loans entering non-accrual status.

Consumer real estate and auto loans are generally charged-off to the fair value of the collateral upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2013 are summarized in the following tables.

	At or for the Three Months Ended June 30, 2013
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$220,125	$108,505	$11,695	$1,480	$106	$1,477	$343,388
Additions	32,999	3,031	4,089	1,405	25	-	41,549
Charge-offs	(8,426)	(3,354)	(846)	(57)	-	(97)	(12,780)
Transfers to other assets	(15,499)	55	(266)	(259)	-	(45)	(16,014)
Return to accrual status	(20,053)	(15)	(512)	(780)	-	-	(21,360)
Payments received	(5,614)	(7,417)	(3,051)	(773)	(13)	(109)	(16,977)
Sales	(40,042)	-	-	-	-	(419)	(40,461)
Other, net	(160)	1,298	(6)	(8)	-	2	1,126
Balance, end of period	$163,330	$102,103	$11,103	$1,008	$118	$809	$278,471

	At or For the Six Months Ended June 30, 2013
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457
Additions	82,497	6,049	6,580	3,080	48	7	98,261
Charge-offs	(22,075)	(11,552)	(2,429)	(347)	(6)	(144)	(36,553)
Transfers to other assets	(33,937)	(1,225)	(568)	(402)	-	31	(36,101)
Return to accrual status	(47,195)	(6,011)	(995)	(1,851)	-	-	(56,052)
Payments received	(10,510)	(15,296)	(5,130)	(1,177)	(31)	(232)	(32,376)
Sales	(40,042)	(133)	-	-	-	(419)	(40,594)
Other, net	(308)	2,525	(7)	218	6	(5)	2,429
Balance, end of period	$163,330	$102,103	$11,103	$1,008	$118	$809	$278,471

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

The Company considers the allowance for loan and lease losses of $265.6 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2013. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At June 30, 2013		At December 31, 2012
		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$129,655	3.26%	$119,957	2.83%
Junior lien	51,397	2.17	62,056	2.55
Consumer real estate	181,052	2.85	182,013	2.73
Commercial real estate	46,287	1.53	47,821	1.55
Commercial business	3,785	1.19	3,754	1.16
Total commercial	50,072	1.49	51,575	1.51
Leasing and equipment finance	17,975.55		21,037.66
Inventory finance	8,197.48		7,569.48
Auto finance	7,509.85		4,136.75
Other	794	3.16	798	2.86
Total allowance for loan and lease losses	$265,599	1.70	$267,128	1.73
Other credit loss reserves:
Reserves for unfunded commitments	1,260	N.A.	2,456	N.A.
Total credit loss reserves	$266,859	1.71%	$269,584	1.75%

N.A. Not Applicable.

At June 30, 2013, the allowance as a percent of total loans and leases decreased to 1.70% compared with 1.73% at December 31, 2012. The decrease in allowance for loan and lease losses was primarily driven by lower reserve balances in the leasing and equipment finance portfolios as a result of reduced loss experience, partially offset by an increase in reserve balance in the auto finance portfolio.

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned assets are summarized in the following table.

	At	At
	June 30,	December 31,
(In thousands)	2013	2012
Other real estate owned: (1)
Residential real estate	$44,759	$69,599
Commercial real estate	21,473	27,379
Total other real estate owned	66,232	96,978
Repossessed and returned assets	2,254	3,510
Total other real estate owned and repossessed and returned assets	$68,486	$100,488

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. TCF owned 246 and 418 consumer real estate properties at June 30, 2013 and December 31, 2012, respectively. The decrease resulted from sales of 590 properties (including a portfolio sale of 184 consumer properties) offset by the addition of 418 properties. The average length of time to sell consumer real estate properties during the second quarter of 2013 was approximately 5.7 months from the date the properties were listed for sale. The consumer real estate portfolio is secured by a total of 79,674 properties of which 433, or .54%, were owned or foreclosed properties subject to redemption and included within other real estate owned at June 30, 2013, compared with 82,041 properties of which 639, or .78%, were owned or in the process of foreclosure and included within other real estate owned at December 31, 2012.

The changes in the amount of other real estate owned for the three and six months ended June 30, 2013 are summarized in the following table.

	At or For the Three Months Ended June 30, 2013
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$46,404	$25,359	$71,763
Transferred in, net of charge-offs	16,558	(55)	16,503
Sales	(17,248)	(647)	(17,895)
Write-downs	(1,186)	(3,084)	(4,270)
Other, net	231	(100)	131
Balance, end of period	$44,759	$21,473	$66,232

	At or For the Six Months Ended June 30, 2013
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$69,599	$27,379	$96,978
Transferred in, net of charge-offs	36,133	1,225	37,358
Sales	(57,278)	(1,073)	(58,351)
Write-downs	(3,626)	(5,938)	(9,564)
Other, net	(69)	(120)	(189)
Balance, end of period	$44,759	$21,473	$66,232

Deposits  Deposits totaled $14.3 billion at June 30, 2013, an increase of $234.8 million, or 1.7%, from December 31, 2012, primarily due to special programs for certificates of deposits and the reintroduction of free checking.

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. These deposits totaled $11.8 billion at June 30, 2013, up $83.8 million from December 31, 2012, and comprised 82.9% of total deposits at June 30, 2013, compared with 83.7% of total deposits at December 31, 2012. The average balance of these deposits for the second quarter of 2013 was $11.8 billion, an increase of $320.5 million over the $11.4 billion average balance for the second quarter of 2012. The average balance of these deposits for the first six months of 2013 was $11.7 billion, an increase of $451.3 million over the $11.3 billion average balance for the first six months of 2012.

Certificates of deposit totaled $2.4 billion at June 30, 2013 and $2.3 billion at December 31, 2012.

Non-interest bearing deposits represented 18.1% of total deposits at June 30, 2013, compared with 17.7% at December 31, 2012. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .27% at June 30, 2013, compared with .33% at December 31, 2012. The decrease in the weighted-average rate for deposits is primarily due to a decline in the interest rate on savings accounts.

Borrowings and Liquidity  Borrowings totaled $1.8 billion and $1.9 billion at June 30, 2013 and December 31, 2012, respectively. The weighted-average rate on borrowings was 1.41% at June 30, 2013, compared with 1.42% at December 31, 2012. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At June 30, 2013, TCF Bank had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $5.6 billion as collateral for FHLB advances. At June 30, 2013, TCF had $2.2 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

At June 30, 2013, TCF, through its subsidiary TCF Commercial Finance Canada, Inc., had $19 million (USD) available under a Canadian dollar-denominated line of credit facility. Advances under this credit facility are fully collateralized by cash deposited with the counterparty, and TCF Commercial Finance Canada, Inc. could draw $14.3 million on the unused credit line without additional collateral being pledged.

At June 30, 2013, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.4 billion, an increase of $229 million from the second quarter of 2012 and relatively flat with December 31, 2012.

See Note 7 of Notes to Consolidated Financial Statements, Long-Term Borrowings, for additional information regarding TCF’s long-term borrowings.

Capital Resources

Preferred Stock  At June 30, 2013, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At June 30, 2013, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at June 30, 2013 was $1.9 billion, or 10.36% of total assets, compared with $1.9 billion, or 10.30% of total assets, at December 31, 2012. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended June 30, 2013 and June 30, 2012. TCF’s dividend payout ratio was 27% for the quarter ended June 30, 2013. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2013, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible realized common equity at June 30, 2013 was $1.4 billion, or 7.77% of total tangible assets, compared with $1.4 billion, or 7.52% of total tangible assets, at December 31, 2012.  Tangible realized common equity is not a generally accepted accounting principle in the United States (“GAAP”) financial measure (i.e., non-GAAP) and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible realized common equity to tangible assets and the Tier 1 common capital ratio.  These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible realized common equity and tangible assets to the GAAP measures of total equity and total assets.

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Computation of tangible realized common equity to tangible assets:
Total equity	$1,906,181	$1,876,643
Less: Non-controlling interest in subsidiaries	16,662	13,270
Total TCF Financial Corporation stockholders’ equity	1,889,519	1,863,373
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	7,345	8,674
Accumulated other comprehensive (loss) income	(18,333)	12,443
Tangible realized common equity	$1,411,627	$1,353,376

Total assets	$18,399,607	$18,225,917
Less:
Goodwill	225,640	225,640
Other intangibles	7,345	8,674
Tangible assets	$18,166,622	$17,991,603
Tangible realized common equity to tangible assets	7.77%	7.52%

At June 30, 2013 and December 31, 2012, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 8 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

The following table is a reconciliation of the non-GAAP financial measure of Tier 1 common capital to the GAAP measure of Tier 1 risk-based capital.

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,695,092	$1,633,336
Total risk-weighted assets	15,038,256	14,733,203
Total Tier 1 risk-based capital ratio	11.27%	11.09%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,695,092	$1,633,336
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	16,662	13,270
Total Tier 1 common capital	$1,415,190	$1,356,826
Total risk-weighted assets	$15,038,256	$14,733,203
Total Tier 1 common capital ratio	9.41%	9.21%

TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial Corporation and incorporates TCF Bank’s Capital Adequacy Plan and Dividend Policy (the “Policies”). The Policies are intended to ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Recent Accounting Developments

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

On July 17, 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes.  In addition, this ASU removes the restriction on using different benchmark interest rates for similar hedges.  This ASU became effective and was adopted by TCF on July 17, 2013, and may be applied on a prospective basis for qualifying new and redesignated hedging relationships.  The adoption of this ASU is not expected to have a material impact on TCF.

On April 22, 2013, the FASB issued ASU No. 2013-07, Liquidation Basis of Accounting, which provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose.  The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

On March 4, 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The adoption of this ASU will be required on a prospective basis beginning with TCF’s

Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

On February 28, 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date, which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The ASU requires application retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this ASU will be required for TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.  The adoption of this ASU is not expected to have a material impact on TCF.

Legislative and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Bank Secrecy Act Consent Order  TCF is currently subject to a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) relating to its Bank Secrecy Act of 1970 (“BSA”) compliance.

Federal Reserve Notice of Proposed Rulemaking  In July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the “Final Capital Rules”) implementing revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain instruments.  Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

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

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks.  Deterioration in general economic and banking industry conditions, including defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

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

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to regulatory requirements or customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions, which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-3 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2013, net interest income is estimated to increase by 4.5%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings and events outside management’s control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a positive $1.6 billion, or 9% of total assets, at June 30, 2013, compared with a positive $903.9 million, or 5% of total assets, at December 31, 2012. The change in the gap from year-end is primarily due to shrinkage of fixed-rate assets and growth in deposits with an estimated average life of greater than one year. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the $4.4 billion of fixed-rate mortgage-backed securities, residential real estate loans, and consumer loans at June 30, 2013, by approximately $76 million, or 23%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $4.4 billion of fixed-rate mortgage-backed securities, residential real estate loans, and consumer loans at June 30, 2013, by approximately $40 million, or 12%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the SEC, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions being brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.  TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF Bank is currently subject to a Consent Order, dated July 20, 2010, with the OCC relating to identified instances of non-compliance with the Bank Secrecy Act of 1970 that constituted a program violation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2013.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
April 1 to April 30, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	46,926	$14.80	N.A.	N.A.
May 1 to May 31, 2013
Share repurchase program (1)	-	$-	-	5,384,130
June 1 to June 30, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	46,926	$14.80	N.A.	N.A.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 59 of this report.

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

/s/ Michael S. Jones
Michael S. Jones, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: July 30, 2013

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
10(b)	TCF Financial Incentive Stock Program, as amended and restated April 24, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2013]
10(l)

TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2013]

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013, formatted in XBRL:  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Financial Condition, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herewith