Form 10-Q
period 2013-09-30
TCF FINANCIAL CORP
filed 2013-11-05
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2013
Common Stock, $.01 par value	164,866,198 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At September 30,	At December 31,
(Dollars in thousands, except per-share data)	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$983,846	$1,100,347
Investments	101,950	120,867
Securities available for sale	631,677	712,091
Loans and leases held for sale	170,699	10,289
Loans and leases:
Consumer real estate	6,415,632	6,674,501
Commercial	3,137,088	3,405,235
Leasing and equipment finance	3,286,506	3,198,017
Inventory finance	1,716,542	1,567,214
Auto finance	1,069,053	552,833
Other	26,827	27,924
Total loans and leases	15,651,648	15,425,724
Allowance for loan and lease losses	(261,285)	(267,128)
Net loans and leases	15,390,363	15,158,596
Premises and equipment, net	437,051	440,466
Goodwill	225,640	225,640
Other assets	428,862	457,621
Total assets	$18,370,088	$18,225,917

Liabilities and Equity

Deposits:
Checking	$4,911,479	$4,834,632
Savings	6,263,690	6,104,104
Money market	870,727	820,553
Certificates of deposit	2,379,134	2,291,497
Total deposits	14,425,030	14,050,786
Short-term borrowings	8,249	2,619
Long-term borrowings	1,523,235	1,931,196
Total borrowings	1,531,484	1,933,815
Accrued expenses and other liabilities	472,331	364,673
Total liabilities	16,428,845	16,349,274
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 164,820,917 and 163,428,763 shares issued, respectively	1,648	1,634
Additional paid-in capital	771,570	750,040
Retained earnings, subject to certain restrictions	950,777	877,445
Accumulated other comprehensive (loss) income	(17,598)	12,443
Treasury stock at cost, 42,566 shares, and other	(41,672)	(41,429)
Total TCF Financial Corporation stockholders’ equity	1,927,965	1,863,373
Non-controlling interest in subsidiaries	13,278	13,270
Total equity	1,941,243	1,876,643
Total liabilities and equity	$18,370,088	$18,225,917

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2013	2012	2013	2012
Interest income:
Loans and leases	$203,879	$210,140	$615,459	$624,890
Securities available for sale	4,448	5,607	13,880	30,535
Investments and other	7,126	4,105	19,272	10,171
Total interest income	215,453	219,852	648,611	665,596
Interest expense:
Deposits	9,644	10,757	28,176	30,015
Borrowings	6,182	8,536	19,673	56,625
Total interest expense	15,826	19,293	47,849	86,640
Net interest income	199,627	200,559	600,762	578,956
Provision for credit losses	24,602	96,275	95,576	198,923
Net interest income after provision for credit losses	175,025	104,284	505,186	380,033
Non-interest income:
Fees and service charges	42,457	43,745	123,352	133,691
Card revenue	13,167	12,927	38,854	39,664
ATM revenue	5,941	6,122	17,274	18,597
Subtotal	61,565	62,794	179,480	191,952
Leasing and equipment finance	29,079	20,498	68,413	66,572
Gains on sales of auto loans	7,140	7,486	22,421	15,232
Gains on sales of consumer real estate loans	4,152	4,559	16,347	4,559
Other	4,304	3,688	12,065	9,211
Fees and other revenue	106,240	99,025	298,726	287,526
(Losses) gains on securities, net	(80)	13,033	(80)	102,760
Total non-interest income	106,160	112,058	298,646	390,286
Non-interest expense:
Compensation and employee benefits	110,833	98,409	320,599	292,163
Occupancy and equipment	33,253	33,006	99,190	97,983
FDIC insurance	8,102	6,899	24,174	21,754
Operating lease depreciation	6,706	6,325	18,491	19,473
Advertising and marketing	4,593	4,248	15,857	12,269
Deposit account premiums	664	485	1,866	8,146
Other	43,675	36,173	123,560	110,425
Subtotal	207,826	185,545	603,737	562,213
Loss on termination of debt	55	-	55	550,735
Foreclosed real estate and repossessed assets, net	4,162	10,670	21,884	33,776
Other credit costs, net	189	593	(876)	1,781
Total non-interest expense	212,232	196,808	624,800	1,148,505
Income (loss) before income tax expense (benefit)	68,953	19,534	179,032	(378,186)
Income tax expense (benefit)	24,551	6,304	61,554	(143,398)
Income (loss) after income tax expense (benefit)	44,402	13,230	117,478	(234,788)
Income attributable to non-controlling interest	1,607	1,536	5,805	4,881
Net income (loss) attributable to TCF Financial Corporation	42,795	11,694	111,673	(239,669)
Preferred stock dividends	4,847	2,372	14,218	2,372
Net income (loss) available to common stockholders	$37,948	$9,322	$97,455	$(242,041)
Net income (loss) per common share:
Basic	$.24	$.06	$.61	$(1.52)
Diluted	$.23	$.06	$.60	$(1.52)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss) attributable to TCF Financial Corporation	$42,795	$11,694	$111,673	$(239,669)
Other comprehensive income (loss):
Reclassification adjustment for securities gains included in net income (loss) attributable to TCF Financial Corporation	-	(12,912)	-	(89,879)
Unrealized holding gains (losses) arising during the period on securities available for sale	850	16,283	(47,399)	28,383
Foreign currency hedge	(647)	(630)	764	(766)
Foreign currency translation adjustment	615	640	(980)	701
Recognized postretirement prior service cost and transition obligation	(11)	(7)	(35)	(21)
Income tax (expense) benefit	(72)	(1,010)	17,609	22,823
Total other comprehensive income (loss)	735	2,364	(30,041)	(38,759)
Comprehensive income (loss)	$43,530	$14,058	$81,632	$(278,428)

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2011	-	160,366,380	$-	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Net loss attributable to TCF Financial Corporation	-	-	-	-	-	(239,669)	-	-	(239,669)	4,881	(234,788)
Other comprehensive loss	-	-	-	-	-	-	(38,759)	-	(38,759)	-	(38,759)
Public offering of preferred stock	6,900	-	166,721	-	-	-	-	-	166,721	-	166,721
Net distribution to non-controlling interest	-	-	-	-	-	-	-	-	-	(2,170)	(2,170)
Dividends on preferred stock	-	-	-	-	-	(2,372)	-	-	(2,372)	-	(2,372)
Dividends on common stock	-	-	-	-	-	(23,896)	-	-	(23,896)	-	(23,896)
Grants of restricted stock	-	1,784,525	-	18	(18)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	1,367,748	-	13	15,076	-	-	-	15,089	-	15,089
Cancellation of shares of restricted stock	-	(61,912)	-	-	(201)	9	-	-	(192)	-	(192)
Cancellation of common shares for tax withholding	-	(174,786)	-	(2)	(1,888)	-	-	-	(1,890)	-	(1,890)
Net amortization of stock compensation	-	-	-	-	8,871	-	-	-	8,871	-	8,871
Stock compensation tax expense	-	-	-	-	(572)	-	-	-	(572)	-	(572)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	10,028	-	-	(10,028)	-	-	-
Balance, September 30, 2012	6,900	163,281,955	$166,721	$1,633	$746,543	$861,895	$18,067	$(43,395)	$1,751,464	$13,205	$1,764,669

Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	-	-	-	-	-	111,673	-	-	111,673	5,805	117,478
Other comprehensive loss	-	-	-	-	-	-	(30,041)	-	(30,041)	-	(30,041)
Net distribution to non-controlling interest	-	-	-	-	-	-	-	-	-	(5,797)	(5,797)
Dividends on preferred stock	-	-	-	-	-	(14,218)	-	-	(14,218)	-	(14,218)
Dividends on common stock	-	-	-	-	-	(24,148)	-	-	(24,148)	-	(24,148)
Grants of restricted stock	-	494,277	-	5	(6)	-	-	-	(1)	-	(1)
Common shares purchased by TCF employee benefit plans	-	1,070,506	-	10	15,224	-	-	-	15,234	-	15,234
Cancellation of shares of restricted stock	-	(111,873)	-	-	(274)	25	-	-	(249)	-	(249)
Cancellation of common shares for tax withholding	-	(60,756)	-	(1)	(870)	-	-	-	(871)	-	(871)
Net amortization of stock compensation	-	-	-	-	7,688	-	-	-	7,688	-	7,688
Stock compensation tax expense	-	-	-	-	(475)	-	-	-	(475)	-	(475)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	243	-	-	(243)	-	-	-
Balance, September 30, 2013	4,006,900	164,820,917	$263,240	$1,648	$771,570	$950,777	$(17,598)	$(41,672)	$1,927,965	$13,278	$1,941,243

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss) attributable to TCF Financial Corporation	$111,673	$(239,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	95,576	198,923
Depreciation and amortization	85,229	78,964
Proceeds from sales of loans and leases held for sale	165,764	114,061
Originations of loans held for sale, net of repayments	(242,890)	(116,695)
Net increase (decrease) in other assets and accrued expenses and other liabilities	168,126	(84,669)
Gains on sales of assets, net	(43,805)	(126,795)
Loss on termination of debt	55	550,735
Net income attributable to non-controlling interest	5,805	4,881
Other, net	(29,768)	15,428
Total adjustments	204,092	634,833
Net cash provided by operating activities	315,765	395,164
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(859,419)	(1,274,896)
Purchases of equipment for lease financing	(631,545)	(541,566)
Purchase of inventory finance loans	(9,658)	(37,526)
Proceeds from sales of loans	956,406	420,404
Proceeds from sales of lease receivables	30,921	55,329
Proceeds from sales of securities available for sale	-	1,901,460
Proceeds from sales of other securities	-	13,116
Purchases of securities available for sale	(47,734)	(455,336)
Proceeds from maturities of and principal collected on securities available for sale	80,295	168,540
Purchases of Federal Home Loan Bank stock	(5,789)	(146,405)
Redemption of Federal Home Loan Bank stock	25,975	181,562
Proceeds from sales of real estate owned	85,135	86,528
Purchases of premises and equipment	(24,479)	(34,505)
Other, net	22,375	24,156
Net cash (used in) provided by investing activities	(377,517)	360,861
Cash flows from financing activities:
Net increase in deposits	374,244	1,504,419
Net increase (decrease) in short-term borrowings	5,630	(887)
Proceeds from long-term borrowings	176,168	1,278,233
Payments on long-term borrowings	(510,367)	(4,153,045)
Net proceeds from public offerings of preferred stock	-	166,721
Proceeds from issuance of subordinated debt	-	109,888
Redemption of subordinated debt	(71,020)	-
Redemption of trust preferred securities	-	(115,010)
Net distributions to non-controlling interest	(5,797)	(2,170)
Dividends paid on preferred stock	(14,218)	(2,372)
Dividends paid on common stock	(24,148)	(23,896)
Stock compensation tax expense	(475)	(572)
Common shares sold to TCF employee benefit plans	15,234	15,089
Net cash used in financing activities	(54,749)	(1,223,602)
Net decrease in cash and due from banks	(116,501)	(467,577)
Cash and due from banks at beginning of period	1,100,347	1,389,704
Cash and due from banks at end of period	$983,846	$922,127

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$47,292	$91,133
Income taxes, net	$(31,142)	$14,227
Transfer of loans to other assets	$84,910	$104,649

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2012, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks. Any policies in effect at December 31, 2012, remain unchanged and will be followed similarly as in previous periods, with the exception of the Company’s non-accrual policy which was amended during the third quarter of 2013, as noted below.

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

Significant Accounting Policy Update

In the third quarter of 2013, TCF modified its consumer real estate portfolio non-accrual policy. Under the new policy, consumer real estate loans are generally placed on non-accrual status once they become 90 days past due (previously 150 days past due) and charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. In addition, consumer real estate junior lien loans are now placed on non-accrual status and charged off to the estimated fair value when the junior lien loan is 30 days or more past due and when TCF has evidence the related third-party first mortgage lien is 90 days or more past due or foreclosure action has been initiated.

(2) Cash and Due from Banks

At September 30, 2013 and December 31, 2012, TCF Bank was required by Federal Reserve regulations to maintain reserves of $83.1 million and $79.7 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings and foreign exchange contracts. TCF maintained restricted cash totaling $52 million and $28.8 million at September 30, 2013 and December 31, 2012, respectively.

(3)  Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$658,584	$2,647	$32,214	$629,017	$691,570	$21,693	$3,209	$710,054
Other	98	-	-	98	127	-	-	127
Other securities	1,642	986	66	2,562	1,642	268	-	1,910
Total	$660,324	$3,633	$32,280	$631,677	$693,339	$21,961	$3,209	$712,091
Weighted-average yield	2.71%				2.70%

There were no sales of securities available for sale during the first nine months of 2013. Gross realized gains on sales of securities available for sale of $13.2 million and $90.2 million were recognized during the third quarter and first nine months of 2012, respectively. Impairment charges of $206 thousand were recognized during the third quarter and first nine months of 2012.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

The following table shows the gross unrealized losses and fair value of securities available for sale that are in a loss position at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time the securities were in a continuous loss position.

	At September 30, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored
enterprises and federal
agencies	$365,686	$13,368	$162,427	$18,846	$528,113	$32,214
Other	-	-	-	-	-	-
Other securities	590	66	-	-	590	66
Total	$366,276	$13,434	$162,427	$18,846	$528,703	$32,280

At December 31, 2012
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored
enterprises and federal
agencies	$186,418	$3,209	$-	$-	$186,418	$3,209
Other	-	-	-	-	-	-
Other securities	-	-	-	-	-	-
Total	$186,418	$3,209	$-	$-	$186,418	$3,209

The amortized cost and fair value of securities available for sale by contractual maturity, at September 30, 2013 and December 31, 2012, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2013		At December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1-5 years	$147	$149	$102	$107
Due in 5-10 years	13,715	13,911	114	115
Due after 10 years	644,820	615,055	691,481	709,959
No stated maturity	1,642	2,562	1,642	1,910
Total	$660,324	$631,677	$693,339	$712,091

(4)  Loans and Leases

	At September 30,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$3,862,174	$4,239,524	(8.9	) %
Junior lien	2,553,458	2,434,977	4.9
Total consumer real estate	6,415,632	6,674,501	(3.9)
Commercial:
Commercial real estate:
Permanent	2,589,086	2,934,849	(11.8)
Construction and development	198,303	146,093	35.7
Total commercial real estate	2,787,389	3,080,942	(9.5)
Commercial business	349,699	324,293	7.8
Total commercial	3,137,088	3,405,235	(7.9)
Leasing and equipment finance: (1)
Equipment finance loans	1,441,269	1,306,423	10.3
Lease financings:
Direct financing leases	1,808,993	1,905,532	(5.1)
Sales-type leases	58,228	24,371	138.9
Lease residuals	111,027	103,207	7.6
Unearned income and deferred lease costs	(133,011)	(141,516)	6.0
Total lease financings	1,845,237	1,891,594	(2.5)
Total leasing and equipment finance	3,286,506	3,198,017	2.8
Inventory finance	1,716,542	1,567,214	9.5
Auto finance	1,069,053	552,833	93.4
Other	26,827	27,924	(3.9)
Total loans and leases	$15,651,648	$15,425,724	1.5%

(1)                       Operating leases of $71.1 million and $82.9 million at September 30, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At September 30, 2013, the consumer real estate junior lien portfolio was comprised of $2 billion of home equity lines of credit (“HELOCs”) and $522.3 million of amortizing junior lien mortgage loans. At September 30, 2013, $1 billion of the consumer real estate junior lien HELOCs were interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years. At September 30, 2013, $1 billion had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period, and have not yet converted to amortizing loans.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payments to third-party financial institutions at fixed rates. For those transactions which achieve sale treatment, the related loan and lease cash flow stream is derecognized. During the three months ended September 30, 2013 and 2012, TCF sold $9.5 million and $16.8 million, respectively, of loans and minimum lease payment receivables, received cash of $9.6 million and $18.6 million, respectively, and recognized a net loss of $90 thousand and a net gain of $1.6 million, respectively. Related to these sales, TCF had servicing liabilities of $195 thousand and $231 thousand for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, TCF sold $43.4 million and $73.5 million, respectively, of loans and minimum lease payment receivables, received cash of $44.4 million and $76.1 million, respectively, and recognized a net loss of $44 thousand and a net gain of $1.9 million, respectively. Related to these sales, TCF had servicing liabilities of $963 thousand and $688 thousand for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, TCF had total servicing liabilities related to leasing and equipment finance of $1.6 million and $1.2 million, respectively. At September 30, 2013 and December 31, 2012, TCF had lease residuals related to sales of outstanding minimum lease payments receivable of $15.2 million included in loans and leases and $14.8 million included in other assets, respectively.

During the three months ended September 30, 2013 and 2012, TCF sold $182.5 million and $161.1 million, respectively, of consumer auto loans and servicing retained with limited representations and indemnifications, received cash of $177.4 million and $157.6 million, respectively, and recognized net gains of $7.1 million and $7.5 million, respectively. Related to these sales, TCF retained interest-only strips of $13.7 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, TCF sold $559.3 million and $377.1 million, respectively, of consumer auto loans and servicing retained with limited representations and indemnifications, received cash of $544.2 million and $368.9 million, respectively, and recognized net gains of $22.4 million and $15.2 million, respectively. Related to these sales, TCF retained interest-only strips of $42.2 million and $27.3 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $64.8 million and $1.6 million, respectively. At December 31, 2012, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $46.7 million and $3.6 million, respectively. TCF recorded impairment charges related to auto finance interest-only strips of $3.4 million and $5.2 million during the three and nine months ended September 30, 2013, respectively, and $286 thousand for both the three and nine months ended September 30, 2012. These impairments were related to higher prepayments than originally assumed. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $2.1 billion and $1.3 billion at September 30, 2013 and December 31, 2012, respectively.

During the three months ended September 30, 2013 and 2012, TCF sold $142.4 million and $136 million, respectively, of consumer real estate loans, with limited representations and indemnifications, received cash of $142.4 million and $141.4 million, respectively, and recognized net gains of $4.2 million and $4.6 million, respectively. Related to these sales, TCF retained interest-only strips of $4.8 million and $0 for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, TCF sold $560.8 million and $136 million, respectively, of consumer real estate loans, with limited representations, indemnifications, and limited credit guarantees, received cash of $564.1 million and $141.4 million, respectively, and recognized net gains of $16.3 million and $4.6 million, respectively. Related to these sales, TCF retained interest-only strips of $16.4 million and $0 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $15.3 million and $563 thousand, respectively. TCF recorded impairment charges related to consumer real estate interest-only strips of $0 and $466 thousand during the three and nine months ended September 30, 2013, respectively, and no impairment charge for the same periods in 2012. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $6.9 billion and $6.7 billion at September 30, 2013 and December 31, 2012, respectively.

TCF’s agreements to sell consumer real estate and auto loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the nine months ended September 30, 2013 and 2012, losses related to repurchases pursuant to such representations and warranties were immaterial as the majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealership that originated the loan requiring the dealer to repurchase such contracts from TCF.

(5) Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended September 30, 2013:
Balance, at beginning of quarter	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599
Charge-offs	(20,452)	(7,286)	(1,733)	(216)	(1,281)	(2,550)	(33,518)
Recoveries	2,208	773	1,075	130	159	1,557	5,902
Net charge-offs	(18,244)	(6,513)	(658)	(86)	(1,122)	(993)	(27,616)
Provision for credit losses	15,377	3,505	899	390	3,430	1,001	24,602
Other	(215)	(426)	-	46	(705)	-	(1,300)
Balance, at end of quarter	$177,970	$46,638	$18,216	$8,547	$9,112	$802	$261,285

At or For the Three Months Ended September 30, 2012:
Balance, at beginning of quarter	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161
Charge-offs	(76,131)	(20,813)	(8,368)	(602)	(280)	(2,520)	(108,714)
Recoveries	1,460	266	847	158	-	1,529	4,260
Net charge-offs	(74,671)	(20,547)	(7,521)	(444)	(280)	(991)	(104,454)
Provision for credit losses	66,231	23,604	3,402	313	1,887	838	96,275
Other	(705)	-	-	62	(499)	1	(1,141)
Balance, at end of quarter	$178,942	$53,756	$21,331	$7,003	$3,059	$750	$264,841

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2013:
Balance, at beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(79,160)	(18,896)	(5,021)	(745)	(3,154)	(6,846)	(113,822)
Recoveries	6,743	2,085	2,909	318	431	5,022	17,508
Net charge-offs	(72,417)	(16,811)	(2,112)	(427)	(2,723)	(1,824)	(96,314)
Provision for credit losses	71,729	12,299	(709)	1,480	8,949	1,828	95,576
Other	(3,355)	(425)	-	(75)	(1,250)	-	(5,105)
Balance, at end of period	$177,970	$46,638	$18,216	$8,547	$9,112	$802	$261,285

At or For the Nine Months Ended September 30, 2012:
Balance, at beginning of period	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(149,273)	(31,156)	(12,811)	(1,555)	(364)	(8,064)	(203,223)
Recoveries	4,057	630	3,966	243	1	6,079	14,976
Net charge-offs	(145,216)	(30,526)	(8,845)	(1,312)	(363)	(1,985)	(188,247)
Provision for credit losses	141,428	37,328	9,003	5,281	4,262	1,621	198,923
Other	(705)	-	-	38	(840)	-	(1,507)
Balance, at end of period	$178,942	$53,756	$21,331	$7,003	$3,059	$750	$264,841

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At September 30, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$59,740	$33,737	$16,234	$8,262	$9,080	$802	$127,855
Individually evaluated for impairment	118,230	12,901	1,982	285	32	-	133,430
Total	$177,970	$46,638	$18,216	$8,547	$9,112	$802	$261,285
Loans and leases outstanding:
Collectively evaluated for impairment	$5,746,031	$2,931,496	$3,272,688	$1,710,801	$1,068,257	$26,798	$14,756,071
Individually evaluated for impairment	669,601	205,592	12,689	5,741	301	29	893,953
Loans acquired with deteriorated credit quality	-	-	1,129	-	495	-	1,624
Total	$6,415,632	$3,137,088	$3,286,506	$1,716,542	$1,069,053	$26,827	$15,651,648

	At December 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$181,139	$37,210	$20,337	$7,339	$4,136	$798	$250,959
Individually evaluated for impairment	874	14,365	700	230	-	-	16,169
Total	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Loans and leases outstanding:
Collectively evaluated for impairment	$6,669,424	$3,133,011	$3,187,393	$1,565,727	$551,456	$27,924	$15,134,935
Individually evaluated for impairment	5,077	272,224	7,754	1,487	101	-	286,643
Loans acquired with deteriorated credit quality	-	-	2,870	-	1,276	-	4,146
Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss than accruing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF’s key credit quality indicator is the receivable’s payment performance status as accruing or non-accruing. TCF modified its consumer real estate portfolio non-accrual policy in the third quarter of 2013. See Note 1 of Notes to the Consolidated Financial Statements, Basis of Presentation, for additional information.

	At September 30, 2013
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,668,292	$22,111	$1,465	$3,691,868	$170,306	$3,862,174
Junior lien	2,513,904	3,822	-	2,517,726	35,732	2,553,458
Total consumer real estate	6,182,196	25,933	1,465	6,209,594	206,038	6,415,632
Commercial:
Commercial real estate	2,723,869	6,383	1	2,730,253	57,136	2,787,389
Commercial business	343,745	817	-	344,562	5,137	349,699
Total commercial	3,067,614	7,200	1	3,074,815	62,273	3,137,088
Leasing and equipment finance	3,261,534	2,598	198	3,264,330	11,820	3,276,150
Inventory finance	1,714,669	71	-	1,714,740	1,802	1,716,542
Auto finance	1,066,917	928	501	1,068,346	212	1,068,558
Other	26,099	-	-	26,099	728	26,827
Subtotal	15,319,029	36,730	2,165	15,357,924	282,873	15,640,797
Portfolios acquired with deteriorated credit quality	10,774	34	43	10,851	-	10,851
Total	$15,329,803	$36,764	$2,208	$15,368,775	$282,873	$15,651,648

	At December 31, 2012
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$3,963,873	$28,132	$47,888	$4,039,893	$199,631	$4,239,524
Junior lien	2,386,567	6,170	6,971	2,399,708	35,269	2,434,977
Total consumer real estate	6,350,440	34,302	54,859	6,439,601	234,900	6,674,501
Commercial:
Commercial real estate	2,960,383	604	1,655	2,962,642	118,300	3,080,942
Commercial business	314,476	17	354	314,847	9,446	324,293
Total commercial	3,274,859	621	2,009	3,277,489	127,746	3,405,235
Leasing and equipment finance	3,155,744	2,726	534	3,159,004	13,652	3,172,656
Inventory finance	1,565,608	109	10	1,565,727	1,487	1,567,214
Auto finance	550,923	228	304	551,455	101	551,556
Other	26,322	20	11	26,353	1,571	27,924
Subtotal	14,923,896	38,006	57,727	15,019,629	379,457	15,399,086
Portfolios acquired with deteriorated credit quality	26,348	221	69	26,638	-	26,638
Total	$14,950,244	$38,227	$57,796	$15,046,267	$379,457	$15,425,724

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Contractual interest due on non-accrual loans and leases	$8,856	$12,790	$27,131	$30,424
Interest income recognized on loans and leases in non-accrual status	2,346	4,156	10,140	7,644
Foregone interest income	$6,510	$8,634	$16,991	$22,780

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts.

(In thousands)	At September 30, 2013	At December 31, 2012
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$69,484	$69,170
60+ days delinquent and accruing	695	644
Non-accrual	11,315	18,982
Total consumer real estate loans to customers in bankruptcy	$81,494	$88,796

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

The following tables provide a summary of accruing and non-accrual TDR loans by portfolio.

	At September 30, 2013
(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$514,234	$129,715	$643,949
Commercial	126,776	47,646	174,422
Leasing and equipment finance	778	2,578	3,356
Inventory finance	3,939	-	3,939
Auto finance	89	212	301
Other	27	2	29
Total	$645,843	$180,153	$825,996

	At December 31, 2012
(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$478,262	$173,587	$651,849
Commercial	144,508	92,311	236,819
Leasing and equipment finance	1,050	2,794	3,844
Auto finance	-	101	101
Other	38	-	38
Total	$623,858	$268,793	$892,651

The amount of additional funds committed to consumer real estate and commercial borrowers in TDR status was $3.5 million and $8.6 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance borrowers in TDR status.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications are not reported as TDR loans in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDR loans are considered to be impaired. During the nine months ended September 30, 2013, $17.1 million of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans are presented in the following tables and represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms.

	Three Months Ended September 30,
	2013			2012
(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$8,389	$3,802	$4,587	$7,545	$4,178	$3,367
Junior lien	906	592	314	637	421	216
Total consumer real estate	9,295	4,394	4,901	8,182	4,599	3,583
Commercial:
Commercial real estate	1,610	1,440	170	1,377	1,373	4
Commercial business	77	58	19	82	73	9
Total commercial	1,687	1,498	189	1,459	1,446	13
Leasing and equipment finance	13	16	(3)	13	16	(3)
Inventory finance	8	8	-	-	-	-
Auto finance	2	1	1	-	-	-
Other	-	1	(1)	-	-	-
Total	$11,005	$5,918	$5,087	$9,654	$6,061	$3,593

	Nine Months Ended September 30,
	2013			2012
(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income
Consumer real estate:
First mortgage lien	$24,372	$11,268	$13,104	$21,835	$11,713	$10,122
Junior lien	2,573	1,696	877	1,784	1,131	653
Total consumer real estate	26,945	12,964	13,981	23,619	12,844	10,775
Commercial:
Commercial real estate	4,955	4,575	380	3,993	4,018	(25)
Commercial business	328	243	85	297	279	18
Total commercial	5,283	4,818	465	4,290	4,297	(7)
Leasing and equipment finance	47	51	(4)	42	48	(6)
Inventory finance	8	8	-	-	-	-
Auto finance	3	1	2	-	-	-
Other	3	3	-	-	-	-
Total	$32,289	$17,845	$14,444	$27,951	$17,189	$10,762

The table below summarizes TDR loans that defaulted during the three and nine months ended September 30, 2013 and 2012, which were modified within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in thousands)	Number of Loans	Loan Balance (1)	Number of Loans	Loan Balance (1)	Number of Loans	Loan Balance (1)	Number of Loans	Loan Balance (1)
Consumer real estate:
First mortgage lien	53	$6,571	109	$18,784	105	$15,048	173	$32,157
Junior lien	59	1,938	51	2,889	85	3,243	57	3,213
Total consumer real estate	112	8,509	160	21,673	190	18,291	230	35,370
Commercial real estate	3	3,340	5	9,416	6	5,296	18	38,325
Auto finance	1	14	-	-	2	18	-	-
Total defaulted modified loans	116	$11,863	165	$31,089	198	$23,605	248	$73,695
Total loans modified in the applicable period	1,226	$248,547	1,795	$428,757	1,765	$363,923	2,121	$523,546
Defaulted modified loans as a percent of total loans modified in the applicable period	9.5%	4.8%	9.2%	7.3%	11.2%	6.5%	11.7%	14.1%

(1) The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $104.2 million, or 20.3% of the outstanding balance, at September 30, 2013, and $82.3 million, or 17.2% of the outstanding balance, at December 31, 2012. For consumer real estate TDR loans, TCF utilized average remaining re-default rates ranging from 11% to 25% in 2013, compared with 10% to 25% in 2012, depending on modification type, in determining impairment, which is consistent with actual experience. Generally consumer real estate loans remain on accruing status upon modification if they are less than 90 days past due and payment in full under the modified loan terms is expected. In addition, consumer real estate junior lien loans are placed on non-accrual status and charged off to the estimated fair value when the junior lien loan is 30 days or more past due and when TCF has evidence that the related third-party first mortgage lien is 90 days or more past due or foreclosure action has been initiated. Loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy that are not reaffirmed, which remain on non-accrual status for the remainder of the term of the loan. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral-dependent loans. The allowance on accruing commercial TDR loans was $3 million, or 2.4% of the outstanding balance, at September 30, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as all TDR loans. Non-accrual impaired loans, including non-accrual TDR loans, are included in non-accrual loans and leases within the previous tables. Non-accrual commercial loans are charged off to the estimated fair value of underlying collateral, less estimated selling costs. Accruing TDR loans have been disclosed by delinquency status within the previous tables of accruing and non-accrual loans and leases. In the following tables, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition, whereas the unpaid contractual balance represents the balances legally owed by the borrowers.

The following tables summarize impaired loans.

	At September 30, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$558,082	$526,243	$104,839
Junior lien	85,675	72,477	12,513
Total consumer real estate	643,757	598,720	117,352
Commercial:
Commercial real estate	118,598	102,033	12,021
Commercial business	10,680	5,157	880
Total commercial	129,278	107,190	12,901
Leasing and equipment finance	5,432	5,432	733
Inventory finance	5,741	5,741	285
Auto finance	123	111	32
Other	32	29	-
Total impaired loans with an allowance recorded	784,363	717,223	131,303
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	56,422	41,529	-
Junior lien	25,335	3,700	-
Total consumer real estate	81,757	45,229	-
Commercial:
Commercial real estate	96,099	74,824	-
Commercial business	7,032	7,035	-
Total commercial	103,131	81,859	-
Auto finance	371	190	-
Total impaired loans without an allowance recorded	185,259	127,278	-
Total impaired loans	$969,622	$844,501	$131,303

	At December 31, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$448,887	$441,336	$76,425
Junior lien	44,218	42,836	9,120
Total consumer real estate	493,105	484,172	85,545
Commercial:
Commercial real estate	144,847	126,570	12,963
Commercial business	20,742	15,741	1,408
Total commercial	165,589	142,311	14,371
Leasing and equipment finance	7,668	7,668	838
Inventory finance	1,487	1,487	230
Other	38	38	-
Total impaired loans with an allowance recorded	667,887	635,676	100,984
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	184,790	141,511	-
Junior lien	59,451	26,166	-
Total consumer real estate	244,241	167,677	-
Commercial:
Commercial real estate	142,214	124,008	-
Commercial business	6,920	5,935	-
Total commercial	149,134	129,943	-
Auto finance	187	101	-
Total impaired loans without an allowance recorded	393,562	297,721	-
Total impaired loans	$1,061,449	$933,397	$100,984

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2013 and 2012 are included within the table below.

	Three Months Ended
	September 30, 2013		September 30, 2012
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$499,760	$4,716	$424,378	$3,895
Junior lien	65,003	1,001	37,083	358
Total consumer real estate	564,763	5,717	461,461	4,253
Commercial:
Commercial real estate	108,682	905	187,667	1,122
Commercial business	6,640	5	10,844	49
Total commercial	115,322	910	198,511	1,171
Leasing and equipment finance	5,797	3	8,897	9
Inventory finance	3,837	52	1,510	48
Auto finance	89	1	20	-
Other	31	1	11	-
Total impaired loans with an allowance recorded	689,839	6,684	670,410	5,481
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,369	386	96,519	2,013
Junior lien	10,519	319	14,789	830
Total consumer real estate	77,888	705	111,308	2,843
Commercial:
Commercial real estate	86,614	586	64,129	251
Commercial business	8,104	53	8,792	40
Total commercial	94,718	639	72,921	291
Auto finance	154	-	-	-
Total impaired loans without an allowance recorded	172,760	1,344	184,229	3,134
Total impaired loans	$862,599	$8,028	$854,639	$8,615

	Nine Months Ended
	September 30, 2013		September 30, 2012
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$483,789	$12,152	$410,610	$10,996
Junior lien	57,657	2,315	35,491	1,039
Total consumer real estate	541,446	14,467	446,101	12,035
Commercial:
Commercial real estate	114,301	2,452	170,256	3,768
Commercial business	10,449	69	14,603	255
Total commercial	124,750	2,521	184,859	4,023
Leasing and equipment finance	6,550	45	9,522	19
Inventory finance	3,614	113	972	81
Auto finance	56	1	20	-
Other	34	4	6	-
Total impaired loans with an allowance recorded	676,450	17,151	641,480	16,158
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	91,520	1,758	92,706	2,724
Junior lien	14,933	1,356	13,835	916
Total consumer real estate	106,453	3,114	106,541	3,640
Commercial:
Commercial real estate	99,417	2,385	64,129	251
Commercial business	6,485	174	8,792	40
Total commercial	105,902	2,559	72,921	291
Auto finance	145	-	-	-
Total impaired loans without an allowance recorded	212,500	5,673	179,462	3,931
Total impaired loans	$888,950	$22,824	$820,942	$20,089

(6)  Deposits

Deposits are summarized as follows.

	At September 30, 2013			At December 31, 2012
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Quarter-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	-%	$2,630,773	18.2%	-%	$2,487,792	17.7%
Interest bearing	.05	2,280,706	15.9	.10	2,346,840	16.8
Total checking	.02	4,911,479	34.1	.05	4,834,632	34.5
Savings	.22	6,263,690	43.4	.28	6,104,104	43.4
Money market	.33	870,727	6.0	.34	820,553	5.8
Total checking, savings and money market	.15	12,045,896	83.5	.19	11,759,289	83.7
Certificates of deposit	.94	2,379,134	16.5	1.05	2,291,497	16.3
Total deposits	.28%	$14,425,030	100.0%	.33%	$14,050,786	100.0%

Certificates of deposit had the following remaining maturities at September 30, 2013.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity
0-3 months	$263,109	$312,807	$575,916
4-6 months	174,198	229,523	403,721
7-12 months	387,464	523,389	910,853
13-24 months	141,860	217,497	359,357
Over 24 months	82,642	46,645	129,287
Total	$1,049,273	$1,329,861	$2,379,134

(7)  Long-term Borrowings

Long-term borrowings consist of the following.

		At September 30, 2013		At December 31, 2012
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	2013	$400,000.97%		$680,000.73%
	2014	398,000.39		448,000.42
	2015	125,000.40		125,000.44
	2016	297,000	1.12	297,000	1.12
Subtotal		1,220,000.76		1,550,000.69
Subordinated bank notes	2014	-	-	71,020	1.96
	2015	50,000	1.84	50,000	1.89
	2016	74,853	5.59	74,810	5.59
	2022	109,094	6.37	109,036	6.37
Subtotal		233,947	5.15	304,866	4.42
Discounted lease rentals	2013	7,027	4.47	30,985	4.97
	2014	22,074	4.38	16,325	4.82
	2015	14,543	4.33	8,240	4.79
	2016	9,228	4.38	5,451	4.80
	2017	5,157	4.14	2,885	4.62
	2018	382	3.43	-	-
	2019	76	3.31	-	-
Subtotal		58,487	4.35	63,886	4.88
Other long-term	2013	-	-	2,340	1.36
	2014	2,682	1.36	2,474	1.36
	2015	2,668	1.36	2,508	1.36
	2016	2,705	1.36	2,542	1.36
	2017	2,746	1.36	2,580	1.36
Subtotal		10,801	1.36	12,444	1.36
Total long-term borrowings		$1,523,235	1.58%	$1,931,196	1.42%

At September 30, 2013, TCF Bank had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $5.2 billion as collateral for Federal Home Loan Bank (“FHLB”) advances. There were no callable advances included in FHLB borrowings at September 30, 2013 or December 31, 2012.

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

The $50 million of subordinated notes due 2015 re-price quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF Bank’s discretion. The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.1 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At September 30, 2013, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

On August 5, 2013, TCF Bank terminated $50 million long-term variable rate FHLB advances scheduled to mature on January 3, 2014, resulting in a loss on termination of $55 thousand.

(8)  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial Corporation in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was a negative $18.5 million at September 30, 2013, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2013
Tier 1 leverage capital:(2)
TCF	$1,729,992	9.53%	$725,974	4.00%	N.A	.	N.A	.
TCF Bank	1,636,311	9.02	725,667	4.00	$907,084		5.00%
Tier 1 risk-based capital:
TCF	1,729,992	11.36	608,993	4.00	913,489		6.00
TCF Bank	1,636,311	10.75	608,658	4.00	912,987		6.00
Total risk-based capital:
TCF	2,071,454	13.61	1,217,986	8.00	1,522,482		10.00
TCF Bank	1,977,412	13.00	1,217,317	8.00	1,521,646		10.00
As of December 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,633,336	9.21%	$709,606	4.00%	N.A	.	N.A	.
TCF Bank	1,521,026	8.58	709,382	4.00	$886,728		5.00%
Tier 1 risk-based capital:
TCF	1,633,336	11.09	589,328	4.00	883,992		6.00
TCF Bank	1,521,026	10.33	589,060	4.00	883,590		6.00
Total risk-based capital:
TCF	2,007,835	13.63	1,178,656	8.00	1,473,320		10.00
TCF Bank	1,895,367	12.87	1,178,121	8.00	1,472,651		10.00

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

(9)  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the nine months ended September 30, 2013.

	Restricted Stock					Stock Options
										Weighted-
					Weighted-					Average
					Average					Remaining	Weighted-
					Grant Date					Contractual	Average
	Shares	Price Range			Fair Value	Shares	Price Range			Life in Years	Exercise Price
Outstanding at December 31, 2012	3,212,235	$6.16	-	$25.18	$11.13	2,077,104	$12.85	-	$15.75	4.22	$14.35
Granted	455,150	12.47	-	14.90	13.44	-	-		-		-
Forfeited/cancelled	(111,873)	9.65	-	17.37	12.79	(451,104)	15.75	-	15.75		15.75
Vested	(214,499)	9.48	-	25.18	16.29	-	-		-		-
Outstanding at September 30, 2013	3,341,013	6.16	-	17.33	11.06	1,626,000	12.85	-	15.75	4.61	13.97
Exercisable at September 30, 2013	N.A.				N.A.	1,626,000	12.85	-	15.75		13.97

N.A. Not applicable

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2012.

Unrecognized stock compensation for restricted stock was $16.8 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 1.8 years at September 30, 2013.

At September 30, 2013, there were 1,130,916 shares of outstanding performance-based restricted stock that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

(10)  Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and TCF health care benefits for eligible retired employees (the “Postretirement Plan”) for the three and nine months ended September 30, 2013 and 2012.

	Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$323	$441	$969	$1,322
Return on plan assets	(193)	(206)	(581)	(618)
Net periodic benefit plan cost	$130	$235	$388	$704

	Postretirement Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$43	$73	$131	$220
Amortization of prior service cost	(11)	(7)	(35)	(21)
Net periodic benefit plan cost	$32	$66	$96	$199

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2013 or 2012. During the three and nine months ended September 30, 2013, TCF paid $85 thousand and $290 thousand, respectively, for benefits of the Postretirement Plan, compared with $108 thousand and $384 thousand, respectively, for the same periods in 2012.

(11)  Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. These contracts typically settle within 30 days, with the exception of a swap agreement, which has no determinable maturity date.

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

Derivatives Not Designated as Hedges  During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes in the valuation of this swap agreement are reflected in non-interest income.  Additionally, certain forward foreign exchange contracts used to manage foreign exchange risk are not designated as hedges.  Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

The following tables summarize TCF’s outstanding derivative instruments as of September 30, 2013 and December 31, 2012. See Note 12, Fair Value Measurement for additional information.

	At September 30, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts not designated as hedges	$198,850	$491	$(126)	$365
Total derivative assets		$491	$(126)	$365
Forward foreign exchange contracts designated as hedges	$30,264	$198	$(198)	$-
Forward foreign exchange contracts not designated as hedges	297,208	2,503	(2,361)	142
Swap agreement	14,358	982	(982)	-
Total derivative liabilities		$3,683	$(3,541)	$142

	At December 31, 2012
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition (1)
Forward foreign exchange contracts designated as hedges	$21,871	$93	$-	$93
Forward foreign exchange contracts not designated as hedges	389,856	1,485	(841)	644
Total derivative assets		$1,578	$(841)	$737
Forward foreign exchange contracts not designated as hedges	$85,672	$193	$(193)	$-
Swap agreement	14,358	1,227	(1,227)	-
Total derivative liabilities		$1,420	$(1,420)	$-

(1) All amounts were offset in the Consolidated Statement of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Consolidated Statements of Income:
Non-interest expense:
Cash flow hedge	$-	$(5)	$-	$(6)
Not designated as hedges	(9,424)	(12,470)	11,237	(10,182)
Net realized (loss) gain	$(9,424)	$(12,475)	$11,237	$(10,188)
Consolidated Statements of Comprehensive Income:
Other comprehensive income (loss):
Net investment hedge	$(647)	$(634)	$764	$(766)
Cash flow hedge	-	4	-	-
Net unrealized (loss) gain	$(647)	$(630)	$764	$(766)

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

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s or Baa3 by Moody’s. At September 30, 2013, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $145.5 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $2.9 million in additional collateral.

At September 30, 2013, TCF posted $4 million and $1.4 million of cash collateral related to its forward foreign exchange contracts and swap agreement, respectively.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at September 30, 2013
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$629,017	$-	$629,017
Other	-	-	98	98
Other securities	2,562	-	-	2,562
Forward foreign exchange contracts	-	491	-	491
Assets held in trust for deferred compensation plans	14,929	-	-	14,929
Total assets	$17,491	$629,508	$98	$647,097
Forward foreign exchange contracts	$-	$2,701	$-	$2,701
Swap agreement	-	-	982	982
Liabilities held in trust for deferred compensation plans	14,929	-	-	14,929
Total liabilities	$14,929	$2,701	$982	$18,612
Non-recurring Fair Value Measurements:
Loans: (4)
Commercial	$-	$-	$63,764	$63,764
Real estate owned: (5)
Consumer	-	-	37,383	37,383
Commercial	-	-	13,867	13,867
Repossessed and returned assets (5)	-	1,629	580	2,209
Interest-only strip (6)	-	-	30,331	30,331
Investments (7)	-	-	2,231	2,231
Total non-recurring fair value measurements	$-	$1,629	$148,156	$149,785

	Fair Value Measurements at December 31, 2012
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$710,054	$-	$710,054
Other	-	-	127	127
Other securities	1,910	-	-	1,910
Forward foreign exchange contracts	-	1,578	-	1,578
Assets held in trust for deferred compensation plans	12,078	-	-	12,078
Total assets	$13,988	$711,632	$127	$725,747
Forward foreign exchange contracts	$-	$193	$-	$193
Swap agreement	-	-	1,227	1,227
Liabilities held in trust for deferred compensation plans	12,078	-	-	12,078
Total liabilities	$12,078	$193	$1,227	$13,498
Non-recurring Fair Value Measurements:
Loans: (4)
Commercial	$-	$-	$118,767	$118,767
Real estate owned: (5)
Consumer	-	-	55,162	55,162
Commercial	-	-	18,077	18,077
Repossessed and returned assets (5)	-	2,218	712	2,930
Investments (7)	-	-	2,557	2,557
Total non-recurring fair value measurements	$-	$2,218	$195,275	$197,493

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information.  Changes in markets and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred.  As a result of the adoption of Financial Accounting Standards Board (“FASB”) guidance in the first quarter of 2012, TCF transferred $1.1 million of securities from Level 3 to Level 1 in the nine months ended September 30, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended September 30,
	2013		2012
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of quarter	$104	$(1,064)	$240	$(1,434)
Included in net income (loss)	-	-	-	(150)
Principal paydowns/Settlements	(6)	82	(107)	275
Asset (liability) balance, end of quarter	$98	$(982)	$133	$(1,309)

	Nine Months Ended September 30,
	2013		2012
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of year	$127	$(1,227)	$1,450	$-
Transfers out of Level 3	-	-	(1,098)	-
Total net losses for the period:
Included in net income (loss)	-	-	-	(150)
Included in other comprehensive (loss) income	-	-	(100)	-
Purchases	-	-	-	(1,434)
Principal paydowns/Settlements	(29)	245	(119)	275
Asset (liability) balance, end of period	$98	$(982)	$133	$(1,309)

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

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Other real estate owned and repossessed and returned assets were written down $2.2 million and $12 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and nine months ended September 30, 2013, respectively.

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

Investments The fair value of investments is estimated based on discounted cash flows using current market rates and consideration of credit exposure.  There is not an observable secondary market for these securities.

(13)  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2013 and December 31, 2012, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

		At September 30,		At December 31,
	Level in Fair Value	2013		2012
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	1	$983,846	$983,846	$1,100,347	$1,100,347
Investments	2	96,319	96,319	115,210	115,210
Investments	3	5,631	5,631	5,657	5,657
Securities available for sale	1	2,562	2,562	1,910	1,910
Securities available for sale	2	629,017	629,017	710,054	710,054
Securities available for sale	3	98	98	127	127
Forward foreign exchange contracts(1)	2	365	491	737	1,578
Loans and leases held for sale	3	170,699	176,605	10,289	11,361
Interest-only strips(2)	3	80,122	80,222	47,824	48,024
Loans:
Consumer real estate	3	6,415,632	6,385,864	6,674,501	6,420,704
Commercial real estate	3	2,787,389	2,718,218	3,080,942	3,025,599
Commercial business	3	349,699	341,810	324,293	320,245
Equipment finance loans	3	1,441,269	1,436,749	1,306,423	1,312,089
Inventory finance loans	3	1,716,542	1,705,343	1,567,214	1,556,372
Auto finance	3	1,069,053	1,085,066	552,833	564,844
Other	3	26,827	20,343	27,924	24,558
Allowance for loan losses(3)	N.A.	(261,285)	-	(267,128)	-
Total financial instrument assets		$15,513,785	$15,668,184	$15,259,157	$15,218,679
Financial instrument liabilities:
Checking, savings and money market deposits	1	$12,045,896	$12,045,896	$11,759,289	$11,759,289
Certificates of deposit	2	2,379,134	2,393,455	2,291,497	2,310,601
Short-term borrowings	1	8,249	8,249	2,619	2,618
Long-term borrowings	2	1,523,235	1,545,881	1,931,196	1,952,804
Forward foreign exchange contracts(1)	2	142	2,701	-	193
Swap agreement(1)	3	-	982	-	1,227
Total financial instrument liabilities		$15,956,656	$15,997,164	$15,984,601	$16,026,732
Financial instruments with off-balance sheet risk: (4)
Commitments to extend credit (2)	2	$28,927	$28,927	$29,709	$29,709
Standby letters of credit (5)	2	(86)	(86)	(60)	(60)
Total financial instruments with off-balance sheet risk		$28,841	$28,841	$29,649	$29,649

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2013	2012	2013	2012
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to TCF Financial Corporation	$42,795	$11,694	$111,673	$(239,669)
Preferred stock dividends	(4,847)	(2,372)	(14,218)	(2,372)
Net income (loss) available to common stockholders	37,948	9,322	97,455	(242,041)
Earnings allocated to participating securities	18	12	54	43
Earnings (loss) allocated to common stock	$37,930	$9,310	$97,401	$(242,084)
Weighted-average shares outstanding	164,532,405	162,731,686	164,014,293	162,044,079
Restricted stock	(3,312,206)	(3,199,042)	(3,176,137)	(2,991,746)
Weighted-average common shares outstanding for basic earnings (loss) per common share	161,220,199	159,532,644	160,838,156	159,052,333
Basic earnings (loss) per common share	$.24	$.06	$.61	$(1.52)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$37,930	$9,310	$97,401	$(242,084)
Weighted-average common shares outstanding used in basic earnings (loss) per common share calculation	161,220,199	159,532,644	160,838,156	159,052,333
Net dilutive effect of:
Non-participating restricted stock	761,404	474,137	680,389	-
Stock options	202,121	9,634	174,963	-
Weighted-average common shares outstanding for diluted earnings (loss) per common share	162,183,724	160,016,415	161,693,508	159,052,333
Diluted earnings (loss) per common share	$.23	$.06	$.60	$(1.52)

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

For the three and nine months ended September 30, 2013, there were 3.7 million and 4 million, respectively, of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2012, there were 5.1 million outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

The following table sets forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Three Months Ended September 30, 2013:
Revenues from external customers:
Interest income	$209,363	$6,090	$-	$-	$215,453
Non-interest income	46,148	59,996	16	-	106,160
Total	$255,511	$66,086	$16	$-	$321,613
Net interest income (expense)	$142,251	$58,112	$(2)	$(734)	$199,627
Provision for credit losses	23,490	1,112	-	-	24,602
Non-interest income	46,148	60,009	34,654	(34,651)	106,160
Non-interest expense	101,355	107,674	37,854	(34,651)	212,232
Income tax expense (benefit)	22,678	3,264	(657)	(734)	24,551
Income (loss) after income tax expense (benefit)	40,876	6,071	(2,545)	-	44,402
Income attributable to non-controlling interest	1,607	-	-	-	1,607
Preferred stock dividends	-	-	4,847	-	4,847
Net income (loss) available to common stockholders	$39,269	$6,071	$(7,392)	$-	$37,948
Total assets	$16,068,505	$7,740,924	$191,991	$(5,631,332)	$18,370,088

At or For the Three Months Ended September 30, 2012:
Revenues from external customers:
Interest income	$212,719	$7,133	$-	$-	$219,852
Non-interest income (expense)	37,734	74,620	(296)	-	112,058
Total	$250,453	$81,753	$(296)	$-	$331,910
Net interest income	$133,001	$68,208	$23	$(673)	$200,559
Provision for credit losses	95,311	964	-	-	96,275
Non-interest income	37,734	74,632	31,584	(31,892)	112,058
Non-interest expense	91,166	92,360	45,174	(31,892)	196,808
Income tax (benefit) expense	(5,628)	18,160	(5,555)	(673)	6,304
(Loss) income after income tax (benefit) expense	(10,114)	31,356	(8,012)	-	13,230
Income attributable to non-controlling interest	1,536	-	-	-	1,536
Preferred stock dividends	-	-	2,372	-	2,372
Net (loss) income available to common stockholders	$(11,650)	$31,356	$(10,384)	$-	$9,322
Total assets	$15,464,714	$6,794,667	$146,022	$(4,527,010)	$17,878,393

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Nine Months Ended September 30, 2013:
Revenues from external customers:
Interest income	$629,925	$18,686	$-	$-	$648,611
Non-interest income	123,831	174,726	89	-	298,646
Total	$753,756	$193,412	$89	$-	$947,257
Net interest income (expense)	$422,883	$180,115	$(2)	$(2,234)	$600,762
Provision for credit losses	93,557	2,019	-	-	95,576
Non-interest income	123,831	174,764	98,885	(98,834)	298,646
Non-interest expense	297,386	322,728	103,520	(98,834)	624,800
Income tax expense (benefit)	53,542	10,816	(570)	(2,234)	61,554
Income (loss) after income tax expense (benefit)	102,229	19,316	(4,067)	-	117,478
Income attributable to non-controlling interest	5,805	-	-	-	5,805
Preferred stock dividends	-	-	14,218	-	14,218
Net income (loss) available to common stockholders	$96,424	$19,316	$(18,285)	$-	$97,455
Total assets	$16,068,505	$7,740,924	$191,991	$(5,631,332)	$18,370,088

At or For the Nine Months Ended September 30, 2012:
Revenues from external customers:
Interest income	$629,809	$35,787	$-	$-	$665,596
Non-interest income	100,151	277,111	13,024	-	390,286
Total	$729,960	$312,898	$13,024	$-	$1,055,882
Net interest income	$384,788	$196,080	$28	$(1,940)	$578,956
Provision for credit losses	197,998	925	-	-	198,923
Non-interest income	100,151	277,145	109,373	(96,383)	390,286
Non-interest expense	268,897	865,675	110,316	(96,383)	1,148,505
Income tax expense (benefit)	6,312	(143,448)	(4,322)	(1,940)	(143,398)
Income (loss) after income tax expense (benefit)	11,732	(249,927)	3,407	-	(234,788)
Income attributable to non-controlling interest	4,881	-	-	-	4,881
Preferred stock dividends	-	-	2,372	-	2,372
Net income (loss) available to common stockholders	$6,851	$(249,927)	$1,035	$-	$(242,041)
Total assets	$15,464,714	$6,794,667	$146,022	$(4,527,010)	$17,878,393

(16) Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 compliance.

(17) Accumulated Other Comprehensive Income

The components of other comprehensive income and the related tax effects are presented in the tables below.

	Three Months Ended September 30,
	2013			2012
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized holding gains arising during the period	$850	$(321)	$529	$16,283	$(5,764)	$10,519
Reclassification adjustment of gains included in net income and attributable to TCF Financial Corporation	-	-	-	(12,912)	4,529	(8,383)
Net unrealized gains	850	(321)	529	3,371	(1,235)	2,136
Foreign currency hedge:
Unrealized losses arising during the period	(647)	245	(402)	(630)	223	(407)
Foreign currency translation adjustment:(1)
Unrealized gains arising during the period	615	-	615	640	-	640
Recognized postretirement prior service cost and translation obligation:
Net actuarial losses arising during the period	(11)	4	(7)	(7)	2	(5)
Total other comprehensive income	$807	$(72)	$735	$3,374	$(1,010)	$2,364

	Nine Months Ended September 30,
	2013			2012
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized holding (losses) gains arising during the period	$(47,399)	$17,885	$(29,514)	$28,383	$(10,200)	$18,183
Reclassification adjustment of gains included in net income and attributable to TCF Financial Corporation	-	-	-	(89,879)	32,745	(57,134)
Net unrealized losses	(47,399)	17,885	(29,514)	(61,496)	22,545	(38,951)
Foreign currency hedge:
Unrealized gains (losses) arising during the period	764	(289)	475	(766)	271	(495)
Foreign currency translation adjustment:(1)
Unrealized (losses) gains arising during the period	(980)	-	(980)	701	-	701
Recognized postretirement prior service cost and translation obligation:
Net actuarial losses arising during the period	(35)	13	(22)	(21)	7	(14)
Total other comprehensive loss	$(47,650)	$17,609	$(30,041)	$(61,582)	$22,823	$(38,759)

(1) Foreign investments are deemed to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

Accumulated other comprehensive income balances are presented in the tables below.

			Foreign	Recognized
	Securities	Foreign	Currency	Postretirement Prior
	Available	Currency	Translation	Service Cost and
(In thousands)	for Sale	Hedge	Adjustment	Transition Obligation	Total
At or For the Three Months Ended September 30, 2013:
Balance, beginning of period	$(18,366)	$457	$(672)	$248	$(18,333)
Other comprehensive income (loss)	529	(402)	615	(7)	735
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-
Net other comprehensive income (loss)	529	(402)	615	(7)	735
Balance, end of period	$(17,837)	$55	$(57)	$241	$(17,598)
At or For the Three Months Ended September 30, 2012:
Balance, beginning of period	$15,182	$(117)	$453	$185	$15,703
Other comprehensive income (loss)	10,519	(407)	640	(5)	10,747
Amounts reclassified from accumulated other comprehensive income	(8,383)	-	-	-	(8,383)
Net other comprehensive income (loss)	2,136	(407)	640	(5)	2,364
Balance, end of period	$17,318	$(524)	$1,093	$180	$18,067

			Foreign	Recognized
	Securities	Foreign	Currency	Postretirement Prior
	Available	Currency	Translation	Service Cost and
(In thousands)	for Sale	Hedge	Adjustment	Transition Obligation	Total
At or For the Nine Months Ended September 30, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(29,514)	475	(980)	(22)	(30,041)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-
Net other comprehensive (loss) income	(29,514)	475	(980)	(22)	(30,041)
Balance, end of period	$(17,837)	$55	$(57)	$241	$(17,598)
At or For the Nine Months Ended September 30, 2012:
Balance, beginning of period	$56,269	$(29)	$392	$194	$56,826
Other comprehensive income (loss) before reclassifications	18,183	(495)	701	(14)	18,375
Amounts reclassified from accumulated other comprehensive income	(57,134)	-	-	-	(57,134)
Net other comprehensive (loss) income	(38,951)	(495)	701	(14)	(38,759)
Balance, end of period	$17,318	$(524)	$1,093	$180	$18,067

Reclassification adjustments for securities gains included in net income of $89.9 million for the nine months ended September 30, 2012, were recorded in (losses) gains on securities, net in the Consolidated Statements of Income. The tax effect of the reclassification adjustments of $32.7 million for the nine months ended September 30, 2012, were recorded in income tax expense (benefit) in the Consolidated Statements of Income. There were no reclassification adjustments for the nine months ended September 30, 2013. See Note 10, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. At September 30, 2013, TCF had 427 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks, and internet, mobile and telephone banking. TCF generates interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies may include organic growth in existing businesses, the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.  TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses and on making these businesses a more substantial part of its loan and lease portfolio.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 65.3% of TCF’s total revenue for the three months ended September 30, 2013. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of additional regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity.

The following portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three and nine months ended September 30, 2013 and 2012, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 23 cents and 60 cents for the third quarter and first nine months of 2013, respectively, compared with diluted earnings per common share of 6 cents and diluted loss per common share of $1.52 for the same periods in 2012. TCF reported net income of $37.9 million and $97.5 million for the third quarter and first nine months of 2013, respectively, compared with net income of $9.3 million and net loss of $242 million for the same periods in 2012. TCF’s net loss for the first nine months of 2012 included a non-recurring net after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012, as well as the non-recurring net after-tax gain of $8.2 million, or 5 cents per common share, related to the sale of Visa Class B stock in the second quarter of 2012.

On March 13, 2012, TCF announced it had repositioned its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities. The impact of these transactions during the nine months ended September 30, 2013, was a $29.9 million reduction to the cost of borrowings partially offset by a $16.6 million reduction of interest income on lower levels of mortgage-backed securities. TCF’s long-term, fixed-rate debt was originated at market rates that prevailed prior to the 2008 economic crisis and was significantly above market rates at the time of repositioning. In addition, in late January 2012 the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014. As a result, this action better positioned TCF for the current interest rate outlook and reduced TCF’s interest rate risk.

Return on average assets was .97% and .86% for the third quarter and first nine months of 2013, respectively, compared with .3% and negative 1.73% for the same periods in 2012. Return on average common equity was 9.28% and 8.03% for the third quarter and first nine months of 2013, respectively, compared with 2.36% and negative 19.5% for the same periods in 2012. The negative returns on average assets and average common equity for the first nine months of 2012 were due to the balance sheet repositioning discussed above.

Reportable Segment Results

Lending  TCF’s lending strategy is primarily to originate high credit quality, secured, loans and leases.  The lending portfolio consists of retail lending, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance.  Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income available to common stockholders of $39.3 million and $96.4 million for the third quarter and first nine months of 2013, respectively, compared with a net loss of $11.7 million and net income of $6.9 million for the same periods in 2012.

Lending net interest income for the third quarter and first nine months of 2013 was $142.3 million and $422.9 million, respectively, compared with $133 million and $384.8 million for the same periods in 2012. These increases were primarily due to higher average balances driven by growth in the auto finance, inventory finance and leasing and equipment finance businesses, partially offset by downward pressure on yields across the lending businesses due to the prolonged low-interest rate environment.

Lending provision for credit losses totaled $23.5 million and $93.6 million for the third quarter and first nine months of 2013, respectively, compared with $95.3 million and $198 million for the same periods in 2012. The decreases were primarily due to decreased net charge-offs in the consumer real estate portfolio due to improved credit quality and the impact of the clarifying bankruptcy-related regulatory guidance implemented in the third quarter of 2012, as well as decreased net charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively workout problem loans.

Lending non-interest income totaled $46.1 million and $123.8 million for the third quarter and first nine months of 2013, respectively, compared with $37.7 million and $100.2 million for the same periods in 2012. The quarter over quarter increase was primarily due to higher sales-type lease revenue in the leasing and equipment finance portfolio as a result of customer-driven events.  The nine-month comparison increase was primarily due to gains on sales of auto and consumer real estate loans.  Over the last several quarters, the lending segment has developed its originate-to-sell capabilities that provide the organization the ability to manage credit exposure, generate organic capital and generate fee income.

Lending non-interest expense totaled $101.4 million and $297.4 million for the third quarter and first nine months of 2013, respectively, compared with $91.2 million and $268.9 million for the same periods in 2012. The increases were primarily due to increased staffing levels to support the growth of auto finance and expenses related to higher commissions based on production results and performance incentives, partially offset by reduced expenses related to fewer consumer and commercial foreclosed properties.

Funding  TCF’s funding is primarily derived from branch banking, consumer and small business deposits, and treasury borrowings, with a focus on building and maintaining quality customer relationships through free checking, deposits provide a source of low-cost funds and fee income.  Borrowings may be used to offset reductions in deposits or to support lending activities.  Funding reported net income available to common stockholders of $6.1 million and $19.3 million for the third quarter and first nine months of 2013, respectively, compared with net income available to common stockholders of $31.4 million for the third quarter of 2012 and a net loss available to common stockholders of $249.9 million for the first nine months of 2012. The decrease from the third quarter of 2012 was primarily the result of a $13 million net gain related to the sales of mortgage backed securities in 2012.  The increase in the first nine months of 2013 compared to 2012 was due to the balance sheet repositioning completed in the first quarter of 2012.

Funding net interest income for the third quarter and first nine months of 2013 was $58.1 million and $180.1 million, respectively, compared with $68.2 million and $196.1 million for the same periods in 2012.  The decrease was primarily related to reduction of interest income as a result of lower levels of mortgage-backed securities, partially offset by the reduced cost of borrowings resulting from the balance sheet repositioning and the redemption of trust preferred securities in July 2012.

Funding non-interest income totaled $60 million and $174.8 million in the third quarter and first nine months of 2013, respectively, compared with $74.6 million and $277.1 million for the same periods in 2012. The decreases were primarily due to gains on sales of securities during the first nine months of 2012 related to the balance sheet repositioning, partially offset by continued growth in TCF’s account base for the fifth consecutive quarter.

Funding non-interest expense totaled $107.7 million and $322.7 million in the third quarter and first nine months of 2013, respectively, compared with $92.4 million and $865.7 million for the same periods in 2012. The increase in the third quarter of 2013 compared with 2012 was attributable to changes in the relative size of the balance sheet causing a favorable adjustment to the management expense allocation.  The decrease from the first nine months of 2013, was primarily due to the termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 65.3% of TCF’s total revenue in the third quarter of 2013 and 64.2% in the third quarter of 2012. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$876,685	$4,161	1.89%	$479,083	$2,508	2.09%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	638,418	4,448	2.79	710,835	5,605	3.15
U.S. Treasury securities	—	—	—	—	—	—
Other securities	110	—	2.04	154	2	3.32
Total securities available for sale (2)	638,528	4,448	2.79	710,989	5,607	3.15
Loans and leases held for sale	156,593	2,965	7.51	80,549	1,597	7.89
Loans and leases:
Consumer real estate:
Fixed-rate	3,678,665	53,120	5.73	4,197,903	62,679	5.94
Variable-rate	2,723,947	34,987	5.10	2,531,351	32,071	5.04
Total consumer real estate	6,402,612	88,107	5.46	6,729,254	94,750	5.60
Commercial:
Fixed- and adjustable-rate	2,284,318	30,479	5.29	2,682,193	37,565	5.57
Variable-rate	998,562	9,124	3.62	855,918	8,116	3.77
Total commercial	3,282,880	39,603	4.79	3,538,111	45,681	5.14
Leasing and equipment finance	3,261,638	40,281	4.94	3,164,592	42,152	5.33
Inventory finance	1,637,538	24,820	6.01	1,440,298	22,395	6.19
Auto finance	973,418	11,544	4.70	367,271	5,515	5.97
Other	12,299	258	8.34	16,280	320	7.83
Total loans and leases (3)	15,570,385	204,613	5.22	15,255,806	210,813	5.50
Total interest-earning assets	17,242,191	216,187	4.98	16,526,427	220,525	5.32
Other assets (4)	1,060,409			1,190,094
Total assets	$18,302,600			$17,716,521
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,435,958			$1,275,722
Small business	777,538			746,511
Commercial and custodial	347,971			324,739
Total non-interest bearing deposits	2,561,467			2,346,972
Interest-bearing deposits:
Checking	2,292,133	350.06		2,255,561	698.12
Savings	6,238,462	3,574.23		6,153,079	4,720.31
Money market	822,094	588.28		848,899	816.38
Subtotal	9,352,689	4,512.19		9,257,539	6,234.27
Certificates of deposit	2,401,811	5,132.85		1,953,208	4,523.92
Total interest-bearing deposits	11,754,500	9,644.33		11,210,747	10,757.38
Total deposits	14,315,967	9,644.27		13,557,719	10,757.32
Borrowings:
Short-term borrowings	6,545	11.59		65,531	39.24
Long-term borrowings	1,609,211	6,171	1.53	1,985,094	8,497	1.71
Total borrowings	1,615,756	6,182	1.52	2,050,625	8,536	1.66
Total interest-bearing liabilities	13,370,256	15,826.47		13,261,372	19,293.58
Total deposits and borrowings	15,931,723	15,826.39		15,608,344	19,293.49
Other liabilities	455,911			343,336
Total liabilities	16,387,634			15,951,680
Total TCF Financial Corp. stockholders’ equity	1,899,282			1,749,951
Non-controlling interest in subsidiaries	15,684			14,890
Total equity	1,914,966			1,764,841
Total liabilities and equity	$18,302,600			$17,716,521
Net interest income and margin		$200,361	4.62%		$201,232	4.85%

(1)        Annualized.

(2)        Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)        Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)        Includes operating leases.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$809,237	$11,168	1.84%	$551,653	$7,550	1.83%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	655,949	13,878	2.82	1,175,514	30,529	3.46
U.S. Treasury securities	461	-	.07	-	-	-
Other securities	103	2	2.35	203	6	3.92
Total securities available for sale (2)	656,513	13,880	2.82	1,175,717	30,535	3.46
Loans and leases held for sale	142,590	8,104	7.60	43,871	2,621	7.98
Loans and leases:
Consumer real estate:
Fixed-rate	3,800,608	166,155	5.84	4,335,073	192,263	5.92
Variable-rate	2,662,069	101,614	5.10	2,453,953	92,341	5.03
Total consumer real estate	6,462,677	267,769	5.54	6,789,026	284,604	5.60
Commercial:
Fixed- and adjustable-rate	2,384,194	94,287	5.29	2,716,583	113,017	5.56
Variable-rate	937,264	24,992	3.57	779,531	23,179	3.97
Total commercial	3,321,458	119,279	4.80	3,496,114	136,196	5.20
Leasing and equipment finance	3,232,873	121,184	5.00	3,146,345	129,261	5.48
Inventory finance	1,731,022	78,285	6.05	1,392,828	64,811	6.22
Auto finance	823,316	30,379	4.93	226,092	10,933	6.46
Other	12,996	797	8.21	17,166	1,025	7.97
Total loans and leases (3)	15,584,342	617,693	5.30	15,067,571	626,830	5.55
Total interest-earning assets	17,192,682	650,845	5.06	16,838,812	667,536	5.29
Other assets (4)	1,098,845			1,256,931
Total assets	$18,291,527			$18,095,743
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,446,184			$1,317,448
Small business	758,156			726,732
Commercial and custodial	334,978			313,240
Total non-interest bearing deposits	2,539,318			2,357,420
Interest-bearing deposits:
Checking	2,317,290	1,224.07		2,258,843	2,482.15
Savings	6,130,052	9,733.21		6,022,751	15,323.34
Money market	809,800	1,765.29		753,486	2,144.38
Subtotal	9,257,142	12,722.18		9,035,080	19,949.29
Certificates of deposit	2,362,274	15,454.87		1,567,258	10,067.86
Total interest-bearing deposits	11,619,416	28,176.32		10,602,338	30,016.38
Total deposits	14,158,734	28,176.27		12,959,758	30,016.31
Borrowings:
Short-term borrowings	7,487	27.47		401,305	904.31
Long-term borrowings	1,804,144	19,646	1.45	2,593,917	55,720	2.86
Total borrowings	1,811,631	19,673	1.45	2,995,222	56,624	2.52
Total interest-bearing liabilities	13,431,047	47,849.48		13,597,560	86,640.85
Total deposits and borrowings	15,970,365	47,849.40		15,954,980	86,640.72
Other liabilities	421,222			411,114
Total liabilities	16,391,587			16,366,094
Total TCF Financial Corp. stockholders’ equity	1,882,363			1,714,238
Non-controlling interest in subsidiaries	17,577			15,411
Total equity	1,899,940			1,729,649
Total liabilities and equity	$18,291,527			$18,095,743
Net interest income and margin		$602,996	4.69%		$580,896	4.61%

(1)        Annualized.

(2)        Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)        Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)        Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $734 thousand, was $200.4 million for the third quarter of 2013, a decrease of .4% from $201.2 million for the same period of 2012. The decrease was driven by downward pressure on yields across the lending businesses due to the prolonged low interest rate environment, partially offset by increases in average loan and lease balances mainly driven by growth in the auto finance, inventory finance, and leasing and equipment finance businesses.

Net interest income, including the impact of tax-equivalent adjustments of $2.2 million, was $603 million for the first nine months of 2013, an increase of 3.8% from $580.9 million for the same period of 2012. The increase was primarily due to higher average loan balances mainly in the auto finance and inventory finance portfolios in addition to a significant reduction of interest costs on borrowings related to the balance sheet repositioning completed during the first quarter of 2012, partially offset by reduced interest income due to lower yields across the lending businesses.

Net interest margin was 4.62% and 4.85% for the third quarters of 2013 and 2012, respectively. The decrease from the third quarter of 2012 was primarily due to increased cash held at the Federal Reserve. Net interest margin was 4.69% and 4.61% for the first nine months of 2013 and 2012, respectively. The increase in the first nine months of 2013 was primarily due to lower average cost of borrowings as a result of the balance sheet repositioning in the first quarter of 2012, partially offset by lower yields on new loan originations.

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

The following table summarizes the composition of TCF’s provision for credit losses for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Change
(Dollars in thousands)	2013		2012		$	%
Consumer real estate	$15,377	62.5%	$66,231	68.8%	$(50,854)	(76.8)%
Commercial	3,505	14.2	23,604	24.5	(20,099)	(85.2)
Leasing and equipment finance	899	3.7	3,402	3.5	(2,503)	(73.6)
Inventory finance	390	1.6	313.3		77	24.6
Auto finance	3,430	13.9	1,887	2.0	1,543	81.8
Other	1,001	4.1	838.9		163	19.5
Total	$24,602	100.0%	$96,275	100.0%	$(71,673)	(74.4)%

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2013		2012		$	%
Consumer real estate	$71,729	75.0%	$141,428	71.1%	$(69,699)	(49.3)%
Commercial	12,299	12.9	37,328	18.8	(25,029)	(67.1)
Leasing and equipment finance	(709)	(.7)	9,003	4.5	(9,712)	N.M.
Inventory finance	1,480	1.5	5,281	2.7	(3,801)	(72.0)
Auto finance	8,949	9.4	4,262	2.1	4,687	110.0
Other	1,828	1.9	1,621.8		207	12.8
Total	$95,576	100.0%	$198,923	100.0%	$(103,347)	(52.0)%

N.M. Not Meaningful

TCF provided $24.6 million and $95.6 million for credit losses during the third quarter and first nine months of 2013, respectively, compared with $96.3 million and $198.9 million for the same periods in 2012. The decreases from the third quarter of 2012 and first nine months of 2012 were primarily due to decreased net charge-offs in the consumer real estate portfolio due to improved credit quality and the impact of the clarifying bankruptcy-related regulatory guidance in the third quarter of 2012, as well as decreased net-charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively workout problem loans.

Net loan and lease charge-offs for the third quarter and first nine months of 2013 were $27.6 million, or .71% (annualized) of average loans and leases, and $96.3 million, or .82% (annualized), respectively, compared with $104.5 million, or 2.74% (annualized), and $188.2 million, or 1.67% (annualized), for the same periods of 2012. The decrease from the third quarter of 2012 was primarily due to improved credit quality in the consumer real estate portfolio and the impact of the clarifying bankruptcy-related regulatory guidance implemented in the third quarter of 2012, as well as improved credit quality in the commercial portfolio and continued efforts to actively work out problem loans. The decrease from the first nine months of 2012 was primarily due to improved credit quality in the consumer real estate portfolio as home values and incidents of default improved and the impact of the clarifying bankruptcy-related regulatory guidance implemented in the third quarter of 2012.

Also see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 34.7% and 33.2% of total revenues for the third quarter and first nine months of 2013, respectively, compared with 35.9% and 40.3% for the same periods in 2012, and is an important factor in TCF’s results of operations. Total fees and other revenue were $106.2 million and $298.7 million for the third quarter and first nine months of 2013, respectively, compared with $99 million and $287.5 million for the same periods in 2012.

Fees and Service Charges  Banking and service fees totaled $42.5 million and $123.4 million for the third quarter and first nine months of 2013, respectively, compared with $43.7 million and $133.7 million for the same periods in 2012. The decreases were primarily due to fewer average transactions per customer, partially offset by a larger account base.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.2 million and $38.9 million for the third quarter and first nine months of 2013, respectively, compared with $12.9 million and $39.7 million for the same periods in 2012. The increase from the third quarter of 2012 was primarily due to higher card transaction volume in the third quarter of 2013. The decrease from the first nine months of 2012 was primarily due to lower card transaction volume in the first nine months of 2013.

TCF is the 14th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended June 30, 2013, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not from TCF’s customers. Card revenue represented 21.4% and 21.7% of banking fee revenue for the third quarter and first nine months of 2013, respectively, compared with 20.6% and 20.7% for the same periods in 2012. In July 2013, the U.S. District Court for the District of Columbia issued a ruling invalidating Federal Reserve rulemaking dealing with permitted interchange income paid to debit card issuers such as TCF. This ruling is currently on appeal. If the lower court’s ruling is upheld, it could have a significant adverse impact on TCF’s interchange revenue. See “Legislative and Regulatory Developments – Interchange Litigation” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, Visa has significant litigation against it regarding interchange pricing, and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Gains on Sales of Auto Loans  TCF sold $182.5 million and $559.3 million of auto loans and recognized gains of $7.1 million and $22.4 million for the third quarter and first nine months of 2013, respectively. TCF sold $161.1 million and $377.1 million of auto loans and recognized gains of $7.5 million and $15.2 million for the same periods in 2012. The increases in sales were primarily due to the continued growth of the auto finance business.

Gains on Sales of Consumer Real Estate Loans  TCF sold $142.4 million and $560.8 million of consumer real estate loans and recognized gains of $4.2 million and $16.3 million for the third quarter and first nine months of 2013, respectively. TCF sold $136 million of consumer real estate loans and recognized gains of $4.6 million for the third quarter and first nine months of 2012.

Gains on Securities, Net  There were no sales of securities during the nine months ended September 30, 2013. During the third quarter of 2012, TCF recognized a pre-tax gain of $13.2 million related to sales of mortgage-backed securities. During the first nine months of 2012, TCF recognized pre-tax gains of $90.2 million related to sales of mortgage-backed securities with $77 million resulting as part of the balance sheet repositioning. During the second quarter of 2012, TCF sold its Visa Class B stock, resulting in a non-recurring pre-tax net gain of $13.1 million.

Non-Interest Expense  Non-interest expense totaled $212.2 million and $196.8 million for the third quarter of 2013 and 2012, respectively, an increase of $15.4 million, or 7.8%. Non-interest expense totaled $624.8 million and $1.1 billion for the first nine months of 2013 and 2012, respectively, a decrease of $523.7 million, or 45.6%, due primarily to the balance sheet repositioning.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $110.8 million and $320.6 million for the third quarter and first nine months of 2013, respectively, compared to $98.4 million and $292.2 million for the same periods in 2012. The increases were primarily due to increased staff levels to support the growth of auto finance and expenses related to higher commissions based on production results and performance incentives.

FDIC Insurance  Federal Deposit Insurance Corporation (“FDIC”) premium expense totaled $8.1 million and $24.2 million for the third quarter and first nine months of 2013, respectively, compared with $6.9 million and $21.8 million for the same periods in 2012. The increase for first nine months of 2013 was primarily due to a higher overall assessment base and rate.

Advertising, Marketing and Deposit Account Premiums Advertising and marketing expenses totaled $4.6 million and $15.9 million for the third quarter and first nine months of 2013, respectively, compared with $4.2 million and $12.3 million for the same periods in 2012.  Deposit account premium expense totaled $664 thousand and $1.9 million for the third quarter and first nine months of 2013, respectively, compared with $485 thousand and $8.1 million for the same periods in 2012. The increase in advertising and marketing expenses and the decrease in deposit account premiums from the first nine months of 2012 is attributable to TCF’s shift in strategy for checking account acquisition via the reintroduction of free checking, which replaced the use of deposit account premiums. The increase in deposit account premiums from the third quarter 2012 is due to an increased use of referral rewards programs.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $4.2 million and $21.9 million for the third quarter and first nine months of 2013, respectively, compared with $10.7 million and $33.8 million for the same periods in 2012. The decreases were driven by reduced expenses related to fewer consumer real estate and commercial foreclosed properties as a result of a portfolio sale in the first quarter of 2013.

Loss on Termination of Debt  In connection with the balance sheet repositioning completed in March 2012, TCF restructured $3.6 billion of long-term borrowings that had a 4.3% weighted average rate, at a pre-tax loss of $550.7 million. As part of the debt restructuring, TCF replaced $2.1 billion of 4.4% weighted average fixed rate, Federal Home Loan Bank (“FHLB”) advances with a mix of floating and fixed-rate, long- and short-term borrowings with a current weighted average rate of .5%, terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements, and sold $1.9 billion of mortgage-backed securities at pre-tax gain of $77 million.

Income Taxes  TCF recorded income tax expense of $24.6 million for the third quarter of 2013, or 35.6% of income before income tax expense, compared with $6.3 million, or 32.3% for the comparable 2012 period. For the first nine months of 2013, income tax expense totaled $61.6 million, or 34.4% of income before income tax expense, compared with income tax benefit of $143.4 million, or 37.9% of loss before income tax benefit, for the comparable 2012 period.

Consolidated Financial Condition Analysis

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

	At September 30,	At December 31,	Percent
(Dollars in thousands)	2013	2012	Change
Consumer real estate:
First mortgage lien	$3,862,174	$4,239,524	(8.9)%
Junior lien	2,553,458	2,434,977	4.9
Total consumer real estate	6,415,632	6,674,501	(3.9)
Commercial:
Commercial real estate	2,787,389	3,080,942	(9.5)
Commercial business	349,699	324,293	7.8
Total commercial	3,137,088	3,405,235	(7.9)
Leasing and equipment finance (1)	3,286,506	3,198,017	2.8
Inventory finance	1,716,542	1,567,214	9.5
Auto finance	1,069,053	552,833	93.4
Other	26,827	27,924	(3.9)
Total loans and leases	$15,651,648	$15,425,724	1.5%

(1)    Operating leases of $71.1 million and $82.9 million at September 30, 2013 and December 31, 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At September 30, 2013, 64.6% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 68.1% at December 31, 2012. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.3 billion and $2.1 billion at September 30, 2013 and December 31, 2012, respectively. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate portfolio was 730 and 729 at September 30, 2013 and December 31, 2012, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 728 and 727 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, 42% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of .2%. Consumer real estate also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others to $6.9 billion at September 30, 2013, from $6.7 billion at December 31, 2012.

TCF’s commercial lending activities focus on secured lending generally in its primary markets. At both September 30, 2013 and December 31, 2012, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets. With an emphasis on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at both September 30, 2013 and December 31, 2012.

At September 30, 2013, the leasing and equipment finance portfolio consisted of $1.8 billion of leases and $1.4 billion of loans. The uninstalled backlog of approved transactions was $461.6 million at September 30, 2013, compared with $443.1 million at December 31, 2012.

Inventory finance loans totaled $1.7 billion at September 30, 2013, an increase of  9.5%, from $1.6 billion at December 31, 2012, primarily due to seasonal inventory increases within the power sports segment combined with growth in new dealer relationships in the other industries segment.

Auto finance loans increased during the first nine months of 2013 to $1.1 billion at September 30, 2013, from $552.8 million at December 31, 2012. The auto finance portfolio is expected to continue growing as the number of active dealers in its network is augmented through the expansion of its sales force and the penetration of existing territories. At September 30, 2013, the auto finance network included 8,044 active dealers in 45 states, compared with 6,176 active dealers in 43 states at December 31, 2012. Auto finance also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, to $2.1 billion at September 30, 2013, from $1.3 billion at December 31, 2012.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

	At September 30, 2013
	Accruing Loans and Leases			Non-accrual Loans	Total Loans
(Dollars in thousands)	Non-classified	Classified (1)	Total	and Leases	and Leases
Consumer real estate	$6,155,082	$54,512	$6,209,594	$206,038	$6,415,632
Commercial	2,891,933	182,882	3,074,815	62,273	3,137,088
Leasing and equipment finance	3,262,569	12,117	3,274,686	11,820	3,286,506
Inventory finance	1,678,579	36,161	1,714,740	1,802	1,716,542
Auto finance	1,066,765	2,076	1,068,841	212	1,069,053
Other	26,090	9	26,099	728	26,827
Total loans and leases	$15,081,018	$287,757	$15,368,775	$282,873	$15,651,648
Percent of total loans and leases	96.4%	1.8%	98.2%	1.8%	100.0%

	At December 31, 2012
	Accruing Loans and Leases			Non-accrual Loans	Total Loans
(Dollars in thousands)	Non-classified	Classified (1)	Total	and Leases	and Leases
Consumer real estate	$6,324,287	$115,314	$6,439,601	$234,900	$6,674,501
Commercial	3,051,954	225,535	3,277,489	127,746	3,405,235
Leasing and equipment finance	3,168,804	15,561	3,184,365	13,652	3,198,017
Inventory finance	1,555,035	10,692	1,565,727	1,487	1,567,214
Auto finance	551,578	1,154	552,732	101	552,833
Other	26,351	2	26,353	1,571	27,924
Total loans and leases	$14,678,009	$368,258	$15,046,267	$379,457	$15,425,724
Percent of total loans and leases	95.1%	2.4%	97.5%	2.5%	100.0%

(1) Classified loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may not become non-accrual or result in a loss.

In the third quarter of 2013, TCF modified its consumer real estate portfolio non-accrual policy. Under the new policy, consumer real estate loans are generally placed on non-accrual status once they become 90 days past due (previously 150 days past due) and charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. In addition, consumer real estate junior lien loans are now placed on non-accrual status and charged off to the estimated fair value when the junior lien loan is 30 days or more past due and when TCF has evidence the related third-party first mortgage lien is 90 days or more past due or foreclosure action has been initiated.

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $570.6 million at September 30, 2013, a decrease of $177.1 million from December 31, 2012, primarily due to decreases in commercial and consumer real estate classified and non-accrual loans. The decrease was due to continued efforts to actively workout commercial loans, the sale of $40.5 million of non-accrual loans during the second quarter of 2013, and fewer loans entering non-accrual status from improved credit quality, partially offset by the change in the non-accrual policy for consumer real estate loans.

Accruing Loans and Leases  The following table provides a summary of accruing loans and leases by portfolio and regulatory classification, which was impacted by the consumer real estate portfolio non-accrual policy change in the third quarter of 2013.

	At September 30, 2013
	Non-classified		Classified
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,120,717	$34,365	$54,512	$-	$6,209,594
Commercial	2,815,084	76,849	182,882	-	3,074,815
Leasing and equipment finance	3,241,274	21,295	12,115	2	3,274,686
Inventory finance	1,599,937	78,642	36,161	-	1,714,740
Auto finance	1,066,676	89	2,076	-	1,068,841
Other	26,090	-	9	-	26,099
Total loans and leases	$14,869,778	$211,240	$287,755	$2	$15,368,775

	At December 31, 2012
	Non-classified		Classified
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer real estate	$6,259,230	$65,057	$115,314	$-	$6,439,601
Commercial	2,891,395	160,559	225,535	-	3,277,489
Leasing and equipment finance	3,150,649	18,155	15,491	70	3,184,365
Inventory finance	1,495,238	59,797	10,692	-	1,565,727
Auto finance	551,578	-	1,154	-	552,732
Other	26,321	30	2	-	26,353
Total loans and leases	$14,374,411	$303,598	$368,188	$70	$15,046,267

Past Due Loans and Leases  The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, which was impacted by the consumer real estate portfolio non-accrual policy change in the third quarter of 2013. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At September 30,	At December 31,
(Dollars in thousands)	2013	2012
Principal balances:
60-89 days	$36,764	$38,227
90 days or more	2,208	57,796
Total	$38,972	$96,023

Percentage of loans and leases:
60-89 days	.24%	.26%
90 days or more	.01	.38
Total	.25%	.64%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases, which was impacted by the consumer real estate portfolio non-accrual policy change in the third quarter of 2013.

	At September 30, 2013		At December 31, 2012
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$23,576.64%		$76,020	1.88%
Junior lien	3,822.15		13,141.55
Total consumer real estate	27,398.44		89,161	1.38
Commercial real estate	6,384.23		2,259.08
Commercial business	817.24		371.12
Total commercial	7,201.23		2,630.08
Leasing and equipment finance	2,539.08		2,568.08
Inventory finance	71	-	119.01
Auto finance	1,429.13		532.10
Other	-	-	31.12
Subtotal (1)	38,638.25		95,041.64
Delinquencies in acquired portfolios (2)	334.33		982.58
Total	$38,972.25%		$96,023.64%

(1)     Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)     Remaining balances of acquired loans and leases were $101.7 million and $170.7 million at September 30, 2013 and December 31, 2012, respectively.

Loan Modifications  The following tables provide a summary of accruing and non-accrual troubled debt restructuring (“TDR”) loans by portfolio.

	At September 30, 2013

(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$514,234	$129,715	$643,949
Commercial	126,776	47,646	174,422
Leasing and equipment finance	778	2,578	3,356
Inventory finance	3,939	-	3,939
Auto finance	89	212	301
Other	27	2	29
Total	$645,843	$180,153	$825,996
Over 60-day delinquency as a percentage of total accruing TDR loans	2.06%	N.A	N.A.

	At December 31, 2012

(In thousands)	Accruing TDR Loans	Non-Accrual TDR Loans	Total TDR Loans
Consumer real estate	$478,262	$173,587	$651,849
Commercial	144,508	92,311	236,819
Leasing and equipment finance	1,050	2,794	3,844
Auto finance	-	101	101
Other	38	-	38
Total	$623,858	$268,793	$892,651
Over 60-day delinquency as a percentage of total accruing TDR loans	4.34%	N.A	N.A.

  N.A. Not applicable

TCF modifies loans through forgiveness of interest or reductions in interest rates, extension of payment dates, or term extensions with reduction of contractual payments, but generally not through reductions of principal.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR loan. Modifications involving a concession that are not classified as TDR loans primarily include interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications. Loan modifications are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and the loan is performing based on the restructured terms.

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans as a result of the removal of the borrower’s personal liability on the loan. Although loans classified as TDR loans are considered impaired, TCF received more than 47% and 48% of the contractual interest due on accruing consumer real estate TDR loans during the three and nine months ended September 30, 2013, respectively, by modifying the loan to a qualified customer instead of foreclosing on the property. At September 30, 2013, 1.7% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 5.7% at December 31, 2012. Approximately 7.1% of the $120.3 million accruing consumer real estate TDR loans modified within the 15 months preceding September 30, 2013, defaulted during the three months ended September 30, 2013. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At September 30, 2013, 72.7% of total commercial TDR loans were accruing and TCF recognized more than 88% and 91% of the original contractual interest due on accruing commercial TDR loans during the three and nine months ended September 30, 2013, respectively. At September 30, 2013, all accruing commercial TDR loans were current and performing. Approximately 2.7% of the $125.7 million accruing commercial TDR loans modified within the 15 months preceding September 30, 2013, defaulted during the three months ended September 30, 2013.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial TDR loans were $3 million, or 2.4% of the outstanding balance, at September 30, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing a multiple note structure as a workout alternative for certain commercial loans, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. This note may be removed from TDR loan classification in the calendar years after modification, if the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and may still be outstanding with the borrower. In those cases, should the borrower’s financial position improve, the loan may become recoverable. At September 30, 2013, ten TDR loans with a combined total contractual balance of $40.6 million and a remaining book balance of $24.7 million are included in the above table.

For additional information regarding TCF’s loan modifications refer to Note 5 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

	At September 30,	At December 31,
(Dollars in thousands)	2013	2012
Consumer real estate:
First mortgage lien	$170,306	$199,631
Junior lien	35,732	35,269
Total consumer real estate	206,038	234,900
Commercial real estate	57,136	118,300
Commercial business	5,137	9,446
Total commercial	62,273	127,746
Leasing and equipment finance	11,820	13,652
Inventory finance	1,802	1,487
Auto finance	212	101
Other	728	1,571
Total non-accrual loans and leases	$282,873	$379,457
Other real estate owned	65,579	96,978
Total non-accrual loans and leases and other real estate owned	$348,452	$476,435

Non-accrual loans and leases to total loans and leases	1.81%	2.46%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	2.22	3.07
Allowance for loan and lease losses to non-accrual loans and leases	92.37	70.40

Non-accrual loans and leases at September 30, 2013, decreased $96.6 million, or 25.5%, from December 31, 2012, primarily due to continued efforts to actively workout commercial loans, as well as the sale of $40.5 million of non-accrual loans during the second quarter of 2013 and improved credit quality in the commercial and consumer real estate portfolios resulting in fewer loans entering non-accrual status, partially offset by the change in the non-accrual policy for consumer real estate loans.

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Auto loans are generally charged-off to the fair value of the collateral, less estimated selling costs, upon entering non-accrual status no later than 120 days past due. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases, and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2013 are summarized in the following tables.

	At or for the Three Months Ended September 30, 2013
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$163,330	$102,103	$11,103	$1,008	$118	$809	$278,471
Additions	82,436	4,104	4,710	1,954	125	8	93,337
Charge-offs	(2,365)	(6,135)	(1,546)	(153)	(4)	(22)	(10,225)
Transfers to other assets	(19,309)	(4,077)	(310)	(114)	-	-	(23,810)
Return to accrual status	(13,829)	(1,546)	(358)	(485)	-	-	(16,218)
Payments received	(4,936)	(33,164)	(1,684)	(441)	(27)	(67)	(40,319)
Sales	-	-	-	-	-	-	-
Other, net	711	988	(95)	33	-	-	1,637
Balance, end of period	$206,038	$62,273	$11,820	$1,802	$212	$728	$282,873

	At or For the Nine Months Ended September 30, 2013
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457
Additions	164,933	10,153	11,290	5,034	173	15	191,598
Charge-offs	(18,086)	(16,211)	(3,975)	(500)	(10)	(166)	(38,948)
Transfers to other assets	(59,600)	(6,778)	(878)	(516)	-	31	(67,741)
Return to accrual status	(61,024)	(7,557)	(1,353)	(2,336)	-	-	(72,270)
Payments received	(15,446)	(48,460)	(6,814)	(1,618)	(58)	(299)	(72,695)
Sales	(40,042)	(133)	-	-	-	(419)	(40,594)
Other, net	403	3,513	(102)	251	6	(5)	4,066
Balance, end of period	$206,038	$62,273	$11,820	$1,802	$212	$728	$282,873

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $261.3 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2013. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At September 30, 2013		At December 31, 2012

		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$134,212	3.48%	$119,957	2.83%
Junior lien	43,758	1.71	62,056	2.55
Consumer real estate	177,970	2.77	182,013	2.73
Commercial real estate	42,653	1.53	47,821	1.55
Commercial business	3,985	1.14	3,754	1.16
Total commercial	46,638	1.49	51,575	1.51
Leasing and equipment finance	18,216.55		21,037.66
Inventory finance	8,547.50		7,569.48
Auto finance	9,112.85		4,136.75
Other	802	2.99	798	2.86
Total allowance for loan and lease losses	261,285	1.67	267,128	1.73
Other credit loss reserves:
Reserves for unfunded commitments	1,399	N.A.	2,456	N.A.
Total credit loss reserves	$262,684	1.68%	$269,584	1.75%

N.A. Not Applicable.

At September 30, 2013, the allowance as a percent of total loans and leases decreased to 1.67% compared with 1.73% at December 31, 2012. The decrease in allowance for loan and lease losses was primarily driven by lower reserve balances in the leasing and equipment finance portfolios as a result of reduced loss experience, partially offset by an increase in reserve balance as a result of growth in the auto finance portfolio.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

	At	At
	September 30,	December 31,
(In thousands)	2013	2012
Other real estate owned: (1)
Residential real estate	$48,910	$69,599
Commercial real estate	16,669	27,379
Total other real estate owned	65,579	96,978
Repossessed and returned assets	2,580	3,510
Total other real estate owned and repossessed and returned assets	$68,159	$100,488

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. TCF owned 327 and 418 consumer real estate properties at September 30, 2013 and December 31, 2012, respectively. The decrease resulted from sales of 748 properties (including a portfolio sale of 184 consumer properties) offset by the addition of 657 properties. The average length of time to sell consumer real estate properties during the third quarter of 2013 was approximately 5.7 months from the date the properties were listed for sale. The consumer real estate portfolio is secured by a total of 80,007 properties of which 511, or .64%, were owned or foreclosed properties subject to redemption and included within other real estate owned at September 30, 2013, compared with 82,041 properties of which 639, or .78%, were owned or in the process of foreclosure and included within other real estate owned at December 31, 2012.

The changes in the amount of other real estate owned for the three and nine months ended September 30, 2013 are summarized in the following table.

	At or For the Three Months Ended September 30, 2013
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,759	$21,473	$66,232
Transferred in, net of charge-offs	19,310	4,029	23,339
Sales	(16,262)	(6,421)	(22,683)
Write-downs	(1,270)	(927)	(2,197)
Other, net	2,373	(1,485)	888
Balance, end of period	$48,910	$16,669	$65,579

	At or For the Nine Months Ended September 30, 2013
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$69,599	$27,379	$96,978
Transferred in, net of charge-offs	55,443	5,254	60,697
Sales	(73,540)	(7,494)	(81,034)
Write-downs	(4,896)	(6,865)	(11,761)
Other, net	2,304	(1,605)	699
Balance, end of period	$48,910	$16,669	$65,579

Deposits  Deposits totaled $14.4 billion at September 30, 2013, an increase of $374.2 million, or 2.7%, from December 31, 2012, primarily due to special programs for certificates of deposits and the reintroduction of free checking.

Checking, savings and money market deposits are an important source of low interest-cost funds and fee income for TCF. These deposits totaled $12 billion at September 30, 2013, up $286.6 million from December 31, 2012, and comprised 83.5% of total deposits at September 30, 2013, compared with 83.7% of total deposits at December 31, 2012. The average balance of these deposits for the third quarter of 2013 was $11.9 billion, an increase of $309.6 million over the $11.6 billion average balance for the third quarter of 2012. The average balance of these deposits for the first nine months of 2013 was $11.8 billion, an increase of $404 million over the $11.4 billion average balance for the first nine months of 2012.

Certificates of deposit totaled $2.4 billion at September 30, 2013, and $2.3 billion at December 31, 2012.

Non-interest bearing deposits represented 18.2% of total deposits at September 30, 2013, compared with 17.7% at December 31, 2012. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .28% at September 30, 2013, compared with .33% at December 31, 2012. The decrease in the weighted-average rate for deposits is primarily due to a decline in the interest rate on savings accounts.

Borrowings and Liquidity  Borrowings totaled $1.5 billion and $1.9 billion at September 30, 2013 and December 31, 2012, respectively. The weighted-average rate on borrowings was 1.58% at September 30, 2013, compared with 1.42% at December 31, 2012. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At September 30, 2013, TCF Bank had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $5.2 billion as collateral for FHLB advances. At September 30, 2013, TCF had $2.2 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

At September 30, 2013, TCF, through its subsidiary TCF Commercial Finance Canada, Inc., had $13.6 million (USD) available under a Canadian dollar-denominated line of credit facility. Advances under this credit facility are fully collateralized by cash deposited with the counterparty, and TCF Commercial Finance Canada, Inc. could draw $13.6 million on the unused credit line without additional collateral being pledged.

At September 30, 2013, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.2 billion, a decrease of $75 million from September 30, 2012 and a decrease of $149 million from December 31, 2012.

See Note 7 of Notes to Consolidated Financial Statements, Long-Term Borrowings, for additional information regarding TCF’s long-term borrowings.

Capital Resources

Preferred Stock  At September 30, 2013, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At September 30, 2013, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as, and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at September 30, 2013 was $1.9 billion, or 10.57% of total assets, compared with $1.9 billion, or 10.3% of total assets, at December 31, 2012. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended September 30, 2013 and September 30, 2012. TCF’s common dividend payout ratio was 21.25% for the quarter ended September 30, 2013. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2013, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible realized common equity at September 30, 2013 was $1.4 billion, or 7.99% of total tangible assets, compared with $1.4 billion, or 7.52% of total tangible assets, at December 31, 2012.  Tangible realized common equity is not a generally accepted accounting principle in the United States (“GAAP”) financial measure (i.e., non-GAAP) and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible realized common equity to tangible assets and the Tier 1 common capital ratio.  These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible realized common equity and tangible assets to the GAAP measures of total equity and total assets.

	At September 30,	At December 31,
(Dollars in thousands)	2013	2012
Computation of tangible realized common equity to tangible assets:
Total equity	$1,941,243	$1,876,643
Less: Non-controlling interest in subsidiaries	13,278	13,270
Total TCF Financial Corporation stockholders’ equity	1,927,965	1,863,373
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	6,829	8,674
Accumulated other comprehensive (loss) income	(17,598)	12,443
Tangible realized common equity	$1,449,854	$1,353,376

Total assets	$18,370,088	$18,225,917
Less:
Goodwill	225,640	225,640
Other intangibles	6,829	8,674
Tangible assets	$18,137,619	$17,991,603
Tangible realized common equity to tangible assets	7.99%	7.52%

At September 30, 2013 and December 31, 2012, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 8 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

The following table is a reconciliation of the non-GAAP financial measure of Tier 1 common capital to the GAAP measure of Tier 1 risk-based capital.

	At September 30,	At December 31,

(Dollars in thousands)	2013	2012
Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,729,992	$1,633,336
Total risk-weighted assets	15,224,820	14,733,203
Total Tier 1 risk-based capital ratio	11.36%	11.09%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,729,992	$1,633,336
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	13,278	13,270
Total Tier 1 common capital	$1,453,474	$1,356,826
Total risk-weighted assets	$15,224,820	$14,733,203
Total Tier 1 common capital ratio	9.55%	9.21%

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

On July 17, 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes.  In addition, this ASU removes the restriction on using different benchmark interest rates for similar hedges.  This ASU became effective and was adopted by TCF on July 17, 2013, and may be applied on a prospective basis for qualifying new and redesignated hedging relationships.  The adoption of this ASU did not have an impact on TCF.

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

Bank Secrecy Act Consent Order  TCF is currently subject to a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) relating to its Bank Secrecy Act of 1970 compliance.

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

Interchange Litigation   On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the Federal Reserve Board’s regulation concerning debit card interchange fees and network exclusivity requirements failed to comply with the Dodd-Frank Act. This ruling is currently on appeal. The lower court found that the Federal Reserve’s regulation permits debit card issuers to recover costs that are not permitted by the Dodd Frank Act. The lower court’s ruling could ultimately adversely affect the amount of future debit card interchange fees that TCF receives, and how future debit card transactions will be routed over payment card networks.  The lower court has left the current regulation in place pending a decision on the Federal Reserve’s appeal. The outcome of the appeal is uncertain. It is too early to determine the extent or timing of any negative effects the decision may have on TCF, as this will depend on numerous factors including the substance of any new regulations that the Federal Reserve may promulgate. If the lower court’s ruling is upheld, however, it would likely have a significant adverse impact on TCF’s interchange revenue.

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

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks.  Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in value of assets such as interest-only strips that arise in connection with TCF’s loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks; the imposition of requirements that adversely impact TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws, use by municipalities of eminent domain on underwater mortgages, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to regulatory requirements or customer opt-in preferences with respect to overdraft, which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Supermarket Branching Risk; Growth Risks.  Adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF’s balance sheet through programs or new opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters. Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

Litigation Risks.  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities including account servicing processes or fees or charges, or employment practices; the effect of interchange rate litigation against the Federal Reserve on future debit card interchange fees; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

Accounting, Audit, Tax and Insurance Matters.  Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including adoption of state legislation that would increase state taxes; ineffective internal controls; adverse Federal, state or foreign tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF; potential for claims and legal action related to TCF’s fiduciary responsibilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations depend to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks in the normal course of its business, the Company considers interest-rate risk to be one of its more significant market risks. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-3 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2013, net interest income is estimated to increase by 4.1%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1.5 billion, or 8.4% of total assets, at September 30, 2013, compared with a positive $903.9 million, or 5% of total assets, at December 31, 2012. The change in the gap from year-end is primarily due to shrinkage of fixed-rate assets and growth in deposits with an estimated average life of greater than one year. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the $4.3 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2013, by approximately $90 million, or 24%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $4.3 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2013, by approximately $48 million, or 13%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2013.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
July 1 to July 31, 2013
Share repurchase program (1)	-	$-	-	5,384,130
August 1 to August 31, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	2,240	$14.50	N.A.	N.A.
September 1 to September 30, 2013
Share repurchase program (1)	-	$-	-	5,384,130
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	2,240	$14.50	N.A.	N.A.

N.A.	Not Applicable
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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 63 of this report.

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

Dated: November 5, 2013

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, formatted in XBRL:  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Financial Condition, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herewith