Form 10-K
period 2013-12-31
TCF FINANCIAL CORP
filed 2014-02-25
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
Registrant's telephone number, including area code: 952-745-2760
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regist rant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,108,926,689.

As of February 18, 2014, there were 165,468,669 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 23, 2014 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation ("TCF" or the "Company"), a Delaware corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank ("TCF Bank"), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF's primary banking markets). TCF delivers retail banking products in over 40 states and commercial banking products mainly in TCF's primary banking markets. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries, commercial inventory finance in the U.S. and Canada and, to a limited extent, in other foreign countries and indirect auto finance business in 45 states. TCF generated total revenue, defined as net interest income plus total non-interest income, of $1.2 billion, $1.2 billion and $1.1 billion in the U.S. during 2013, 2012 and 2011, respectively. International revenue was $25.3 million, $21.3 million and $10.4 million during 2013, 2012, and 2011, respectively.

At December 31, 2013, TCF had total assets of $18.4 billion and was the 41st largest publicly traded bank holding company in the United States based on total assets at September 30, 2013. References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks, internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest-cost deposits. TCF's growth strategies have included organic growth in existing businesses, development of new products and services, and new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses and on making these businesses a more substantial part of its loan and lease portfolio.

TCF's reportable segments are comprised of Lending, Funding and Support Services. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") – Results of Operations – Reportable Segment Results" and Note 23 of Notes to Consolidated Financial Statements for information regarding revenue, income and assets for each of TCF's reportable segments.

Lending

TCF's lending strategy is to originate diversified portfolios of high credit quality, primarily secured, loans and leases.

Retail Lending    TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, autos and education. TCF's retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or a revolving line of credit. TCF does not have any consumer real estate subprime lending programs nor did it ever originate or purchase from brokers, 2/28 adjustable-rate mortgages ("ARM") or option ARM loans. Beginning in 2012, TCF expanded its junior lien lending business through the development of a national lending platform focused on junior lien loans to high credit quality customers.

Commercial Real Estate and Business Lending    Commercial real estate loans are loans originated by TCF that are secured by commercial real estate, including retail services, multi-family housing, office buildings and, to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary banking markets.

Commercial business loans are loans originated by TCF that are generally secured by various types of business assets including inventory, receivables, equipment or financial instruments. In limited cases, loans may be originated on an unsecured basis. Commercial business loans are used for a variety of purposes, including working capital and financing the purchase of equipment. In 2012, TCF developed a capital funding business specializing in secured, asset-backed and cash flow lending to smaller middle-market companies in the United States. Approximately 88% of TCF's commercial business loans outstanding at December 31, 2013, were to borrowers based in its primary banking markets.

Leasing and Equipment Finance    TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicle, manufacturing, medical, construction, and technology. TCF's leasing and equipment finance businesses, TCF Equipment Finance, Inc. ("TCF Equipment Finance") and Winthrop Resources Corporation ("Winthrop"), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech business essential equipment such as computers, servers, telecommunication and other technology equipment.

Inventory Finance    TCF Inventory Finance, Inc. ("TCF Inventory Finance") originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation focuses on establishing relationships with distributors, dealer buying groups and manufacturers, giving TCF access to thousands of independent retailers in the areas of powersports, lawn and garden, electronics and appliance, recreational vehicles, marine, and specialty vehicles. TCF Inventory Finance operates in the United States and Canada and, to a limited extent, in other foreign countries. TCF Inventory Finance's portfolio outstandings are impacted by seasonal shipment and sales activities as dealers receive inventory shipments in anticipation of the upcoming selling season while carrying current season product. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.

Auto Finance    On November 30, 2011, TCF entered the indirect auto lending market through the acquisition of Gateway One Lending & Finance, LLC ("Gateway One"). Headquartered in Anaheim, California, Gateway One originates and services loans on new and used autos to customers through relationships established with nearly 8,500 franchised and independent dealers in 45 states. Gateway One's business strategy is to maintain strong relationships with key personnel at the dealerships. These relationships are a significant driver in generating volume and executing a high-touch underwriting approach to minimize credit losses.

Funding

Branch Banking    Deposits from consumers and small businesses are a primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF's primary banking markets through the offering of a broad selection of deposit products, including free checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plan accounts. TCF's marketing strategy emphasizes attracting deposits, primarily in checking accounts, savings accounts and certificates of deposit. Such deposit accounts are a source of low cost funds and provide fee income, including banking fees and service charges.

At December 31, 2013, TCF had 427 branches, consisting of 194 traditional branches, 225 supermarket branches and 8 campus branches. TCF operates 192 branches in Illinois, 108 in Minnesota, 53 in Michigan, 36 in Colorado, 25 in Wisconsin, 7 in Arizona, 4 in Indiana and 2 in South Dakota. Of its 225 supermarket branches, TCF had 155 branches in Jewel-Osco® stores at December 31, 2013. In December 2013, TCF executed a realignment of its retail banking system to support its strategic initiatives, which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013. The consolidation of 37 in-store branches in Illinois and nine in Minnesota (eight in-store branches and one traditional branch) is expected to occur in March 2014. The ongoing benefit of this branch realignment is expected to exceed the pre-tax charges, together with the estimated financial impact of related ongoing account attrition, in less than 12 months. See Item 1A. Risk Factors for additional information regarding the risks related to TCF's supermarket branch relationships.

Campus banking represents an important part of TCF's branch banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois and two other universities. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of the college campuses of these universities. TCF provides multi-purpose campus cards for many of these universities. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. As of May 2013, TCF was ranked the 6th largest in number of campus card banking relationships in the United

States. At December 31, 2013, there were $292.3 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota to sponsor its on-campus football stadium, "TCF Bank Stadium®", which opened in 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF's results of operations. Maintaining fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of regulations. Providing a wide range of branch banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. TCF offers retail checking account customers low-cost, convenient access to funds at local merchants and ATMs through its debit card programs. TCF's debit card programs are supported by interchange fees charged to retailers. Key drivers of banking fees and service charges are the number of deposit accounts and related transaction activity.

Treasury Services    Treasury Services' primary responsibility is management of liquidity, capital, interest rate risk, and portfolio investments and borrowings. Treasury Services has authority to invest in various types of liquid assets including, but not limited to, United States Department of the Treasury ("U.S. Treasury") obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers' acceptances and federal funds. Treasury Services also has the authority to enter into wholesale borrowing transactions which may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank ("FHLB") advances, brokered deposits, repurchase agreements, federal funds, and other permitted borrowings from credit worthy counterparties.

Information concerning TCF's FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in "Item 7. Management's Discussion and Analysis – Consolidated Financial Condition Analysis – Borrowings" and in Notes 10 and 11 of Notes to Consolidated Financial Statements.

Support Services

TCF's support services business segment consists of the holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

Other Information

Activities of Subsidiaries of TCF    TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF's consolidated financial statements. TCF Bank's subsidiaries principally engage in leasing and equipment finance, inventory finance and auto finance activities. See "Item 1. Business – Lending" for more information.

Competition    TCF competes with a number of depository institutions and financial service providers experiencing significant competition in attracting and retaining deposits and in lending activities. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer, and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment, inventory and automobiles, leasing of equipment and consumer real estate junior loans. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees    As of December 31, 2013, TCF had 7,449 employees, including 2,008 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

TCF Financial, as a publicly held bank holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), are subject to extensive regulation. Among other things, TCF Financial and TCF Bank are subject to minimum capital requirements, lending and deposit restrictions and numerous other requirements. TCF Financial's primary regulator is the Federal Reserve and TCF Bank's primary regulator is the Office of the Comptroller of the Currency ("OCC").

Regulatory Capital Requirements    TCF Financial and TCF Bank are subject to regulatory capital requirements of the Federal Reserve and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized." It requires that undercapitalized institutions be subjected to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF and TCF Bank are "well-capitalized" under the FDICIA capital standards as of December 31, 2013.

In July 2013, the Board of Governors of the Federal Reserve System, the OCC and FDIC approved final rules (the "Final Capital Rules") implementing revised capital requirements to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

Restrictions on Distributions    TCF Financial's ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines require the board of directors of a bank holding company to consider a number of factors when considering the payment of dividends, including the quality and level of current and future earnings.

Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its preferred and common stock, to pay TCF Financial's obligations, or to meet other cash needs. The ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and regulatory capital requirements and may be subject to regulatory approval.

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. TCF Bank's ability to make future capital distributions will depend on its earnings and ability to meet minimum regulatory capital requirements in effect during current and future periods. These capital adequacy requirements may be higher in the future than existing minimum regulatory capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.

In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax earnings and profits. Annual dividend distributions in excess of earnings and profits could result in a tax liability based on the amount of excess earnings distributed and current tax rates.

Regulation of TCF and Affiliates and Insider Transactions    TCF Financial is subject to Federal Reserve regulations, examinations and reporting requirements applicable to bank holding companies. Subsidiaries of bank holding companies like TCF Bank are subject to certain restrictions in their dealings with holding company affiliates.

A holding company must serve as a source of strength for its subsidiary banks, and the Federal Reserve may require a holding company to contribute additional capital to an under-capitalized subsidiary bank. In addition, the OCC may assess TCF Financial if it believes the capital of TCF Bank has become impaired. If TCF Financial were to fail to pay such an assessment within three months, the Board of Directors must cause the sale of TCF Bank's stock to cover a deficiency in the capital. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

Under the Bank Holding Company Act of 1956 ("BHCA"), Federal Reserve approval is required before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank holding company, or merging or consolidating with such a bank or bank holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the Federal Reserve as being closely related to the business of banking. Further restrictions or limitations on acquisitions or establishing financial subsidiaries may also be imposed by TCF's regulators or examiners.

Restrictions on Acquisitions and Changes in Control    Under federal and state law, merger and branch acquisition transactions may be subject to certain restrictions, including certain nationwide and statewide insured deposit maximum concentration levels or other limitations. In addition, federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Bank, and which require regulatory approval prior to any such changes in control.

Insurance of Accounts    As of January 1, 2013, non-interest bearing transaction accounts are added to any of a depositor's other deposit accounts and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250 thousand per depositor, at each separately chartered FDIC-insured institution.

Under Section 331 of the Dodd-Frank Act, the FDIC insurance assessment base is defined as average total assets minus tangible equity, which includes liabilities that did not previously enter into the calculation. In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on certain insured deposits to pay for the interest cost of Financing Corporation bonds. The Financing Corporation assessment rate for 2013 was 64 cents for each $100 of deposits. Financing Corporation assessments of $1.1 million, $1.1 million and $1.2 million were paid by TCF Bank in 2013, 2012 and 2011, respectively.

The Dodd-Frank Act also gave the FDIC much greater discretion to manage the Deposit Insurance Fund ("DIF"). Among other things, the Dodd-Frank Act: (1) raised the minimum designated reserve ratio ("DRR") from 1.15% to 1.35% and removed the upper limit on the DRR; (2) requires the DIF to reach 1.35% by September 30, 2020; (3) requires that in setting assessments the FDIC offset the effect of the DRR reaching 1.35% by September 30, 2020, rather than 1.15% by the end of 2016, on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC pay dividends from the fund when the DRR is between 1.35% and 1.5%; and (5) continued the FDIC's authority to declare dividends when the DRR at the end of a calendar year is at least 1.5%. On December 15, 2010, the FDIC set the DRR at 2.0% and it has not changed since that time.

The Dodd-Frank Act requires that, for at least five years, the FDIC must make available to the public the reserve ratio using both estimated insured deposits and the new assessment base. As of September 30, 2013, the DIF ratio calculated by the FDIC using estimated insured deposits was .68%. The DIF reserve ratio would have been .33% using the new assessment base. In 2013, for banks with at least $10 billion in total assets, the annual insurance premiums on bank deposits insured by the DIF ranged from 2.5 cents to 45 cents per $100 of deposits.

Examinations and Regulatory Sanctions    TCF is subject to periodic examination by the Federal Reserve, the OCC, the Consumer Financial Protection Bureau (the "CFPB") and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act of 1970 (the "BSA" or "Bank Secrecy Act"), the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation.

In its 2009 examinations of TCF's compliance with the BSA, the OCC identified instances of non-compliance that constituted a program violation. On July 20, 2010, TCF Bank agreed to the issuance of a Consent Order (the "Order") by the OCC, TCF Bank's primary banking regulator, addressing certain matters related to the BSA. The Order required TCF Bank to address deficiencies in TCF Bank's BSA program identified by the OCC, including review and revision of TCF Bank's BSA risk assessment, BSA Compliance Program, and Suspicious Activity Report filing procedures and processes. The OCC did not identify any systemic undetected criminal activity or money laundering. TCF Bank was also required to address the performance of appropriate due diligence when an account is opened, and to review transactions since November 2008 for compliance. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to this review. Pursuant to this agreement, TCF agreed to pay a $10 million civil money penalty. In December 2013, the OCC terminated the Order.

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

  •
  Removed, after a three-year phase-in period which began January 1, 2013, trust preferred securities as a permitted component of a bank holding company's Tier 1 Capital;

  •
  Eliminated federal preemption for subsidiaries of national banks and federal savings associations;

  •
  Provided for new disclosure and other requirements relating to executive compensation and corporate governance, including requiring an advisory vote on executive compensation ("Say on Pay");

  •
  Provided for mortgage reform addressing a customer's ability to repay, restricted variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable rate loan, and made more loans subject to requirements for higher cost loans, new disclosures and certain other restrictions;

  •
  Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008; and allowed depository institutions to pay interest on business checking accounts, and;

  •
  Required publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

Taxation

Federal Taxation    TCF's federal income tax returns are open and subject to examination for 2012 and later tax return years.

State Taxation    TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See "Item 1A. Risk Factors".

See "Item 7. Management's Discussion and Analysis – Consolidated Income Statement Analysis – Income Taxes" and Notes 1 and 12 of Notes to Consolidated Financial Statements for additional information regarding TCF's income taxes.

Available Information

TCF's website, http://ir.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF's Annual Report and periodic filings required by the United States Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. TCF's Compensation, Nominating, and Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and changes to Codes of Ethics and information on all of TCF's securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-01-G, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

Various risks and uncertainties may affect TCF's business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or TCF's other SEC filings may have a material impact on TCF's financial condition or results of operations.

TCF's earnings are significantly affected by general economic and political conditions.

TCF's operations and profitability are impacted by general business and economic conditions in the local markets in which TCF operates, the U.S. generally and abroad. Economic conditions have a significant impact on the demand for TCF's products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans, the ability of TCF to sell loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF's financial condition and results of operations.

Additionally, adverse economic conditions may result in a decline in demand for automobiles or equipment that TCF leases or finances, which could result in a decline in the amount of new equipment being placed in service, as well as declines in automobile and equipment values for automobiles and equipment already in service. Adverse economic conditions may also hinder TCF from expanding the inventory or auto finance businesses by limiting its ability to attract and retain manufacturers and dealers as expected. Any such difficulties in TCF's leasing and equipment, inventory and auto finance businesses could have a material adverse effect on its financial condition and results of operations.

TCF is subject to interest rate risk.

TCF's earnings and cash flows largely depend upon its net interest income. Interest rates are highly sensitive to many factors that are beyond TCF's control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest TCF receives on loans and other investments and the amount of interest TCF pays on deposits and other borrowings, but such changes could also affect: (i) TCF's ability to originate loans and obtain deposits; (ii) the fair value of TCF's financial assets and liabilities; and (iii) the average duration of TCF's interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, then TCF's net interest income and earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected and prolonged change in market interest rates could have a material adverse effect on its financial condition and results of operations.

An inability to obtain needed liquidity could have a material adverse effect on TCF's financial condition and results of operations.

TCF's liquidity could be limited by an inability to access the capital markets or unforeseen outflows of cash, which could arise due to circumstances outside of its control, such as a general market disruption or an operational problem that affects TCF or third parties. TCF's credit rating is important to its liquidity. A further reduction or anticipated reduction in TCF's credit ratings could adversely affect the ability of TCF Bank and its subsidiaries to lend and its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations. An inability to meet its funding needs on a timely basis could have a material adverse effect on TCF's financial condition and results of operations.

TCF Financial relies on dividends from TCF Bank for most of its liquidity.

TCF Financial is a separate and distinct legal entity from its banking and other subsidiaries. TCF Financial's liquidity comes principally from dividends from TCF Bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds to pay dividends on its preferred and common stock and to meet its other cash needs. In the event TCF Bank is unable to pay dividends to it, TCF Financial may not be able to pay dividends or other obligations, which would have a material adverse effect on TCF's financial condition and results of operations.

Loss of customer deposits could increase TCF's funding costs.

TCF relies on bank deposits to be a low cost and stable source of funding. TCF competes with banks and other financial institutions for deposits. If TCF's competitors raise the rates they pay on deposits, TCF's funding costs may increase through either a loss of deposits or an increase in rates paid by TCF to avoid losing deposits. Increased funding costs could reduce TCF's net interest margin and net interest income, which could have a material adverse effect on TCF's financial condition and results of operations.

The soundness of other financial institutions could adversely affect TCF.

TCF's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. TCF routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even rumors regarding, any financial institutions, or the financial services industry generally, could lead to losses or defaults by TCF or a counterparty. Many of these transactions expose TCF to credit risk in the event of default of the counterparty or client. In addition, TCF's credit risk may be exacerbated when the collateral held by TCF cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial exposure. Any such losses could have a material adverse effect on TCF's financial condition and results of operations.

TCF relies on its systems and counterparties, and any failures could have a material adverse effect on its financial condition and results of operations.

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF's businesses depend on their ability to process, record and monitor a large number of complex transactions. If any of TCF's financial, accounting or other data processing systems fail or if personal information of TCF's customers or clients were mishandled or misused (whether by employees or counterparties), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

Additionally, TCF may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, terrorist acts or other damage to property or physical assets. Such disruptions may give rise to loss of services to customers and loss or liability to TCF. Any system failure could have a material adverse effect on TCF's financial condition and results of operations.

TCF faces cyber-security and other external risks, including "denial of service," "hacking" and "identity theft," that could adversely affect TCF's reputation and could have a material adverse effect on TCF's financial condition and results of operations.

TCF's computer systems and network infrastructure present security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and TCF may not be able to anticipate or prevent all such attacks. While TCF has not experienced a material cyber-security breach, TCF experiences periodic threats to its data and systems, including malware and computer virus attacks, attempted unauthorized access of accounts, and attempts to disrupt its systems. TCF may incur increasing costs in an effort to minimize these risks, could be held liable for, and could suffer reputational damage as a result of, any security breach or loss.

In addition, there have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including by intercepting account information at locations where customers make purchases, as well as through the use of social engineering schemes such as "phishing." For example, large retailers such as Target Corporation and Neiman Marcus Group LTD LLC have recently reported data breaches resulting in the loss of customer information. In the event that third parties are able to misappropriate financial information of TCF's customers, even if such breaches take place due to weaknesses in other parties' internal data security procedures, TCF could suffer reputational or financial losses which could have a material adverse effect on its financial condition and results of operations.

The success of TCF's supermarket branches depends on the continued long-term success and viability of TCF's supermarket partners, TCF's ability to maintain licenses or lease agreements for its supermarket locations and customer preferences.

A significant financial decline or change in ownership involving one of TCF's supermarket partners, including SUPERVALU Inc. or Jewel-Osco, could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2013, TCF had 225 supermarket branches. Supermarket banking continues to play an important role in TCF's deposit account strategy. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, continued difficult economic conditions, financial or labor difficulties in the supermarket industry, or a decrease in customer utilization of traditional bank branches may reduce activity in TCF's supermarket branches. Any of these could have a material adverse effect on TCF's financial condition and results of operations.

New lines of business or new products and services may subject TCF to additional risk.

From time to time, TCF may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products or services, TCF may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of TCF's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on TCF's financial condition and results of operations.

Increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation, which may increase in connection with current economic and market conditions. TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks. Some of TCF's competitors have fewer regulatory constraints or lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally highly depend, could present operational issues and require considerable capital spending. As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient.

All borrowers have the potential to default, and TCF's remedies may not fully satisfy the obligations owed to TCF. TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans and leases. The level of the allowance for loan and lease losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review TCF's allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF's financial condition and results of operations.

TCF is subject to extensive government regulation and supervision.

TCF Financial, its subsidiary TCF Bank and certain indirect subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect bank customers, depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect TCF's revenues, lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. A number of new banking rules have been issued in recent years, in many cases with limited interpretive guidance. Changes to statutes, regulations or regulatory policies, including changes in interpretation or enforcement of such statutes, regulations or policies, could affect TCF in substantial and unpredictable ways. For example, in recent years there has also been an increase in the frequency of enforcement actions brought by regulatory agencies, such as the CFPB, dealing with matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers. Changes in regulations, regulatory policies and enforcement activity could subject TCF to reduced revenues, additional costs, limits on the types of financial services and products it may offer or increased competition from non-banks offering competing financial services and products, among other things. While TCF has policies and procedures designed to prevent violations of the extensive federal and state regulations it is subject to, there can be no assurance that such violations will not occur, and failure to comply with these statutes, regulations or policies could result in sanctions against TCF by regulatory agencies, civil money penalties and reputational damage, any of which could have a material adverse effect on its financial condition and results of operations.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), the Bank Secrecy Act and similar laws require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possibly fines. In the past, several financial institutions have received sanctions and some have incurred large fines for non-compliance. On January 25, 2013, TCF entered into a settlement agreement with the OCC related to TCF's past compliance with the Bank Secrecy Act, pursuant to which TCF agreed to pay a $10 million civil money penalty. Violations of these regulations could have a material adverse effect on TCF's financial condition and results of operations.

TCF's earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact TCF significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and also affect the value of financial instruments that TCF holds. Those policies determine to a significant extent the cost of funds for lending and investing. Changes in those policies are beyond TCF's control and are difficult to predict. Federal Reserve policies can also affect TCF's borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could increase unemployment or reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan. As a result, changes to the fiscal and monetary policies by the Federal Reserve could have a material adverse effect on TCF's financial condition and results of operations.

Proposed and future legislative and regulatory initiatives may substantially increase compliance burdens, which could have a material adverse effect on TCF's financial condition and results of operations.

Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. For example, Congress enacted the Dodd-Frank Act in July 2010. Uncertainty remains as to many aspects of its ultimate impact, which could have a material adverse effect on the financial services industry as a whole and, specifically, on TCF's financial condition and results of operations.

In addition, the Dodd-Frank Act created the CFPB, which has examination and enforcement authority over TCF Bank and its subsidiaries, and gave it broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The term "abusive" is new and untested, and uncertainties remain concerning how it will be enforced.

Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and bank holding companies will be subject to significantly increased regulation and compliance obligations that expose TCF to noncompliance risk and consequences, which could have a material adverse effect on TCF's financial condition and results of operations.

TCF's framework for managing risks may not be effective in mitigating risk and any resulting loss.

TCF's risk management framework seeks to mitigate risk and any resulting loss. TCF has established processes intended to identify, measure, monitor, report and analyze the types of risk to which TCF is subject, including liquidity, credit, market, interest rate, operational, foreign currency, legal and compliance and reputational risk. However, as with any risk management framework, there are inherent limitations to TCF's risk management strategies. There may exist, or develop in the future, risks that TCF has not appropriately anticipated or identified. Any future breakdowns in TCF's risk management framework could have a material adverse effect on its financial condition and results of operations.

Failure to keep pace with technological change could adversely affect TCF's business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. TCF's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. Many of TCF's competitors have substantially greater resources to invest in technological improvements. TCF may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The Company may be subject to certain risks related to originating and selling loans.

When loans are sold or securitized, it is customary to make representations and warranties to the purchaser or investors about the loans and the manner in which they were originated. These agreements generally require the repurchase or substitution of loans in the event TCF breaches any of these representations or warranties. In addition, there may be a requirement to repurchase loans as a result of borrower fraud or in the event of early payment default of the borrower on a loan. TCF has not received a significant number of repurchase and indemnity demands from purchasers, and such demands have typically resulted from borrower fraud and early payment default of the borrower on loans. A material increase in repurchase and indemnity demands could have a material adverse effect on TCF's financial condition and results of operations.

TCF retains interest-only strips in connection with certain of its loan sales. The interest-only strip is recorded at fair value at the time of sale, which represents the present value of future cash flows generated by the loans to be retained by TCF. The value of these interest-only strips may be affected by factors such as changes in the behavior patterns of customers (including defaults and prepayments), changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from TCF's expectations. The impact of such factors could have a material adverse effect on the value of these interest-only strips and on TCF's financial condition and results of operations.

In addition, TCF relies on the sale of loans to generate earnings and manage its liquidity and capital levels, as well as geographical and product diversity in its loan portfolio. For example, TCF sold $1.6 billion of loans from its auto and consumer real estate businesses for a pre-tax gain of $51.4 million in 2013. Disruptions in the financial markets, changes to regulations that reduce the attractiveness of such loans to purchasers of the loans, or a decrease in the willingness of purchasers to purchase loans in general, or from TCF, could require TCF to decrease its lending activities or retain a greater portion of the loans it originates. Although retaining, rather than selling, loans would generate additional interest income, it would result in a decrease in the gains recognized on the sale of loans, could result in decreased liquidity, and could result in increased credit risk as TCF's loan portfolio increased in size from loans it originated but had otherwise planned to sell. As a result, any of these developments could have a material adverse effect on TCF's financial condition and results of operations.

Financial institutions depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, TCF may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. TCF may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause TCF to enter into unfavorable transactions, which could have a material adverse effect on TCF's financial condition and results of operations.

Failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

TCF's success depends to a large extent upon its ability to attract and retain key personnel. The loss of key personnel could have a material adverse impact on TCF's business because of their skills, market knowledge, industry experience and the difficulty of promptly finding a qualified replacement. Additionally, portions of TCF's business are relationship driven, and many of its key personnel have extensive customer relationships. Loss of such key personnel to a competitor could result in the loss of some of TCF's customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

TCF relies on other companies to provide key components of its business infrastructure.

Third party vendors provide key components of TCF's business infrastructure, such as internet connections, network access and transaction and other processing services. While TCF has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect TCF's ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

TCF's internal controls may be ineffective.

Management regularly reviews and updates TCF's internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of TCF's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its financial condition and results of operations.

Negative publicity could damage TCF's reputation.

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in TCF's business. Negative public opinion could adversely affect TCF's ability to keep and attract employees and customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from TCF's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information or from actions taken by government regulators and community organizations in response to such conduct. Because TCF conducts most of its businesses under the "TCF" brand, negative public opinion about one business could affect its other businesses.

Acquisitions may disrupt TCF's business and dilute stockholder value.

TCF regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with banks or other financial institutions. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. TCF seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves potential adverse impact to TCF's results of operations and various other risks commonly associated with acquisitions, such as: difficulty in estimating the value of the target company; payment of a premium over book and market values that may dilute TCF's tangible book value and earnings per share in the short- and long-term; potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence or other projected benefits; potential disruption to TCF's business; potential diversion of TCF management's time and attention; potential loss of key employees and customers of TCF or the target company; and potential changes in banking or tax laws or regulations that may affect the target company.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have previously been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of lower-cost deposits as a source of funds could have a material adverse effect on TCF's financial condition and results of operations.

Changes in accounting policies or in accounting standards could materially affect how TCF reports its financial condition and results of operations.

TCF's accounting policies are fundamental to the understanding of its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of TCF's assets or liabilities and results of operations. Some of TCF's accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts would be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, TCF could experience material losses. From time to time the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of TCF's financial statements. These changes are beyond TCF's control, can be difficult to predict and could materially impact how TCF reports its financial condition and results of operations. Additionally, TCF could be required to apply a new or revised standard retrospectively, resulting in it restating prior period financial statements in material amounts.

TCF is subject to examinations and challenges by tax authorities.

TCF is subject to federal, state, and foreign income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations or in how the regulations are interpreted could have a material adverse effect on TCF's results of operations. In the normal course of business, TCF is routinely subject to examinations and challenges from taxing authorities, regarding its tax positions. Recently, taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. These challenges may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in TCF's favor, they could have a material adverse effect on TCF's financial condition and results of operations.

Additionally, if TCF's Real Estate Investment Trust ("REIT") affiliate fails to qualify as a REIT, or if states enact legislation taxing REITs or related entities, TCF's tax expense would increase. TCF's REIT and related companies must meet specific provisions of the Internal Revenue Code of 1986, as amended, and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.

Significant legal actions could subject TCF to substantial uninsured liabilities.

TCF is subject to various claims related to its operations. These claims and legal actions, including supervisory actions by its regulators and other government authorities, could involve large monetary claims or penalties, as well as significant defense costs. To protect itself from the cost of certain kinds of claims, TCF maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, TCF's insurance coverage only covers certain types of liability, and such insurance may not continue to be available to TCF at a reasonable cost, or at all. As a result, TCF may be exposed to substantial uninsured liabilities, which could have a material adverse effect on TCF's financial condition and results of operations.

In addition, customers may make claims and take legal action pertaining to TCF's sale or servicing of various types of loan, lease and deposit products. Whether customer claims and legal action related to TCF are founded or unfounded, such claims and legal actions may result in significant financial liability and could adversely affect the market perception of TCF and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on TCF's financial condition and results of operations.

In particular, the financial services industry has increasingly been targeted by lawsuits alleging infringement of patent rights, often from patent holding companies seeking to monetize patents they have purchased or otherwise obtained. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted and costly litigation. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from utilizing certain technologies. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company's operations, and distracting to management.

TCF is subject to environmental liability risk associated with lending activities.

A significant portion of TCF's loan portfolio is secured by real property. In the ordinary course of business, TCF may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, TCF may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require TCF to incur substantial expenses and may materially reduce the affected property's value or limit TCF's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase TCF's exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on TCF's financial condition and results of operations.

 Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices    TCF owns its headquarters offices in Wayzata, Minnesota. Other operations facilities, located in Minnesota, Illinois, California, Michigan, Colorado, South Dakota, Georgia and Ontario, Canada, are either owned or leased. At December 31, 2013, TCF owned the buildings and land for 145 of its bank branch offices, owned the buildings but leased the land for 23 of its bank branch offices and leased or licensed the remaining 259 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Lending and Funding reportable segments. These branch offices are located in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. In December 2013, the OCC terminated the regulatory order related to previously disclosed deficiencies in its BSA compliance program. TCF Bank has made comprehensive changes to its BSA compliance program and has satisfied the legal and regulatory requirements of the order.

Item 4. Mine Safety Disclosures

Not applicable.

 Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF's common stock trades on the New York Stock Exchange under the symbol "TCB". The following table sets forth the high and low prices and dividends declared for TCF's common stock. The stock prices represent the high and low sale prices for TCF common stock on the New York Stock Exchange Composite Tape, as reported by Bloomberg.

As of February 18, 2014, there were 6,209 holders of record of TCF's common stock.

	High	Low	Dividends Declared

2013
Fourth Quarter	$16.46	$14.29	$.05
Third Quarter	16.68	13.69	.05
Second Quarter	15.32	13.49	.05
First Quarter	15.04	12.39	.05

2012
Fourth Quarter	$12.49	$10.45	$.05
Third Quarter	12.43	9.59	.05
Second Quarter	12.53	10.43	.05
First Quarter	12.58	10.04	.05

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Plan and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF's Board of Directors. TCF's management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Also, dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF's common stock. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business – Regulation – Regulatory Capital Requirements", "Item 1. Business – Regulation – Restrictions on Distributions" and Note 14 of Notes to Consolidated Financial Statements.

 Total Return Performance

The following graph compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor's 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2008 and reinvestment of all dividends). The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2012. The TCF Peer Group is shown below for comparison purposes.

TCF Stock Performance Chart

Total Return Performance

	Year Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

TCF Financial Corporation	100.00	102.65	113.08	79.98	95.92	130.05
SNL Bank and Thrift(1)	100.00	98.66	110.14	85.64	115.00	157.46
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
TCF Peer Group(2)	100.00	91.92	102.09	86.34	98.09	138.17

(1)
Includes all major exchange (NYSE, NYSE MKT, NASDAQ) banks and thrifts in SNL's coverage universe (446 companies as of December 31, 2013).
(2)
The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2012. The TCF Peer Group includes: New York Community Bancorp, Inc.; Hudson City Bancorp, Inc.; Popular, Inc.; First Niagara Financial Group, Inc.; First Republic Bank, People's United Financial, Inc.; BOK Financial Corporation; City National Corporation; Synovus Financial Corp.; First Horizon National Corporation; Associated Banc-Corp; Cullen/Frost Bankers, Inc.; East West Bancorp, Inc.; SVB Financial Group; First Citizens BancShares, Inc.; Commerce Bancshares, Inc.; Webster Financial Corporation; Hancock Holding Company; Susquehanna Bancshares, Inc.; Astoria Financial Corporation; Wintrust Financial Corporation; EverBank Financial Corp; Signature Bank; Fulton Financial Corporation; Valley National Bancorp; First National of Nebraska, Inc.; Flagstar Bancorp, Inc.; FirstMerit Corporation; Prosperity Bancshares, Inc.; Bank of Hawaii Corporation; UMB Financial Corporation; PrivateBancorp, Inc.; BancorpSouth, Inc.; First BanCorp.; BankUnited, Inc.; IBERIABANK Corporation; Washington Federal, Inc.; International Bancshares Corporation; F.N.B. Corporation; Umpqua Holdings Corporation; TFS Financial Corporation; Investors Bancorp, Inc.; Cathay General Bancorp; and Central Bancompany, Inc.

 Repurchases of TCF Stock

The following table summarizes common stock share repurchase activity for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October 1 to October 31, 2013
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	2,405	$14.48	N.A.	N.A.
November 1 to November 30, 2013
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	–	$–	N.A.	N.A.
December 1 to December 31, 2013
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	3,024	$16.20	N.A.	N.A.

Total
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	5,429	$15.44	N.A.	N.A.

N.A. Not Applicable
(1)
The current share repurchase authorization was approved by the Board of Directors on April 14, 2007, and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF's common stock outstanding at the time of the authorization, or 6.5 million shares. TCF has not repurchased shares since October 2007. Future repurchases will be based upon capital levels, growth expectations and market opportunities and may be subject to regulatory approval. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. This authorization does not have an expiration date.
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

 Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes. Historical data is not necessarily indicative of TCF's future results of operations or financial condition. See "Item 1A. Risk Factors."

Five Year Financial Summary

Consolidated Income:	Year Ended December 31,					Compound Annual Growth Rate

(Dollars in thousands, except per-share data)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Net interest income	$802,624	$780,019	$699,688	$699,202	$633,006	2.9%	6.2%
Fees and other revenue	403,094	388,191	437,171	508,862	496,468	3.8	(3.2)
Gains on securities, net	964	102,232	7,263	29,123	29,387	(99.1)	(43.0)

Total revenue	1,206,682	1,270,442	1,144,122	1,237,187	1,158,861	(5.0)	2.0
Provision for credit losses	118,368	247,443	200,843	236,437	258,536	(52.2)	(9.2)
Non-interest expense	845,269	811,819	764,451	756,335	756,655	4.1	3.3
Loss on termination of debt	–	550,735	–	–	–	(100.0)	N.M.

Income (loss) before income tax expense (benefit)	243,045	(339,555)	178,828	244,415	143,670	N.M.	6.0
Income tax expense (benefit)	84,345	(132,858)	64,441	90,171	49,811	N.M.	4.4
Income (loss) attributable to non-controlling interest	7,032	6,187	4,993	3,297	(410)	13.7	N.M.

Net income (loss) attributable to
TCF Financial Corporation	151,668	(212,884)	109,394	150,947	94,269	N.M.	6.0
Preferred stock dividends	19,065	5,606	–	–	18,403	N.M.	49.7

Net income (loss) attributable to
common stockholders	$132,603	$(218,490)	$109,394	$150,947	$75,866	N.M.	3.7

Per common share:
Basic earnings (loss)	$.82	$(1.37)	$.71	$1.08	$.60	N.M.	(1.4)

Diluted earnings (loss)	$.82	$(1.37)	$.71	$1.08	$.60	N.M.	(1.4)

Dividends declared	$.20	$.20	$.20	$.20	$.40	–	(27.5)

N.M. Not Meaningful.

Consolidated Financial Condition:	At December 31,					Compound Annual Growth Rate

(Dollars in thousands, except per-share data)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Loans and leases	$15,846,939	$15,425,724	$14,150,255	$14,788,304	$14,590,744	2.7%	3.5%
Securities available for sale	551,064	712,091	2,324,038	1,931,174	1,910,476	(22.6)	(22.5)
Total assets	18,379,840	18,225,917	18,979,388	18,465,025	17,885,175.8		1.9
Checking, savings and money market deposits	12,006,364	11,759,289	11,136,389	10,556,788	10,380,814	2.1	9.4
Certificates of deposit	2,426,412	2,291,497	1,065,615	1,028,327	1,187,505	5.9	(1.3)

Total deposits	14,432,776	14,050,786	12,202,004	11,585,115	11,568,319	2.7	7.1
Borrowings	1,488,243	1,933,815	4,388,080	4,985,611	4,755,499	(23.0)	(20.4)
Total Equity	1,964,759	1,876,643	1,878,627	1,471,663	1,175,362	4.7	5.6
Book value per common share	10.23	9.79	11.65	10.30	9.10	4.5	2.6

Financial Ratios:	At or For the Year Ended December 31,

	2013	2012	2011	2010	2009

Return on average assets	.87%	(1.14)%	.61%	.85%	.54%
Return on average common equity	8.12	(13.33)	6.32	10.67	6.57
Net interest margin(1)	4.68	4.65	3.99	4.15	3.87
Average total equity to average assets	10.46	9.66	9.24	7.83	7.20
Dividend payout ratio	24.30	(14.60)	28.10	18.52	66.67

(1)
Net interest income divided by average interest-earning assets.

Credit Quality Ratios:	At or For the Year Ended December 31,

	2013	2012	2011	2010	2009

Non-accrual loans and leases to total loans and leases	1.75%	2.46%	2.11%	2.33%	2.03%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	2.17	3.07	3.03	3.26	2.74
Allowance for loan and lease losses to total loans and leases	1.59	1.73	1.81	1.80	1.68
Net charge-offs as a percentage of average loans and leases	.81	1.54	1.45	1.47	1.34

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with "Item 1A. Risk Factors", "Item 6. Selected Financial Data", and "Item 8. Consolidated Financial Statements".

Overview

TCF Financial Corporation, a Delaware corporation ("TCF" or the "Company"), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. At December 31, 2013, TCF had 427 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF's primary banking markets).

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.5%, 61.4% and 61.2% of TCF's total revenue in 2013, 2012 and 2011, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of recent changes in regulations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2013, 2012 and 2011, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary    TCF reported diluted earnings per common share of 82 cents for 2013, compared with diluted loss per common share of $1.37 for 2012 and diluted earnings per common share of 71 cents for 2011. TCF reported net income of $132.6 million for the year ended December 31, 2013, compared with a net loss of $218.5 million and net income of $109.4 million for the years ended December 31, 2012 and 2011, respectively. TCF's 2012 net loss included a non-recurring net after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF's balance sheet completed in the first quarter of 2012.

On March 13, 2012, TCF announced it had repositioned its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities. TCF's long-term, fixed-rate debt was originated at market rates that prevailed prior to the 2008 economic crisis and was significantly above market rates at the time of repositioning. In addition, in late January 2012 the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014. As a result, this action better positioned TCF for the current interest rate outlook and reduced TCF's interest rate risk.

Return on average assets was a positive .87% in 2013, compared with a negative return of 1.14% in 2012 and a positive return of .61% in 2011. Return on average common equity was a positive 8.12% in 2013, compared with a negative return of 13.33% in 2012 and a positive return of 6.32% in 2011. The negative returns on average assets and average common equity for 2012 were due to the balance sheet repositioning discussed above.

Reportable Segment Results

Lending    TCF's lending strategy is primarily to originate high credit quality secured loans and leases. The lending portfolio consists of retail lending, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending's disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company's revenue. Lending generated net income available to common stockholders of $136.2 million in 2013, compared with net income of $30.9 million and $31.5 million in 2012 and 2011, respectively.

Lending net interest income for 2013 was $568.3 million, up 8.4% from $524.4 million in 2012, which was up 11.5% from $470.2 million in 2011. These increases were primarily due to higher average balances driven by continued growth in the auto finance and inventory finance businesses, partially offset by downward pressure on yields across the lending businesses in the current low-interest rate environment.

Lending provision for credit losses totaled $115.4 million in 2013, down 53% from $245.4 million for 2012, which was up 23.8% from $198.1 million in 2011. The decrease in 2013 was primarily due to decreased net charge-offs in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, as well as decreased net charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively work out problem loans. The increase in 2012 was primarily due to the implementation of clarifying regulatory guidance on consumer loans and increased provision in the commercial portfolio as TCF aggressively addressed credit issues. See "Consolidated Income Statement Analysis – Provision for Credit Losses" in this Management's Discussion and Analysis for further discussion.

Lending non-interest income totaled $168.4 million in 2013, up 21.6% from $138.5 million for 2012, which was up 36.8% from $101.2 million in 2011. The increases were primarily due to gains on sales of auto finance and consumer real estate loans. See "Consolidated Income Statement Analysis – Non-Interest Income" in this Management's Discussion and Analysis for further discussion.

Lending non-interest expense totaled $401.3 million in 2013, up 9.3% from $367.2 million for 2012, which was up 15.3% from $318.4 million in 2011. The increase in 2013 was primarily due to increased staff levels to support the continued growth of the auto finance business and expenses related to higher commissions based on production results and performance incentives, partially offset by reduced expenses related to fewer foreclosed consumer properties and a reduction in write-downs in balances of existing foreclosed real estate properties as a result of improved real estate property values. The increase in 2012 was primarily due to the full year impact of the acquisition of the auto finance business acquired in late 2011 as well as increased staffing levels to support the Bombardier Recreational Products, Inc. program in inventory finance.

Funding    TCF's funding is primarily derived from branch banking and treasury borrowings, with a focus on building and maintaining quality customer relationships through free checking. Deposits are generated from consumers and small businesses providing a source of low-cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net income available to common stockholders of $17.3 million in 2013, compared with a net loss available to common stockholders of $239.3 million and net income available to common stockholders of $77.8 million in 2012 and 2011, respectively. The changes from 2011 to 2012 and 2012 to 2013 were primarily due to the balance sheet repositioning completed in the first quarter of 2012.

Funding net interest income for 2013 was $237.3 million, down 8.1% from $258.3 million for 2012, which was up 11.5% from $231.6 million in 2011. The decrease in 2013 was primarily due to a reduction of interest income as a result of lower levels of mortgage-backed securities. The increase in 2012 was primarily related to the reduced costs of borrowings resulting from the balance sheet repositioning, partially offset by a reduction of interest income as a result of lower levels of mortgage-backed securities.

Funding non-interest income totaled $235.2 million in 2013, down 30.6% from $338.9 million for 2012, which was down 6.0% from $360.6 million in 2011. The decrease in 2013 was primarily due to higher gains on sales of securities during 2012 related to the balance sheet repositioning, lower transaction activity and higher average checking account balances per customer, partially offset by a larger account base. The decrease in 2012 was primarily due to lower banking fees and revenues related to changes in our deposit product fee structure and the full year effect of the new regulations limiting interchange fees associated with our debit card transactions.

Funding non-interest expense totaled $442.6 million in 2013, down 54.4% from $969.8 million for 2012, which was up 109.3% from $463.4 million in 2011. The changes from 2011 to 2012 and 2012 to 2013 were primarily due to the loss on termination of debt in connection with the balance sheet repositioning.

Consolidated Income Statement Analysis

Net Interest Income    Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 66.5% of TCF's total revenue in 2013, 61.4% in 2012 and 61.2% in 2011. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following tables summarize TCF's average balances, interest, dividends, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Change

(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)

Assets:
Investments and other	$774,917	$15,318	1.98%	$574,422	$10,404	1.81%	$200,495	$4,914	17
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	648,187	18,072	2.79	1,055,868	35,143	3.33	(407,681)	(17,071)	(54)
U.S. Treasury securities	345	–	.07	–	–	–	345	–	7
Other securities	98	2	2.38	180	7	3.70	(82)	(5)	(132)

Total securities available for sale(1)	648,630	18,074	2.79	1,056,048	35,150	3.33	(407,418)	(17,076)	(54)

Loans and leases held for sale	155,337	11,647	7.50	46,201	3,689	7.98	109,136	7,958	(48)
Loans and leases:
Consumer real estate:
Fixed-rate	3,746,029	217,891	5.82	4,254,039	252,233	5.93	(508,010)	(34,342)	(11)
Variable-rate	2,703,921	138,192	5.11	2,503,473	126,158	5.04	200,448	12,034	7

Total consumer real estate	6,449,950	356,083	5.52	6,757,512	378,391	5.60	(307,562)	(22,308)	(8)

Commercial:
Fixed- and adjustable-rate	2,302,594	120,948	5.25	2,691,004	149,793	5.57	(388,410)	(28,845)	(32)
Variable-rate	960,152	34,564	3.60	794,214	30,653	3.86	165,938	3,911	(26)

Total commercial	3,262,746	155,512	4.77	3,485,218	180,446	5.18	(222,472)	(24,934)	(41)

Leasing and equipment finance	3,260,425	162,035	4.97	3,155,946	170,991	5.42	104,479	(8,956)	(45)
Inventory finance	1,723,253	103,844	6.03	1,434,643	88,934	6.20	288,610	14,910	(17)
Auto finance	907,571	43,921	4.84	296,083	17,949	6.06	611,488	25,972	(122)
Other	13,088	1,060	8.10	16,549	1,332	8.05	(3,461)	(272)	5

Total loans and leases(2)	15,617,033	822,455	5.27	15,145,951	838,043	5.53	471,082	(15,588)	(26)

Total interest-earning assets	17,195,917	867,494	5.04	16,822,622	887,286	5.27	373,295	(19,792)	(23)

Other assets(3)	1,092,681			1,233,042			(140,361)

Total assets	$18,288,598			$18,055,664			$232,934

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,442,356			$1,311,561			$130,795
Small business	771,827			738,949			32,878
Commercial and custodial	345,713			317,432			28,281

Total non-interest bearing deposits	2,559,896			2,367,942			191,954

Interest-bearing deposits:
Checking	2,313,794	1,485.06		2,256,237	3,105.14		57,557	(1,620)	(8)
Savings	6,147,030	12,437.20		6,037,939	19,834.33		109,091	(7,397)	(13)
Money market	818,814	2,391.29		770,104	2,859.37		48,710	(468)	(8)

Subtotal	9,279,638	16,313.18		9,064,280	25,798.28		215,358	(9,485)	(10)
Certificates of deposit	2,369,992	20,291.86		1,727,859	15,189.88		642,133	5,102	(2)

Total interest-bearing deposits	11,649,630	36,604.31		10,792,139	40,987.38		857,491	(4,383)	(7)

Total deposits	14,209,526	36,604.26		13,160,081	40,987.31		1,049,445	(4,383)	(5)

Borrowings:
Short-term borrowings	7,685	46.60		312,417	937.30		(304,732)	(891)	30
Long-term borrowings	1,724,002	25,266	1.46	2,426,655	62,680	2.58	(702,653)	(37,414)	(112)

Total borrowings	1,731,687	25,312	1.46	2,739,072	63,617	2.32	(1,007,385)	(38,305)	(86)

Total interest-bearing liabilities	13,381,317	61,916.46		13,531,211	104,604.77		(149,894)	(42,688)	(31)

Total deposits and borrowings	15,941,213	61,916.39		15,899,153	104,604.66		42,060	(42,688)	(27)

Other liabilities	434,763			412,170			22,593

Total liabilities	16,375,976			16,311,323			64,653

Total TCF Financial Corp. stockholders' equity	1,896,131			1,729,537			166,594
Non-controlling interest in subsidiaries	16,491			14,804			1,687

Total equity	1,912,622			1,744,341			168,281

Total liabilities and equity	$18,288,598			$18,055,664			$232,934

Net interest income and margin		$805,578	4.68%		$782,682	4.65%		$22,896	3

(1)
Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.
(2)
Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.
(3)
Includes operating leases.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Change

(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)

Assets:
Investments and other	$574,422	$10,404	1.81%	$820,981	$7,836.95%		$(246,559)	$2,568	86
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	1,055,868	35,143	3.33	2,198,188	85,138	3.87	(1,142,320)	(49,995)	(54)
U.S. Treasury securities	–	–	–	48,178	34.07		(48,178)	(34)	(7)
Other securities	180	7	3.70	329	16	4.86	(149)	(9)	(116)

Total securities available for sale(1)	1,056,048	35,150	3.33	2,246,695	85,188	3.79	(1,190,647)	(50,038)	(46)

Loans and leases held for sale	46,201	3,689	7.98	1,215	131	10.78	44,986	3,558	(280)
Loans and leases:
Consumer real estate:
Fixed-rate	4,254,039	252,233	5.93	4,627,047	281,427	6.08	(373,008)	(29,194)	(15)
Variable-rate	2,503,473	126,158	5.04	2,386,234	122,532	5.13	117,239	3,626	(9)

Total consumer real estate	6,757,512	378,391	5.60	7,013,281	403,959	5.76	(255,769)	(25,568)	(16)

Commercial:
Fixed- and adjustable-rate	2,691,004	149,793	5.57	2,854,327	164,368	5.76	(163,323)	(14,575)	(19)
Variable-rate	794,214	30,653	3.86	710,758	30,742	4.33	83,456	(89)	(47)

Total commercial	3,485,218	180,446	5.18	3,565,085	195,110	5.47	(79,867)	(14,664)	(29)

Leasing and equipment finance	3,155,946	170,991	5.42	3,074,207	184,575	6.00	81,739	(13,584)	(58)
Inventory finance	1,434,643	88,934	6.20	856,271	61,583	7.19	578,372	27,351	(99)
Auto finance	296,083	17,949	6.06	363	13	3.31	295,720	17,936	275
Other	16,549	1,332	8.05	19,324	1,702	8.81	(2,775)	(370)	(76)

Total loans and leases(2)	15,145,951	838,043	5.53	14,528,531	846,942	5.83	617,420	(8,899)	(30)

Total interest-earning assets	16,822,622	887,286	5.27	17,597,422	940,097	5.34	(774,800)	(52,811)	(7)

Other assets(3)	1,233,042			1,194,550			38,492

Total assets	$18,055,664			$18,791,972			$(736,308)

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,311,561			$1,414,659			$(103,098)
Small business	738,949			698,903			40,046
Commercial and custodial	317,432			291,986			25,446

Total non-interest bearing deposits	2,367,942			2,405,548			(37,606)

Interest-bearing deposits:
Checking	2,256,237	3,105.14		2,114,098	4,451.21		142,139	(1,346)	(7)
Savings	6,037,939	19,834.33		5,671,889	28,942.51		366,050	(9,108)	(18)
Money market	770,104	2,859.37		658,693	2,951.45		111,411	(92)	(8)

Subtotal	9,064,280	25,798.28		8,444,680	36,344.43		619,600	(10,546)	(15)
Certificates of deposit	1,727,859	15,189.88		1,103,231	8,764.79		624,628	6,425	9

Total interest-bearing deposits	10,792,139	40,987.38		9,547,911	45,108.47		1,244,228	(4,121)	(9)

Total deposits	13,160,081	40,987.31		11,953,459	45,108.38		1,206,622	(4,121)	(7)

Borrowings:
Short-term borrowings	312,417	937.30		49,442	171.35		262,975	766	(5)
Long-term borrowings	2,426,655	62,680	2.58	4,500,564	192,984	4.29	(2,073,909)	(130,304)	(171)

Total borrowings	2,739,072	63,617	2.32	4,550,006	193,155	4.24	(1,810,934)	(129,538)	(192)

Total interest-bearing liabilities	13,531,211	104,604.77		14,097,917	238,263	1.69	(566,706)	(133,659)	(92)

Total deposits and borrowings	15,899,153	104,604.66		16,503,465	238,263	1.44	(604,312)	(133,659)	(78)

Other liabilities	412,170			551,206			(139,036)

Total liabilities	16,311,323			17,054,671			(743,348)

Total TCF Financial Corp. stockholders' equity	1,729,537			1,729,660			(123)
Non-controlling interest in subsidiaries	14,804			7,641			7,163

Total equity	1,744,341			1,737,301			7,040

Total liabilities and equity	$18,055,664			$18,791,972			$(736,308)

Net interest income and margin		$782,682	4.65%		$701,834	3.99%		$80,848	66

(1)
Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.
(2)
Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.
(3)
Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2013 Versus Same Period in 2012			Year Ended December 31, 2012 Versus Same Period in 2011

	Increase (Decrease) Due to			Increase (Decrease) Due to

(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total

Interest income:
Investments and other	$3,903	$1,011	$4,914	$(2,883)	$5,451	$2,568
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	(12,018)	(5,053)	(17,071)	(39,388)	(10,607)	(49,995)
U.S. Treasury Securities	–	–	–	(34)	–	(34)
Other securities	(2)	(3)	(5)	(6)	(3)	(9)
Total securities available for sale	(12,008)	(5,068)	(17,076)	(40,689)	(9,349)	(50,038)
Loans and leases held for sale	8,227	(269)	7,958	3,591	(33)	3,558
Loans and leases:
Consumer home equity:
Fixed-rate	(29,117)	(5,225)	(34,342)	(22,841)	(6,353)	(29,194)
Variable-rate	10,545	1,489	12,034	5,596	(1,970)	3,626
Total consumer real estate	(16,296)	(6,012)	(22,308)	(15,072)	(10,496)	(25,568)
Commercial:
Fixed- and adjustable-rate	(20,506)	(8,339)	(28,845)	(9,439)	(5,136)	(14,575)
Variable-rate	6,150	(2,239)	3,911	3,383	(3,472)	(89)
Total commercial	(10,921)	(14,013)	(24,934)	(4,475)	(10,189)	(14,664)
Leasing and equipment finance	5,527	(14,483)	(8,956)	4,776	(18,360)	(13,584)
Inventory finance	17,703	(2,793)	14,910	36,609	(9,258)	27,351
Auto finance	30,367	(4,395)	25,972	17,869	67	17,936
Other	(277)	5	(272)	(233)	(137)	(370)
Total loans and leases	26,280	(41,868)	(15,588)	34,374	(43,273)	(8,899)
Total interest income	20,023	(39,815)	(19,792)	(42,714)	(10,097)	(52,811)
Interest expense:
Checking	78	(1,698)	(1,620)	279	(1,625)	(1,346)
Savings	354	(7,751)	(7,397)	1,754	(10,862)	(9,108)
Money market	174	(642)	(468)	460	(552)	(92)
Certificates of deposit	5,538	(436)	5,102	5,341	1,084	6,425
Borrowings:
Short-term borrowings	(1,368)	477	(891)	792	(26)	766
Long-term borrowings	(14,988)	(22,426)	(37,414)	(69,951)	(60,353)	(130,304)
Total borrowings	(19,062)	(19,243)	(38,305)	(60,665)	(68,873)	(129,538)
Total interest expense	(1,143)	(41,545)	(42,688)	(9,230)	(124,429)	(133,659)
Net interest income	$18,806	$4,090	$22,896	$(32,277)	$113,125	$80,848

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income, including the impact of tax-equivalent adjustments of $3 million, was $805.6 million for 2013, an increase of 2.9% from $782.7 million in 2012, which was up 11.5% from $701.8 million in 2011. The increase in net interest income in 2013 was primarily driven by higher average loan and lease balances in the auto finance and inventory finance businesses as well as the balance sheet repositioning which resulted in a reduction to the cost of borrowings, partially offset by a reduction of interest income on lower levels of mortgage-backed securities. This increase was partially offset by downward pressure on yields across the lending businesses in this low interest rate environment as well as lower average balances of commercial fixed-rate loans due to run-off exceeding originations and lower average balances of consumer real estate loans driven by run-off in the first mortgage real estate business and ongoing loan sales. The increase in net interest income in 2012 was primarily due to the balance sheet repositioning completed in the first quarter of 2012. Additionally, net interest income increased due to higher average loan balances in the auto finance, inventory finance, and leasing and equipment finance businesses, partially offset by reduced interest income due to both lower yields and lower average balances of consumer real estate and commercial loans.

Net interest margin was 4.68%, 4.65% and 3.99% for 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to the balance sheet repositioning, partially offset by downward pressure on origination yields in the lending businesses due to the low interest rate environment as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable-rate loans due to marketplace demand. The increase in 2012 was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning, partially offset by a reduction in interest income on mortgage-backed securities and rate compression as the leasing and equipment finance and inventory finance portfolios re-priced in the low rate environment.

Provision for Credit Losses    The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses which is a critical accounting estimate. TCF's methodologies for determining and allocating the allowance for loan and lease losses and the related provision for credit losses focus on historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management's assessment of credit risk in the current loan and lease portfolio.

The following table summarizes the composition of TCF's provision for credit losses for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,						Change

(Dollars in thousands)	2013		2012		2011		2013/2012		2012/2011

Consumer real estate	$87,100	73.6%	$178,496	72.1%	$163,696	81.5%	$(91,396)	(51.2)%	$14,800	9.0%
Commercial	12,515	10.6	43,498	17.6	25,555	12.7	(30,983)	(71.2)	17,943	70.2
Leasing and equipment finance	1,005.8		10,054	4.1	7,395	3.7	(9,049)	(90.0)	2,659	36.0
Inventory finance	1,949	1.6	6,060	2.4	1,318.7		(4,111)	(67.8)	4,742	N.M	.
Auto finance	13,215	11.2	6,726	2.7	–	–	6,489	96.5	6,726	N.M	.
Other	2,584	2.2	2,609	1.1	2,879	1.4	(25)	(1.0)	(270)	(9.4)

Total	$118,368	100.0%	$247,443	100.0%	$200,843	100.0%	$(129,075)	(52.2)	$46,600	23.2

N.M. Not Meaningful

TCF provided $118.4 million for credit losses in 2013, compared with $247.4 million in 2012 and $200.8 million in 2011. The decrease in provision expense during 2013 was primarily due to decreased net charge-offs in the consumer real estate portfolio due to improved home values and a reduction in incidents of default, the decreased net charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively work out problem loans, and the impact of the clarifying bankruptcy-related regulatory guidance related to consumer loans adopted in 2012. The increase in provision expense during 2012 was primarily due to $36.9 million related to the impact of clarifying bankruptcy-related regulatory guidance adopted in 2012 (see Consolidated Financial Condition Analysis – Credit Quality for a discussion about the bankruptcy-related guidance), and increased provision in the commercial portfolio as TCF aggressively addressed non-accrual loans and leases and classified loans.

Net loan and lease charge-offs were $126.4 million, or .81% of average loans and leases, in 2013, compared with $233.8 million, or 1.54% of average loans and leases, in 2012 and $211 million, or 1.45% of average loans and leases, in 2011. The 2013 decrease was primarily due to improved credit quality in the consumer real estate portfolio as home values increased and incidents of default decreased, as well as improved credit quality in the commercial portfolio and continued efforts to actively work out problem loans. The decrease was further driven by the impact of the clarifying bankruptcy-related regulatory guidance adopted in 2012. The 2012 increase from 2011 was primarily driven by net charge-offs of $49.3 million in the consumer real estate portfolio related to the impact of clarifying bankruptcy-related regulatory guidance previously discussed.

Also see "Consolidated Financial Condition Analysis – Credit Quality – Allowance for Loan and Lease Losses" in this Management's Discussion and Analysis.

Non-Interest Income    Non-interest income is a significant source of revenue for TCF, representing 33.5%, 38.6% and 38.8% of total revenues in 2013, 2012 and 2011, respectively, and is an important factor in TCF's results of operations. Fees and other revenue were $403.1 million for 2013, compared with $388.2 million and $437.2 million in 2012 and 2011, respectively. The following table summarizes the components of non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Fees and service charges	$166,606	$177,953	$219,363	$273,181	$286,908	(6.4)%	(9.3)%
Card revenue	51,920	52,638	96,147	111,067	104,770	(1.4)	(12.8)
ATM revenue	22,656	24,181	27,927	29,836	30,438	(6.3)	(7.0)

Subtotal	241,182	254,772	343,437	414,084	422,116	(5.3)	(9.9)
Leasing and equipment finance	92,037	92,721	89,167	89,194	69,113	(.7)	10.7
Gains on sales of auto loans	29,699	22,101	1,133	–	–	34.4	N.M .
Gains on sales of consumer real estate loans	21,692	5,413	–	–	–	N.M .	N.M .
Other	18,484	13,184	3,434	5,584	5,239	40.2	8.8

Fees and other revenue	403,094	388,191	437,171	508,862	496,468	3.8	(3.2)

Gains on securities, net	964	102,232	7,263	29,123	29,387	(99.1)	(43.0)

Total non-interest income	$404,058	$490,423	$444,434	$537,985	$525,855	(17.6)	(4.1)

Fees and other revenue as a percentage of total revenue	33.4%	30.6%	38.2%	41.1%	42.8%

N.M. Not Meaningful

Fees and Service Charges    Banking and service fees totaled $166.6 million in 2013, compared with $178 million and $219.4 million for 2012 and 2011, respectively. The decrease in 2013 was primarily due to lower transaction activity and higher average checking account balances per customer, partially offset by a larger account base. The decrease in 2012 was primarily due to the elimination of the monthly maintenance fee with the reintroduction of free checking in the second quarter of 2012 and a lower number of accounts.

Card Revenue    Card revenue, primarily interchange fees, totaled $51.9 million in 2013, compared with $52.6 million and $96.1 million in 2012 and 2011, respectively. The decrease in 2013 was primarily due to lower card transaction volume. The decrease in 2012 was primarily due to a decrease in the average interchange rate per transaction as a result of the Durbin Amendment to the Dodd-Frank Act, which took effect during the fourth quarter of 2011.

TCF is the 14th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended September 30, 2013, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF's customers. Card revenue represented 21.5%, 20.7% and 28% of banking fee revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Gains on Sales of Auto Loans    TCF sold $795.3 million of auto loans and recognized $29.7 million in associated gains during 2013, compared to sales of $536.7 million and $37.4 million of auto loans with recognized associated gains of $22.1 million and $1.1 million during 2012 and 2011, respectively. The increases in sales were primarily due to the continued growth of the auto finance business as TCF continues to sell a percentage of its originations each quarter.

Gains on Sales of Consumer Real Estate Loans    TCF sold $763.1 million and $161.8 million of consumer real estate loans and recognized gains of $21.7 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively. There were no sales of consumer real estate loans during the year ended December 31, 2011.

The following table presents the components of other non-interest income.

	At December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Servicing fee income	$11,316	$6,235	$484	$–	$–	81.5%	N.M	.%
Investments and insurance	1,025	920	1,105	1,111	643	11.4	(35.8)
Other	6,143	6,029	1,845	4,473	4,596	1.9	37.6

Total other non-interest income	$18,484	$13,184	$3,434	$5,584	$5,239	40.2	8.8

N.M. Not meaningful.

Other Non-Interest Income    Total other non-interest income totaled $18.5 million in 2013, compared with $13.2 million and $3.4 million in 2012 and 2011, respectively. The increase in 2013 was primarily due to higher servicing fee income related to the continued growth of the auto finance managed loans portfolio. The increase in 2012 was primarily driven by servicing fee income related to the full year impact of the acquisition of the auto finance business acquired in late 2011 and growth in the auto finance managed loans portfolio.

Gains on Securities, Net    During the years ended December 31, 2013, 2012 and 2011, TCF recognized $964 thousand, $102.2 million and $7.3 million, respectively, in gains related to sales of securities primarily driven by the sales of mortgage-backed securities. The gains in 2012 include $90.2 million related to sales of mortgage-backed securities (including a pre-tax net gain of $77 million as a result of the balance sheet repositioning) and a pre-tax net gain of $13.1 million as a result of the sale of Visa Class B stock.

Non-Interest Expense    Non-interest expense decreased $517.3 million, or 38%, in 2013, increased $598.1 million, or 78.2%, in 2012, and increased $8.1 million, or 1.1%, in 2011. The changes from 2011 to 2012 and 2012 to 2013 were primarily due to the loss on termination of debt in connection with the balance sheet repositioning. The following table presents the components of non-interest expense.

	Year Ended December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Compensation and employee benefits	$429,188	$393,841	$348,792	$346,072	$345,868	9.0%	3.3%
Occupancy and equipment	134,694	130,792	126,437	126,551	126,292	3.0	1.0
FDIC insurance	32,066	30,425	28,747	23,584	19,109	5.4	60.7
Operating lease depreciation	24,500	25,378	30,007	37,106	22,368	(3.5)	7.0
Advertising and marketing	19,132	16,572	10,034	13,062	17,134	15.4	(.0)
Deposit account premiums	2,345	8,669	22,891	17,304	30,682	(72.9)	(32.6)
Other	167,777	163,897	145,489	146,253	142,817	2.4	2.8

Subtotal	809,702	769,574	712,397	709,932	704,270	5.2	3.1
Loss on termination of debt	–	550,735	–	–	–	(100.0)	N.M	.
Branch realignment	8,869	–	–	–	–	N.M .	N.M	.
Foreclosed real estate and repossessed assets, net	27,950	41,358	49,238	40,385	31,886	(32.4)	7.8
FDIC special assessment	–	–	–	–	8,362	N.M .	N.M	.
Other credit costs, net	(1,252)	887	2,816	6,018	12,137	N.M .	N.M	.

Total non-interest expense	$845,269	$1,362,554	$764,451	$756,335	$756,655	(38.0)	3.3

N.M. Not meaningful.

Compensation and Employee Benefits    Compensation and employee benefits expense totaled $429.2 million, $393.8 million and $348.8 million during 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to increased staff levels to support the growth of auto finance and expenses related to higher commissions based on production results and performance incentives. The increase in 2012 was primarily due to the impact of the acquisition of the auto finance business acquired in late 2011 and increased staffing levels to support growth in the inventory finance business.

FDIC Insurance    Federal Deposit Insurance Corporation ("FDIC") premium expense totaled $32.1 million, $30.4 million and $28.7 million in 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to a higher overall assessment base. The increase in 2012 was primarily the result of changes in the FDIC insurance rate calculations for banks with over $10 billion in total assets, implemented in April 2011.

Advertising, Marketing and Deposit Account Premiums    Advertising and marketing expenses increased to $19.1 million in 2013, compared with $16.6 million in 2012 and $10 million in 2011. Deposit account premiums expense decreased to $2.3 million in 2013, compared with $8.7 million in 2012 and $22.9 million in 2011. The increases in advertising and marketing expenses and the decreases in deposit account premiums for 2013 and 2012 are attributable to TCF's shift in checking account acquisition strategy with the reintroduction of free checking, which replaced the use of deposit account premiums and focused on advertising the free checking product.

Other Non-Interest Expense    Other non-interest expense totaled $167.8 million in 2013, compared to $163.9 million and $145.5 million in 2012 and 2011, respectively. The increase in 2013 was primarily due to an increase in regulatory compliance costs and increased loan and lease processing expense in the consumer real estate and auto finance businesses. The 2012 increase was primarily due to a $10 million accrual for the civil money penalty assessed pursuant to previously disclosed deficiencies in TCF's Bank Secrecy Act compliance program.

Loss on Termination of Debt    In connection with the balance sheet repositioning, TCF restructured $3.6 billion of long-term borrowings that had a 4.3% weighted average rate, at a pre-tax loss of $550.7 million. As part of the debt restructuring, TCF replaced $2.1 billion of 4.4% weighted average fixed rate, FHLB advances with a mix of floating and fixed-rate, long-and short-term borrowings with a current weighted average rate of .5%, terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements, and sold $1.9 billion of mortgage-backed securities at a pre-tax gain of $77 million.

Branch Realignment    TCF executed a realignment of its retail banking system to support its strategic initiatives, which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013. The consolidation of 37 branches in Illinois and nine branches in Minnesota (eight in-store branches and one traditional branch) is expected to occur in March 2014. The ongoing benefit of this branch realignment is expected to exceed the pre-tax charges, together with the estimated financial impact of related ongoing account attrition, in less than 12 months.

Foreclosed Real Estate and Repossessed Assets, Net    Foreclosed real estate and repossessed assets expense, net totaled $28 million in 2013, compared to $41.4 million in 2012 and $49.2 million in 2011. The decrease in 2013 was primarily due to reduced expenses related to fewer foreclosed consumer properties primarily driven by a portfolio sale during the first quarter of 2013, a decrease in additions to foreclosed consumer properties, and lower write-downs to existing foreclosed real estate properties as a result of improved real estate property values. The decrease in 2012 was primarily due to lower write-downs on consumer real estate properties as a result of a decrease in the number of properties owned and the associated expenses.

Income Taxes    Income tax expense represented 34.7% of income before income tax expense in 2013, compared with income tax benefit of 39.1% of loss before income tax benefit in 2012 and income tax expense of 36% of income before income tax expense in 2011. The lower effective income tax rate for 2013 compared with 2011 is primarily due to the 2013 decision to indefinitely reinvest foreign earnings. The higher effective income tax rate for 2012 was primarily due to the 2012 pre-tax loss compared with pre-tax income in 2011 and 2013.

Consolidated Financial Condition Analysis

Securities Available for Sale    Securities available for sale were $551.1 million, or 3% of total assets, at December 31, 2013, as compared to $712.1 million, or 3.9% of total assets, at December 31, 2012. TCF's securities available for sale portfolio primarily consists of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Net unrealized pre-tax losses on securities available for sale totaled $43 million at December 31, 2013, compared with net unrealized pre-tax gains of $18.8 million at December 31, 2012. During 2013, TCF transferred $9.3 million in available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent to hold those securities to maturity. During March 2012, as part of TCF's balance sheet repositioning, the Company sold $1.9 billion of U.S. government-sponsored mortgage-backed securities at a gain of $77 million. TCF may, from time to time, sell treasury and agency securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Loans and Leases    The following tables set forth information about loans and leases held in TCF's portfolio.

	At December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2013	2012	2011	2010	2009	1-Year 2013/2012	5-Year 2013/2008

Consumer real estate:
First mortgage lien	$3,766,421	$4,239,524	$4,742,423	$4,893,887	$4,961,347	(11.2)%	(5.1)%
Junior lien	2,572,905	2,434,977	2,152,868	2,262,194	2,319,222	5.7	1.2

Total consumer real estate	6,339,326	6,674,501	6,895,291	7,156,081	7,280,569	(5.0)	(2.8)
Commercial:
Commercial real estate	2,743,697	3,080,942	3,198,698	3,328,216	3,269,003	(10.9)	(1.7)
Commercial business	404,655	324,293	250,794	317,987	449,516	24.8	(4.4)

Total commercial	3,148,352	3,405,235	3,449,492	3,646,203	3,718,519	(7.5)	(2.0)
Leasing and equipment finance(1)	3,428,755	3,198,017	3,142,259	3,154,478	3,071,429	7.2	6.6
Inventory finance	1,664,377	1,567,214	624,700	792,354	468,805	6.2	N.M
Auto finance	1,239,386	552,833	3,628	–	–	124.2	N.M
Other	26,743	27,924	34,885	39,188	51,422	(4.2)	(15.6)

Total loans and leases	$15,846,939	$15,425,724	$14,150,255	$14,788,304	$14,590,744	2.7	3.5

N.M. Not Meaningful.
(1)
Operating leases of $77.7 million, $82.9 million, $69.6 million, $77.4 million, and $105.9 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

(In thousands)	At December 31, 2013

Geographic Distribution:	Consumer Real Estate	Commercial	Leasing and Equipment Finance(1)	Inventory Finance	Auto Finance	Other	Total

Minnesota	$2,234,964	$793,223	$99,102	$46,618	$25,273	$11,853	$3,211,033
Illinois	1,797,317	600,685	112,731	41,240	71,838	6,636	2,630,447
Michigan	638,736	545,508	140,945	52,002	21,881	2,615	1,401,687
California	435,893	37,023	487,849	49,898	240,284	28	1,250,975
Wisconsin	359,900	598,353	65,789	47,502	10,211	1,432	1,083,187
Colorado	483,230	165,011	54,763	18,979	25,610	4,093	751,686
Texas	220	15,945	292,187	126,263	77,483	5	512,103
Canada	–	–	1,445	498,538	–	–	499,983
Florida	1,139	42,451	147,906	61,025	59,983	41	312,545
New York	2,000	–	170,741	54,913	45,101	36	272,791
Ohio	4,093	53,292	138,150	37,516	21,917	–	254,968
Pennsylvania	15,879	–	142,729	46,759	40,146	10	245,523
North Carolina	220	8,087	127,306	32,903	48,824	–	217,340
Arizona	50,810	35,269	74,420	10,066	39,243	303	210,111
New Jersey	11,261	4,383	119,861	18,094	45,382	–	198,981
Washington	91,668	8,488	53,139	20,417	23,972	9	197,693
Georgia	969	11,569	87,607	29,525	63,751	–	193,421
Other	211,027	229,065	1,112,085	472,119	378,487	(318)	2,402,465

Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

(1)
Excludes operating leases included in other assets.

Loans and leases outstanding at December 31, 2013, are shown by contractual maturity in the following table.

	At December 31, 2013(1)

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance(2)	Inventory Finance	Auto Finance	Other	Total

Amounts due:
Within 1 year	$194,989	$495,220	$1,184,978	$1,664,377	$232,159	$6,181	$3,777,904
1 to 2 years	167,468	437,091	868,422	–	243,509	2,490	1,718,980
2 to 3 years	187,989	423,873	641,794	–	249,952	1,857	1,505,465
3 to 5 years	396,466	1,192,043	627,989	–	427,592	2,624	2,646,714
5 to 10 years	1,038,733	587,582	105,572	–	86,174	4,025	1,822,086
10 to 15 years	1,063,618	10,778	–	–	–	2,220	1,076,616
Over 15 years	3,290,063	1,765	–	–	–	7,346	3,299,174

Total after 1 year	6,144,337	2,653,132	2,243,777	–	1,007,227	20,562	12,069,035

Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

Amounts due after 1 year on:
Fixed-rate loans and leases	$3,370,974	$1,711,065	$2,231,892	$–	$1,007,227	$20,220	$8,341,378
Variable- and adjustable-rate loans(3)	2,773,363	942,067	11,885	–	–	342	3,727,657

Total after 1 year	$6,144,337	$2,653,132	$2,243,777	$–	$1,007,227	$20,562	$12,069,035

(1)
Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.
(2)
Excludes operating leases included in other assets.
(3)
Excludes fixed-term amounts under lines of credit which are included in the line item Fixed-rate loans and leases.

Consumer Real Estate    TCF's consumer real estate loan portfolio represented 40% of its total loan and lease portfolio at December 31, 2013, down 3.3% from 43.3% at December 31, 2012. TCF's consumer real estate portfolio is secured by mortgages on residential real estate. At December 31, 2013, 59.4% of loan balances were secured by first mortgages and 40.6% were secured by second mortgages with an average loan size of $111 thousand secured by first mortgages and $43 thousand secured by second mortgages. At December 31, 2013, 44.2% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 40.7% at December 31, 2012.

At December 31, 2013, 63.7% of TCF's consumer real estate loan balance consisted of closed-end loans, compared with 68.1% at December 31, 2012. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average home value, which is based on original appraisal value, was $319 thousand as of December 31, 2013. At December 31, 2013 and 2012, 87% and 93.3% of TCF's consumer real estate loans were in TCF's primary banking markets. TCF's consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the retail lending portfolio was 723 as of December 31, 2013, and 729 as of December 31, 2012. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 717 at December 31, 2013 and 727 December 31, 2012.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value ("LTV") at origination. TCF did not originate or purchase from brokers 2/28 adjustable-rate mortgages ("ARM") or Option ARM loans. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. However, loans at lower LTV ratios have been originated to borrowers with FICO scores below 620 in the normal course of lending to customers. At December 31, 2013, 43.1% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of ..2%. TCF's consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

At December 31, 2013, total consumer real estate lines of credit outstanding were $2.5 billion, up from $2.4 billion at December 31, 2012. Outstanding balances on consumer real estate lines of credit were 66.5% of total lines of credit in 2013 compared to 65.6% in 2012. Home equity lines of credit were $2.3 billion at December 31, 2013, of which 10.2% will reach maturity or draw period end prior to 2021.

Commercial Lending    Commercial real estate loans decreased $337.2 million from December 31, 2012 to $2.7 billion at December 31, 2013. Variable and adjustable-rate loans represented 45.7% of commercial real estate loans outstanding at December 31, 2013, compared with 40% at December 31, 2012. Commercial business loans increased $80.4 million to $404.7 million at December 31, 2013. The overall decrease in commercial lending was due to run-off exceeding new originations as well as continued efforts to actively work out problem loans. With an emphasis on secured lending, 99% of TCF's commercial real estate and commercial business loans were secured either by properties or other business assets at both December 31, 2013 and 2012. As of December 31, 2013, 88.7% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 90.8% as of December 31, 2012.

The following table summarizes TCF's commercial real estate loan portfolio by property and loan type.

	At December 31,

	2013				2012

(Dollars in thousands)	Number of Loans	Permanent	Construction and Development	Total	Number of Loans	Permanent	Construction and Development	Total

Multi-family housing	644	$899,604	$48,395	$947,999	819	$958,892	$65,735	$1,024,627
Retail services(1)	299	558,739	10,804	569,543	385	724,408	3,670	728,078
Office buildings	162	349,534	2,034	351,568	204	438,460	14,630	453,090
Warehouse/industrial buildings	164	306,322	–	306,322	204	317,673	21,033	338,706
Health care facilities	54	193,384	33,516	226,900	46	163,289	3,735	167,024
Hotels and motels	32	165,537	2,710	168,247	35	183,138	–	183,138
Residential home builders	15	13,196	8,245	21,441	18	21,419	9,212	30,631
Other	75	118,357	33,320	151,677	88	127,570	28,078	155,648

Total	1,445	$2,604,673	$139,024	$2,743,697	1,799	$2,934,849	$146,093	$3,080,942

(1)
Primarily retail shopping centers and stores, convenience stores, gas stations, restaurants and automobile dealerships.

Leasing and Equipment Finance    The following table summarizes TCF's leasing and equipment finance portfolio by equipment type, excluding operating leases.

	At December 31,

(Dollars in thousands)	2013		2012

Equipment Type	Balance	Percent of Total	Balance	Percent of Total

Specialty vehicles	$849,150	24.8%	$765,705	23.9%
Manufacturing	407,478	11.9	439,752	13.8
Construction	400,425	11.7	334,940	10.5
Medical	393,337	11.5	418,958	13.1
Golf cart and turf	327,141	9.5	303,551	9.5
Technology and data processing	260,849	7.6	260,829	8.2
Furniture and fixtures	212,857	6.2	163,934	5.1
Trucks and trailers	150,266	4.4	97,497	3.0
Agricultural	98,582	2.9	79,686	2.5
Other	328,670	9.5	333,165	10.4

Total	$3,428,755	100.0%	$3,198,017	100.0%

The leasing and equipment finance portfolio was $3.4 billion at December 31, 2013, compared with $3.2 billion as of December 31, 2012, and consisted of $1.9 billion of leases and $1.5 billion of loans. Loan and lease originations for leasing and equipment finance totaled $1.7 billion for 2013, an increase of 2% from 2012. The uninstalled backlog of approved transactions was $454.4 million at December 31, 2013, compared with $443.1 million at December 31, 2012. The average size of transactions originated during 2013 was $115 thousand, compared with $106 thousand during 2012. TCF's leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Policies Related to Critical Accounting Policies for information on lease accounting.

At December 31, 2013 and 2012, $68.5 million and $63.9 million, respectively, of TCF's lease portfolio was discounted with third-party financial institutions on a non-recourse basis, which is recorded in long-term borrowings. The leasing and equipment finance portfolio tables above present lease residuals including lease residuals related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2013, lease residuals totaled $108.2 million, or 9.07% of original equipment value, including $15.2 million related to non-recourse sales, compared with $118 million, or 9.74% of original equipment value, including $14.8 million related to non-recourse sales at December 31, 2012.

TCF Inventory Finance    The following table summarizes TCF's inventory finance portfolio by marketing segment.

	At December 31,

(Dollars in thousands)	2013		2012

Marketing Segment	Balance	Percent of Total	Balance	Percent of Total

Powersports	$929,111	55.8%	$943,704	60.2%
Lawn and garden	298,415	18.0	339,224	21.7
Electronics and appliances	57,264	3.4	50,394	3.2
Other	379,587	22.8	233,892	14.9

Total	$1,664,377	100.0%	$1,567,214	100.0%

Inventory finance continued to expand its core programs during 2013, with an increase in the total portfolio to $1.7 billion, or 10.5% of total loans and leases, at December 31, 2013, compared with $1.6 billion, or 10.2% at December 31, 2012. The increase was primarily due to continued growth in new dealer relationships within the other industries segment. Inventory finance originations decreased to $5.1 billion in 2013 compared to $5.2 billion in 2012.

Auto Finance    TCF's auto finance loan portfolio represented 7.8% of TCF's total loan and lease portfolio at December 31, 2013, compared with 3.6% at December 31, 2012. The auto finance portfolio increased significantly in 2013 to $1.2 billion from $552.8 million at December 31, 2012, due to continued growth as TCF expands the number of active dealers in its network by expanding its sales force in existing territories. As of December 31, 2013, the auto finance network included nearly 8,500 active dealers in 45 states, compared with nearly 6,200 active dealers in 43 states as of December 31, 2012. The auto finance portfolio consisted of 23.3% new car loans and 76.7% used car loans at December 31, 2013. Auto finance also increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, to $2.4 billion at December 31, 2013, from $1.3 billion at December 31, 2012.

Credit Quality    The following tables summarize TCF's loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss. The following items should be considered throughout the credit quality section.

  •
  Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are "classified" are loans or leases that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become non-performing or result in a loss.

  •
  Loans that are 60+ days delinquent have a higher potential to become non-performing and generally are a leading indicator for future charge-off trends.

  •
  Troubled debt restructurings ("TDRs") are loans to troubled borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed.

  •
  Non-accrual loans and leases have been charged down to the estimated fair value of the collateral less selling costs, or reserved for expected loss upon workout.

Included in Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, are disclosures of loans considered to be "impaired" for accounting purposes. Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Commercial TDR loans are individually evaluated for impairment. Impairment is based upon the present value of the expected future cash flows or for collateral dependent loans at the fair value of collateral less selling expense; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs. Impaired loans comprise a portion of non-accrual loans and accruing TDR loans and therefore are not additive to the information in the table below. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified with an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring, and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies. In addition, TCF has modified certain loans and leases to troubled borrowers which are not considered TDR loans because a concession was not granted. These other modified loans and leases totaled $10 million and $6.1 million at December 31, 2013 and 2012, respectively.

The following table provides a summary of accruing loans and leases by portfolio and regulatory classification, non-accrual loans and leases by portfolio, and other key credit statistics.

	At December 31, 2013
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases

Consumer real estate	$6,049,617	$21,309	$49,367	$–	$6,120,293	$219,033	$6,339,326
Commercial	2,896,795	54,711	156,307	–	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,386,301	15,966	12,445	2	3,414,714	14,041	3,428,755
Inventory finance	1,509,960	87,024	64,864	–	1,661,848	2,529	1,664,377
Auto finance	1,236,405	–	2,511	–	1,238,916	470	1,239,386
Other	26,263	68	2	–	26,333	410	26,743

Total loans and leases	$15,105,341	$179,078	$285,496	$2	$15,569,917	$277,022	$15,846,939

Percent of total loans and leases	95.32%	1.13%	1.80%	–%	98.25%	1.75%	100.00%

	At December 31, 2012
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases

Consumer real estate	$6,259,230	$65,057	$115,314	$–	$6,439,601	$234,900	$6,674,501
Commercial	2,891,395	160,559	225,535	–	3,277,489	127,746	3,405,235
Leasing and equipment finance	3,150,649	18,155	15,491	70	3,184,365	13,652	3,198,017
Inventory finance	1,495,238	59,797	10,692	–	1,565,727	1,487	1,567,214
Auto finance	551,578	–	1,154	–	552,732	101	552,833
Other	26,321	30	2	–	26,353	1,571	27,924

Total loans and leases	$14,374,411	$303,598	$368,188	$70	$15,046,267	$379,457	$15,425,724

Percent of total loans and leases	93.18%	1.97%	2.39%	–%	97.54%	2.46%	100.00%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $562.5 million at December 31, 2013, a decrease of $185.2 million from December 31, 2012, primarily in the commercial and consumer real estate portfolios. The decrease was due to continued efforts to actively work out commercial loans, the sale of $40.5 million of non-accrual consumer real estate loans during the second quarter of 2013, and fewer loans entering non-accrual status due to improved credit quality, partially offset by $48.6 million of delinquent loans entering non-accrual status due to a change in the non-accrual policy for consumer real estate loans during the third quarter of 2013. See Note 1 of Notes to the Consolidated Financial Statements – Summary of Significant Accounting Policies, for information on the non-accrual loans policy.

Past Due Loans and Leases    The following tables set forth information regarding TCF's delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At December 31,

(Dollars in thousands)	2013	2012	2011	2010	2009

Principal balances:
60-89 days	$27,806	$38,227	$45,531	$55,618	$54,073
90 days or more	2,846	57,796	72,105	59,425	52,056

Total	$30,652	$96,023	$117,636	$115,043	$106,129

Percentage of loans and leases:
60-89 days	.18%	.26%	.33%	.39%	.38%
90 days or more	.02	.38	.52	.41	.36

Total	.20%	.64%	.85%	.80%	.74%

The following table summarizes TCF's over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases.

	At December 31,
	2013		2012
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer real estate:
First mortgage lien	$20,894.58%		$76,020	1.88%
Junior lien	3,532.14		13,141.55

Total consumer real estate(1)	24,426.40		89,161	1.38
Commercial real estate	886.03		2,259.08
Commercial business	544.14		371.12

Total commercial	1,430.05		2,630.08
Leasing and equipment finance	2,401.07		2,568.08
Inventory finance	50	–	119.01
Auto finance	1,877.15		532.10
Other	10.04		31.12

Subtotal(2)	30,194.19		95,041.64
Delinquencies in acquired portfolios	458	1.64	982.89

Total	$30,652.20%		$96,023.64%

(1)
Impacted by the transfer of $48.6 million of consumer real-estate loans to non-accrual status in the third quarter of 2013 as a result of a change to the non-accrual policy.
(2)
Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

Loan Modifications    The following tables provide a summary of accruing and non-accrual TDR loans by portfolio and regulatory classification.

	At December 31,
(In thousands)	2013	2012	2011	2010	2009

Non-classified accruing TDR:
Consumer real estate	$469,586	$417,409	$288,671	$247,321	$–
Commercial	19,435	21,755	2,639	–	–
Other	93	38	–	–	–

Total non-classified accruing TDR loans	$489,114	$439,202	$291,310	$247,321	$–

Classified accruing TDR loans:
Consumer real estate	$37,054	$60,853	$144,407	$90,080	$252,510
Commercial	101,436	122,753	95,809	48,838	–
Leasing and equipment finance	1,021	1,050	776	–	–
Inventory finance	4,212	–	–	–	–

Total classified accruing TDR loans	$143,723	$184,656	$240,992	$138,918	$252,510

Total accruing TDR loans:
Consumer real estate	$506,640	$478,262	$433,078	$337,401	$252,510
Commercial	120,871	144,508	98,448	48,838	–
Leasing and equipment finance	1,021	1,050	776	–	–
Inventory finance	4,212	–	–	–	–
Other	93	38	–	–	–

Total accruing TDR loans	$632,837	$623,858	$532,302	$386,239	$252,510

Non-accrual TDR loans:
Consumer real estate	$134,487	$173,587	$46,728	$30,511	$15,416
Commercial	26,209	92,311	83,154	17,487	9,586
Leasing and equipment finance	2,447	2,794	979	1,284	–
Auto finance	470	101	–	–	–
Other	1	–	–	–	–

Total non-accrual TDR loans	$163,614	$268,793	$130,861	$49,282	$25,002

Total TDR loans:
Consumer real estate	$641,127	$651,849	$479,806	$367,912	$267,926
Commercial	147,080	236,819	181,602	66,325	9,586
Leasing and equipment finance	3,468	3,844	1,755	1,284	–
Inventory finance	4,212	–	–	–	–
Auto finance	470	101	–	–	–
Other	94	38	–	–	–

Total TDR loans	$796,451	$892,651	$663,163	$435,521	$277,512

Over 60-day delinquency as a percentage of total accruing TDR loans	1.28%	4.34%	5.69%	4.64%	2.48%

TCF modifies loans through forgiveness of interest or reductions in interest rates, extension of payment dates, or term extensions with reduction of contractual payments, but generally not through reductions of principal.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR loan. Modifications involving a concession that are not classified as TDR loans primarily include interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the previous reporting of loan modifications. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and the loan is performing based on the restructured terms.

Under consumer real estate programs, TCF typically reduces a customer's contractual payments for a period of time appropriate for the borrower's financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans as a result of the removal of the borrower's personal liability on the loan. Although loans classified as TDR loans are considered impaired, TCF received more than 47% of the original contractual interest due on accruing consumer real estate TDR loans during the year ended 2013, respectively, by modifying the loan to a qualified customer instead of foreclosing on the property. At December 31, 2013, 1.4% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 5.7% at December 31, 2012. Approximately 7.4% of the $202.3 million of accruing consumer real estate TDR loans modified within the 24 months preceding December 31, 2013, defaulted during 2013. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At December 31, 2013, 82.2% of total commercial TDR loans were accruing and TCF recognized more than 90% of the original contractual interest due on accruing commercial TDR loans during 2013. At December 31, 2013, all accruing commercial TDR loans were current and performing. Approximately 3.3% of the $168.9 million accruing commercial TDR loans modified within the 24 months preceding December 31, 2013, defaulted during 2013.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial TDR loans were $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013, and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and may still be outstanding with the borrower. In those cases, should the borrower's financial position improve, the loan may become recoverable. At December 31, 2013, ten TDR loans restructured as multiple notes with a combined total contractual balance of $38.8 million and a remaining book balance of $23.5 million are included in the preceding table.

For additional information regarding TCF's loan modifications refer to Note 6 of the Notes to Consolidated Financial Statements – Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned    The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Consumer real estate:
First mortgage lien	$180,811	$199,631	$129,114	$140,871	$118,313
Junior lien	38,222	35,269	20,257	26,626	20,846

Total consumer real estate	219,033	234,900	149,371	167,497	139,159
Commercial real estate	36,178	118,300	104,744	104,305	77,627
Commercial business	4,361	9,446	22,775	37,943	28,569

Total commercial	40,539	127,746	127,519	142,248	106,196
Leasing and equipment finance	14,041	13,652	20,583	34,407	50,008
Inventory finance	2,529	1,487	823	1,055	771
Auto finance	470	101	–	–	–
Other	410	1,571	15	50	141

Total non-accrual loans and leases	$277,022	$379,457	$298,311	$345,257	$296,275

Other real estate owned	68,874	96,978	134,898	141,065	105,768

Total non-accrual loans and leases and other real estate owned	$345,896	$476,435	$433,209	$486,322	$402,043

Non-accrual loans and leases to total loans and leases	1.75%	2.46%	2.11%	2.33%	2.03%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	2.17	3.07	3.03	3.26	2.74
Allowance for loan and lease losses to non-accrual loans and leases	91.05	70.40	85.71	76.99	82.51

Non-accrual loans and leases at December 31, 2013 decreased $102.4 million, or 27%, from December 31, 2012, primarily due to continued efforts to actively work out commercial loans, the sale of $40.5 million of non-accrual consumer real estate loans during the second quarter of 2013 and improved credit quality in the commercial and consumer real estate portfolios resulting in fewer loans entering non-accrual status, partially offset by a change in the consumer real estate non-accrual policy during the third quarter of 2013.

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and charged-off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Auto loans are generally charged-off to the fair value of the collateral, less estimated selling costs, upon entering non-accrual status no later than 120 days past due. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases, and inventory finance loans when reported as non-accrual. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2013 and 2012 are summarized in the following tables.

	At or for the Year Ended December 31, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457
Additions	222,443	13,315	19,219	7,608	497	29	263,111
Charge-offs	(38,283)	(27,325)	(5,461)	(721)	(10)	(173)	(71,973)
Transfers to other assets	(66,267)	(13,885)	(2,252)	(526)	(10)	(56)	(82,996)
Return to accrual status	(71,229)	(9,057)	(1,748)	(3,321)	–	–	(85,355)
Payments received	(19,865)	(53,985)	(9,267)	(2,292)	(114)	(503)	(86,026)
Sales	(43,434)	(309)	–	–	–	(453)	(44,196)
Other, net	768	4,039	(102)	294	6	(5)	5,000

Balance, end of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022

	At or for the Year Ended December 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$149,371	$127,519	$20,583	$823	$–	$15	$298,311
Additions	340,359	120,155	27,138	8,784	110	14	496,560
Charge-offs	(62,591)	(40,502)	(19,667)	(736)	–	(1,188)	(124,684)
Transfers to other assets	(82,632)	(15,044)	(2,915)	(817)	–	(605)	(102,013)
Return to accrual status	(96,137)	(27,692)	(1,308)	(3,867)	–	–	(129,004)
Payments received	(12,827)	(35,480)	(10,170)	(2,885)	(13)	(572)	(61,947)
Other, net	(643)	(1,210)	(9)	185	4	3,907	2,234

Balance, end of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457

Additions to non-accrual loans and leases decreased $233.4 million, charge-offs of non-accrual loans and leases decreased $52.7 million, non-accrual loans and leases that returned to accrual status decreased $43.6 million, payments received on non-accrual loan and leases increased $24.1 million and non-accrual loans and leases transferred to other assets decreased $19 million in 2013 compared with 2012. These changes were primarily driven by a more aggressive workout approach in the commercial portfolio and improved credit quality in the consumer real estate portfolio as home values improved and incident rates of default declined.

Allowance for Loan and Lease Losses    The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF's methodologies for determining and allocating the allowance for loan and lease losses focus on historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management's assessment of credit risk in the current loan and lease portfolio. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $252.2 million appropriate to cover losses incurred in the loan and lease portfolios at December 31, 2013. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF's ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF's markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, the following table includes detailed information regarding TCF's allowance for loan and lease losses.

						Allowance as a Percentage of Total Loans and Leases Outstanding
	At December 31,					At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009

Consumer real estate:
First mortgage lien	$133,009	$119,957	$115,740	$105,634	$89,542	3.53%	2.83%	2.44%	2.16%	1.80%
Junior lien	43,021	62,056	67,695	67,216	75,424	1.67	2.55	3.14	2.97	3.25

Consumer real estate	176,030	182,013	183,435	172,850	164,966	2.78	2.73	2.66	2.42	2.27
Commercial real estate	32,405	47,821	40,446	50,788	37,274	1.18	1.55	1.26	1.53	1.14
Commercial business	5,062	3,754	6,508	11,690	6,230	1.25	1.16	2.59	3.68	1.39

Total commercial	37,467	51,575	46,954	62,478	43,504	1.19	1.51	1.36	1.71	1.17
Leasing and equipment finance	18,733	21,037	21,173	26,301	32,063.55		.66	.67	.83	1.04
Inventory finance	8,592	7,569	2,996	2,537	1,462.52		.48	.48	.32	.31
Auto finance	10,623	4,136	–	–	–	.86	.75	–	–	–
Other	785	798	1,114	1,653	2,476	2.94	2.86	3.19	4.22	4.82

Total allowance for loan and lease losses	252,230	267,128	255,672	265,819	244,471	1.59	1.73	1.81	1.80	1.68
Other credit loss reserves:
Reserves for unfunded commitments	980	2,456	1,829	2,353	3,850	N.A .	N.A .	N.A .	N.A .	N.A .

Total credit loss reserves	$253,210	$269,584	$257,501	$268,172	$248,321	1.60%	1.75%	1.82%	1.81%	1.70%

N.A. Not Applicable.

At December 31, 2013, the allowance as a percent of total loans and leases decreased to 1.59% compared with 1.73% at December 31, 2012. The decrease in allowance for loan and lease losses was primarily driven by reduced reserves in the commercial portfolio as a result of increased net charge-offs from continued efforts to actively work out problem loans and lower reserve balances in the leasing and equipment finance portfolios as a result of reduced loss experience, partially offset by an increase in reserve balance as a result of growth in the auto finance portfolio.

The following tables set forth a reconciliation of changes in the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$267,128	$255,672	$265,819	$244,471	$172,442
Charge-offs:
Consumer real estate:
First mortgage lien	(60,363)	(101,595)	(94,724)	(78,605)	(55,420)
Junior lien	(37,145)	(83,190)	(62,130)	(56,125)	(53,137)

Total consumer real estate	(97,508)	(184,785)	(156,854)	(134,730)	(108,557)

Commercial real estate	(28,287)	(34,642)	(32,890)	(45,682)	(35,956)
Commercial business	(657)	(6,194)	(9,843)	(4,045)	(9,810)

Total commercial	(28,944)	(40,836)	(42,733)	(49,727)	(45,766)
Leasing and equipment finance	(7,277)	(15,248)	(16,984)	(34,745)	(29,372)
Inventory finance	(1,141)	(1,838)	(1,044)	(1,484)	(205)
Auto Finance	(5,305)	(1,164)	–	–	–
Other	(9,115)	(10,239)	(12,680)	(16,377)	(18,498)

Total charge-offs	(149,290)	(254,110)	(230,295)	(237,063)	(202,398)

Recoveries:
Consumer real estate:
First mortgage lien	2,055	1,067	510	2,237	808
Junior lien	6,589	4,582	3,233	2,633	1,129

Total consumer real estate	8,644	5,649	3,743	4,870	1,937

Commercial real estate	2,667	1,762	1,502	724	440
Commercial business	103	197	152	603	697

Total commercial	2,770	1,959	1,654	1,327	1,137
Leasing and equipment finance	3,968	5,058	4,461	4,100	2,053
Inventory finance	373	333	193	339	23
Auto Finance	607	30	–	–	–
Other	6,518	7,314	9,262	11,338	10,741

Total recoveries	22,880	20,343	19,313	21,974	15,891

Net charge-offs	(126,410)	(233,767)	(210,982)	(215,089)	(186,507)
Provision charged to operations	118,368	247,443	200,843	236,437	258,536
Other	(6,856)	(2,220)	(8)	–	–

Balance at end of year	$252,230	$267,128	$255,672	$265,819	$244,471

Net charge-offs as a percentage of average loans and leases	0.81%	1.54%	1.45%	1.47%	1.34%

Consumer real estate net charge-offs during 2013 decreased $90.3 million from 2012. The decrease was primarily due to additional net charge-offs of $49.3 million related to the impact of bankruptcy-related regulatory guidance adopted in 2012, as well as improved portfolio performance as a result of increasing residential real estate values and a reduction in incidents of default. During 2013, commercial net charge-offs decreased $12.7 million from 2012 primarily due to improved credit quality along with continued efforts to actively work out problem loans. During 2013, leasing and equipment finance net charge-offs decreased $6.9 million from 2012.

Other Real Estate Owned and Repossessed and Returned Assets    Other real estate owned and repossessed and returned assets are summarized in the following table.

	At December 31,
(In thousands)	2013	2012	2011	2010	2009

Other real estate owned:(1)
Consumer real estate	$47,637	$69,599	$87,792	$90,115	$66,956
Commercial real estate	21,237	27,379	47,106	50,950	38,812

Total other real estate owned	68,874	96,978	134,898	141,065	105,768
Repossessed and returned assets	3,505	3,510	4,758	8,325	17,166

Total other real estate owned and repossessed and returned assets	$72,379	$100,488	$139,656	$149,390	$122,934

(1)
Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 336 owned properties and 143 foreclosed properties subject to redemption at December 31, 2013, compared with 418 owned properties and 221 foreclosed properties subject to redemption at December 31, 2012. The decrease in owned properties during 2013 resulted from sales of 902 properties (including a portfolio sale of 184 consumer properties) offset by the addition of 820 properties. The average length of time to sell consumer real estate properties during 2013 was approximately 5.3 months from the date the properties were listed for sale.

The changes in the amount of other real estate owned for the years ended December 31, 2013 and 2012 are summarized in the following tables.

	At or For the Year Ended December 31, 2013
(In thousands)	Consumer	Commercial	Total

Balance, beginning of period	$69,599	$27,379	$96,978
Transferred in, net of charge-offs	67,934	13,808	81,742
Sales	(88,004)	(8,969)	(96,973)
Write-downs	(7,010)	(8,247)	(15,257)
Other, net	5,118	(2,734)	2,384

Balance, end of period	$47,637	$21,237	$68,874

	At or For the Year Ended December 31, 2012
(In thousands)	Consumer	Commercial	Total

Balance, beginning of period	$87,792	$47,106	$134,898
Transferred in, net of charge-offs	90,044	13,860	103,904
Sales	(100,493)	(25,563)	(126,056)
Write-downs	(10,752)	(8,859)	(19,611)
Other, net	3,008	835	3,843

Balance, end of period	$69,599	$27,379	$96,978

Transfers into other real estate owned decreased by $22.2 million in 2013, compared with 2012. Sales of other real estate owned decreased by $29.1 million in 2013, compared with 2012. Write-downs of consumer other real estate owned decreased by $3.7 million as a result of stabilization in home values in most of TCF's markets and a decrease in the number of properties owned.

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

The TCF Asset/Liability Management Committee ("ALCO") and the Finance Committee of the TCF Financial Board of Directors have each adopted a Liquidity Management Policy to direct management of the Company's liquidity risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information.

TCF Bank had $550 million and $712 million of interest-bearing deposits at the Federal Reserve at December 31, 2013 and 2012, respectively. Interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.1 billion and $1.4 billion at December 31, 2013 and 2012, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales, and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF's deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources. Lending activities are the primary use of TCF's funds, such lending activities primarily include loan originations and purchases, purchases of equipment for lease financing.

ALCO and the Finance Committee of the TCF Financial Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes the minimum amount of cash or liquid investments TCF Financial will hold, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information. TCF Financial had cash and liquid investments of $62 million and $84 million at December 31, 2013 and 2012, respectively.

The primary source of funding for TCF Commercial Finance Canada ("TCFCFC") is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank.

Deposits    Deposits totaled $14.4 billion at December 31, 2013, an increase of $382 million, or 2.7%, from December 31, 2012, primarily due to checking account growth and special programs for certificates of deposit.

Checking, savings and money market deposits are an important source of low interest-cost funds and fee income for TCF. These deposits totaled $12 billion at December 31, 2013, up $247.1 million from December 31, 2012, and comprised 83.2% of total deposits at December 31, 2013, compared with 83.7% of total deposits at December 31, 2012. The average balance of these deposits for 2013 was $11.8 billion, an increase of $407.3 million over the $11.4 billion average balance for 2012.

Certificates of deposit totaled $2.4 billion at December 31, 2013, and $2.3 billion at December 31, 2012.

Non-interest bearing deposits represented 18.3% of total deposits at December 31, 2013, compared with 17.7% at December 31, 2012. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was .24% at December 31, 2013, compared with .33% at December 31, 2012. The decrease in the weighted-average rate for deposits is primarily due to reduced interest rates on savings accounts.

Borrowings    Borrowings totaled $1.5 billion and $1.9 billion at December 31, 2013 and December 31, 2012, respectively. The weighted-average rate on borrowings was 1.41% at December 31, 2013, compared with 1.42% at December 31, 2012. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At December 31, 2013, TCF had $2.2 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

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

The $50 million of subordinated notes due 2015 re-price quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF Bank's discretion. In January 2014, TCF gave notice of its intention to redeem the aggregate principal amount of these subordinated notes on March 17, 2014, at which time the subordinated notes due 2015 will no longer qualify for treatment as Tier 2 or supplementary capital.

See Note 11 of Notes to Consolidated Financial Statements – Long-Term Borrowings, for additional information regarding TCF's long-term borrowings.

Contractual Obligations and Commitments    As disclosed in Notes 10, 11 and 17 of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2013, the aggregate contractual obligations (excluding demand deposits) and commitments were as follows.

	Payments Due by Period
(In thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings	$1,488,243	$431,912	$859,427	$87,715	$109,189
Time deposits	2,426,412	1,814,489	504,130	81,699	26,094
Annual rental commitments under non-cancelable operating leases	174,566	25,788	50,945	43,822	54,011
Contractual interest payments(1)	118,620	38,277	35,961	18,881	25,501
Campus marketing agreements	40,787	4,099	5,760	5,875	25,053
Construction contracts and land purchase commitments for future branch sites	910	910	–	–	–

Total	$4,249,538	$2,315,475	$1,456,223	$237,992	$239,848

	Amount of Commitment – Expiration by Period
(In thousands)		Less than	1-3	3-5	More than
Commitments	Total	1 year	years	years	5 years
Commitments to extend credit:
Consumer real estate and other	$1,274,006	$43,901	$70,353	$142,549	$1,017,203
Commercial	482,777	143,395	111,359	157,703	70,320
Leasing and equipment finance	158,321	158,321	–	–	–

Total commitments to extend credit	1,915,104	345,617	181,712	300,252	1,087,523
Standby letters of credit and guarantees on industrial revenue bonds	13,364	10,119	2,810	435	–

Total	$1,928,468	$355,736	$184,522	$300,687	$1,087,523

(1)
Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities which do not obligate the Company to lend have been excluded from the contractual obligations table above.

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with seven campuses. TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029. TCF also has various renewal options, which may extend the terms of these agreements. Campus marketing agreements are an important element of TCF's campus banking strategy.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2017. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Capital Management

TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common share repurchases, and the issuance or redemption of trust preferred securities, subordinated debt and other capital instruments. TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Adequacy Plan and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, and overall financial condition. TCF's capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Preferred Stock    At December 31, 2013, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share ("Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At December 31, 2013, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share ("Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity    Total equity at December 31, 2013 was $2 billion, or 10.69% of total assets, compared with $1.9 billion, or 10.3% of total assets, at December 31, 2012. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended December 31, 2013 and December 31, 2012. TCF's common dividend payout ratio was 22.99% and 34% for the quarters ended December 31, 2013 and 2012, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2013, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible realized common equity at December 31, 2013 was $1.5 billion, or 8.18% of total tangible assets, compared with $1.4 billion, or 7.52% of total tangible assets, at December 31, 2012. Tangible realized common equity is not a generally accepted accounting principle in the United States ("GAAP") financial measure (i.e., non-GAAP) and represents total equity less preferred shares, goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible realized common equity to tangible assets and the Tier 1 common capital ratio. These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible realized common equity and tangible assets to the GAAP measures of total equity and total assets.

	At December 31,

(Dollars in thousands)	2013	2012	2011	2010	2009

Computation of tangible realized common equity to tangible assets:
Total equity	$1,964,759	$1,876,643	$1,878,627	$1,480,163	$1,179,755
Less: Non-controlling interest in subsidiaries	11,791	13,270	10,494	8,500	4,393

Total TCF Financial Corporation stockholders' equity	1,952,968	1,863,373	1,868,133	1,471,663	1,175,362
Less:
Preferred stock	263,240	263,240	–	–	–
Goodwill	225,640	225,640	225,640	152,599	152,599
Other intangibles	6,326	8,674	7,134	1,232	1,405
Accumulated other comprehensive (loss) income	(27,213)	12,443	56,826	(15,692)	1,660

Tangible realized common equity	$1,484,975	$1,353,376	$1,578,533	$1,333,524	$1,019,698

Total assets	$18,379,840	$18,225,917	$18,979,388	$18,465,025	$17,885,175
Less:
Goodwill	225,640	225,640	225,640	152,599	152,599
Other intangibles	6,326	8,674	7,134	1,232	1,405

Tangible assets	$18,147,874	$17,991,603	$18,746,614	$18,311,194	$17,731,171

Tangible realized common equity to tangible assets	8.18%	7.52%	8.42%	7.28%	5.75%

At December 31, 2013 and 2012, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 14 of Notes to Consolidated Financial Statements – Regulatory Capital Requirements.

The following table is a reconciliation of the non-GAAP financial measure of Tier 1 common capital to the GAAP measure of Tier 1 risk-based capital.

	At December 31,

(Dollars in thousands)	2013	2012

Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,763,682	$1,633,336
Total risk-weighted assets	15,455,706	14,733,203
Total Tier 1 risk-based capital ratio	11.41%	11.09%
Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,763,682	$1,633,336
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	11,791	13,270

Total Tier 1 common capital	$1,488,651	$1,356,826

Total risk-weighted assets	$15,455,706	$14,733,203
Total Tier 1 common capital ratio	9.63%	9.21%

Total Tier 1 capital at December 31, 2013, was $1.8 billion, or 11.41% of risk-weighted assets, compared with $1.6 billion, or 11.09% of risk-weighted assets at December 31, 2012. Tier 1 common capital at December 31, 2013, was $1.5 billion, or 9.63% of risk-weighted assets, compared with $1.4 billion, or 9.21% of risk-weighted assets at December 31, 2012. The increase in Tier 1 risk-based capital ratio and Tier 1 common capital ratio from December 31, 2012 is due to retained earnings less dividends supporting the asset growth of the organization.

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

Recent Accounting Developments

On January 17, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The adoption of this ASU will be required, either on a modified retrospective basis or on a prospective basis, beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on TCF.

On January 15, 2014, the FASB issued ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on TCF.

On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2014. The adoption of this ASU is not expected to have a material impact on TCF.

On July 17, 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, this ASU removes the restriction on using different benchmark interest rates for similar hedges. This ASU became effective and was adopted by TCF on July 17, 2013. The adoption of this ASU did not have an impact on TCF.

On April 22, 2013, the FASB issued ASU No. 2013-07, Liquidation Basis of Accounting, which provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2014. The adoption of this ASU is not expected to have a material impact on TCF.

On March 4, 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2014. The adoption of this ASU is not expected to have a material impact on TCF.

On February 28, 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date, which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU requires application retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. The adoption of this ASU will be required for TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2014. The adoption of this ASU is not expected to have a material impact on TCF.

Legislative and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Bank Secrecy Act Consent Order    In December 2013, the OCC terminated the regulatory order related to previously disclosed deficiencies in TCF Bank's BSA compliance program. TCF Bank has made comprehensive changes to its BSA compliance program and has satisfied the legal and regulatory requirements of the order.

Federal Reserve Notice of Proposed Rulemaking    In July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the "Final Capital Rules") implementing revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

Interchange Litigation    On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the Federal Reserve Board's regulation concerning debit card interchange fees and network exclusivity requirements failed to comply with the Dodd-Frank Act. This ruling is currently on appeal. The lower court found that the Federal Reserve's regulation permits debit card issuers to recover costs that are not permitted by the Dodd Frank Act. The lower court's ruling could ultimately adversely affect the amount of future debit card interchange fees that TCF receives, and how future debit card transactions will be routed over payment card networks. The lower court has left the current regulation in place pending a decision on the Federal Reserve's appeal. The outcome of the appeal is uncertain. It is too early to determine the extent or timing of any negative effects the decision may have on TCF, as this will depend on numerous factors including the substance of any new regulations that the Federal Reserve may promulgate. If the lower court's ruling is upheld, however, it would have a significant adverse impact on TCF's interchange revenue.

 Forward-Looking Information

Any statements contained in this Annual Report on Form 10-K regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of this report under the heading "Risk Factors," the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks.    Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF's primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF's loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in value of assets such as interest-only strips that arise in connection with TCF's loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements.    New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws, use by municipalities of eminent domain on underwater mortgages, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; impact of legislative, regulatory or other changes affecting customer account charges and fee income; application of bankruptcy laws which result in the loss of all or part of TCF's security interest due to collateral value declines; deficiencies in TCF's regulatory compliance programs, which may result in regulatory enforcement actions, including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks.    Limitations on TCF's ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF's ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from

TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to regulatory requirements or customer opt-in preferences with respect to overdraft, which may have an adverse impact on TCF's fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF's ability to predict customer behavior and the impact on TCF's fee revenues.

Supermarket Branching Risk; Growth Risks.    Adverse developments affecting TCF's supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF's balance sheet through programs or new opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters.    Technological or operational difficulties, loss or theft of information (including the loss of account information by, or theft from, third parties such as merchants), cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

Litigation Risks.    Results of litigation, including class action litigation concerning TCF's lending or deposit activities including account servicing processes or fees or charges, or employment practices; the effect of interchange rate litigation against the Federal Reserve on debit card interchange fees; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

Accounting, Audit, Tax and Insurance Matters.    Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including adoption of state legislation that would increase state taxes; ineffective internal controls; adverse federal, state or foreign tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF; potential for claims and legal action related to TCF's fiduciary responsibilities.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk profile consists of four main categories: credit risk, interest rate risk, liquidity risk and foreign currency risk.

Credit Risk

Credit risk is defined as the risk to earnings or capital if an obligor fails to meet the terms of any contract with the Company or otherwise fails to perform as agreed, such as the failure of customers and counterparties to meet their contractual obligations, as well as contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes the failure of counterparties to settle a securities transaction on agreed-upon terms or the failure of issuers in connection with mortgage-backed securities held in the Company's securities available for sale portfolio.

TCF has an Enterprise Risk Management Committee that meets regularly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Enterprise Risk Management Committee and the Board of Directors have adopted a Concentration Policy to manage the Company's concentration risk. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify that they are predictive of borrower performance. Limits are established on the exposure to a single customer (including affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through the credit committees.

Management continuously monitors asset quality in order to manage the Company's credit risk and to determine the appropriateness of valuation allowances, including, in the case of commercial, inventory finance loans and equipment finance loans and leases, a risk rating methodology under which a rating of one through nine is assigned to each loan or lease. The rating reflects management's assessment of the potential impact on repayment of the customer's financial and operational condition. Asset quality is monitored separately based on the type or category of loan or lease. The rating process allows management to better define the Company's loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various scenarios, both expected and unexpected.

The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Bank Credit Committee of TCF Bank. To further manage credit risk in the securities portfolio, 99.7% of the amortized cost of securities held in the securities available for sale portfolio are issued and guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

Interest Rate Risk

Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. As such, the Company considers interest rate risk to be one of its most significant market risks. ALCO meets regularly and is responsible for reviewing the Company's interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

Interest rate risk arises mainly from the structure of the balance sheet. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios.

TCF utilizes net interest income simulation models to estimate the near-term effects (next one to three years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including through variation of interest rate levels, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding both events that management can influence, such as non-contractual deposit re-pricings, and events outside of its control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will likely differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

At December 31, 2013, net interest income is estimated to increase by 4.5%, compared with the base case scenario over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management also uses valuation analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analyses. Net interest income simulation highlights exposure over a relatively short time period (12 to 36 months), while valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

Management also utilizes an interest rate gap measurement, which is calculated by taking the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period. While the interest rate gap measurement has some limitations, including a lack of assumptions regarding future asset or liability production and a static interest rate assumption, it represents the net asset or liability sensitivity at a point in time. An interest rate gap measurement could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

TCF's one-year interest rate gap was a positive $1.5 billion, or 8.4% of total assets, at December 31, 2013, compared with a positive $903.9 million, or 5% of total assets, at December 31, 2012. The change in the gap from the previous year-end is primarily due to growth of variable-rate or short-duration fixed-rate assets in TCF's portfolios. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer loans at December 31, 2013, by approximately $51 million, or 16%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at December 31, 2013, by approximately $22 million, or 7%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates, such as lenders' willingness to lend funds, and the borrowers' ability to borrow, which can be impacted by the value of assets underlying loans and leases.

The following table summarizes the interest-rate gap measurement.

(Dollars in thousands)	Maturity/Rate Sensitivity

Contractual Obligations	Within 30 days	30 Days to 6 Months	6 Months to 1 Year	1-3 Years	3+ Years	Total

Interest-earning assets:
Interest earning cash and investments	$613,317	$57,133	$356	$1,902	$54,789	$727,497
Securities available for sale(1)	7,343	20,403	23,899	81,726	417,693	551,064
Loans held for sale	25,813	53,955	–	–	–	79,768
Consumer loans(1)(2)	1,970,862	273,346	296,455	913,843	2,884,820	6,339,326
Commercial loans(1)(2)	942,769	197,735	270,054	868,988	868,806	3,148,352
Leasing and equipment finance(1)	218,000	580,311	598,477	1,469,040	562,927	3,428,755
Inventory finance	1,534,875	106,279	23,223	–	–	1,664,377
Auto Finance	33,722	163,104	176,055	526,009	340,496	1,239,386
Other	2,139	508	587	1,777	21,732	26,743

Total	5,348,840	1,452,774	1,389,106	3,863,285	5,151,263	17,205,268

Interest-bearing liabilities:
Checking deposits(3)	505,019	347,847	378,554	1,176,612	2,570,738	4,978,770
Savings deposits(3)	1,316,990	483,016	514,739	1,632,536	2,246,722	6,194,003
Money market deposits(3)	81,838	72,970	76,767	217,102	212,966	661,643
Certificates of deposit	134,922	593,036	934,099	387,493	110,620	2,160,170
Brokered deposits	103,169	46,913	103,025	185,083	–	438,190
Short-term borrowings	4,918	–	–	–	–	4,918
Long-term borrowings	875,542	64,253	11,954	409,031	122,545	1,483,325

Total	3,022,398	1,608,035	2,019,138	4,007,857	5,263,591	15,921,019

Interest-earning assets over (under) interest-bearing liabilities	2,326,442	(155,261)	(630,032)	(144,572)	(112,328)	1,284,249

Cumulative gap	$2,326,442	$2,171,181	$1,541,149	$1,396,577	$1,284,249	$1,284,249

Cumulative gap as a percentage of total assets:
At December 31, 2013	12.7%	11.8%	8.4%	7.6%	7.0%	7.0%

At December 31, 2012	7.7%	7.6%	5.0%	6.3%	6.0%	6.0%

(1)
Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal.
(2)
At December 31, 2013, $829 million of variable-rate consumer real estate loans and $238 million of variable-rate commercial loans were modeled as fixed-rate loans as their current interest rate is below their contractual interest rate floor. An increase in short-term interest rates may not result in a change in the interest rate on these variable-rate loans.
(3)
Includes non-interest bearing deposits. At December 31, 2013, 25% of checking deposits, 38% of savings deposits, and 35% of money market deposits are included in amounts repricing within one year. At December 31, 2012, 19% of checking deposits, 43% of savings deposits, and 54% of money market deposits are included in amounts repricing within one year.

Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company's inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may require regulatory approval to make any such distributions in the future and such distributions may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods (see Note 14 of Notes to Consolidated Financial Statements for further information).

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for the Bank to direct management of the Company's liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a monthly basis. TCF's Liquidity Management Policy defines liquidity stress scenarios and establishes asset liquidity target ranges based upon those stress scenarios that are deemed appropriate for its risk profile.

TCF's asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve or through the use of overnight Federal Funds sold to highly rated counterparties or short-term U.S. Treasury Bills or Notes. Other asset liquidity can be provided by unpledged, highly-rated securities which could be sold or pledged to various counterparties under established TCF lines. At December 31, 2013, TCF had asset liquidity of $1.1 billion.

Deposits are TCF's primary source of funding. TCF also maintains secured sources of funding, which primarily include $2.2 billion of borrowing capacity at the FHLB of Des Moines, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve consists primarily of consumer and commercial real estate loans. The FHLB relies upon its own internal credit analysis of TCF's financial results when determining TCF's secured borrowing capacity. In addition to the above, TCF maintains other sources of unsecured and uncommitted borrowing capacity, including overnight federal funds purchased lines, access to brokered deposits, and access to the capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company's investment in TCF Commercial Finance Canada, Inc. or results of other transactions in countries outside of the United States. Beginning in 2011, TCF entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCF Commercial Finance Canada, Inc. and on certain other foreign lease transactions. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates.

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2014

 Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2013	2012

Assets
Cash and due from banks	$915,076	$1,100,347
Investments	114,238	120,867
Securities available for sale	551,064	712,091
Loans and leases held for sale	79,768	10,289
Loans and leases:
Consumer real estate:
First mortgage lien	3,766,421	4,239,524
Junior lien	2,572,905	2,434,977

Total consumer real estate	6,339,326	6,674,501
Commercial	3,148,352	3,405,235
Leasing and equipment finance	3,428,755	3,198,017
Inventory finance	1,664,377	1,567,214
Auto finance	1,239,386	552,833
Other	26,743	27,924

Total loans and leases	15,846,939	15,425,724
Allowance for loan and lease losses	(252,230)	(267,128)

Net loans and leases	15,594,709	15,158,596
Premises and equipment, net	437,602	440,466
Goodwill	225,640	225,640
Other assets	461,743	457,621

Total assets	$18,379,840	$18,225,917

Liabilities and Equity
Deposits:
Checking	$4,980,451	$4,834,632
Savings	6,194,003	6,104,104
Money market	831,910	820,553
Certificates of deposit	2,426,412	2,291,497

Total deposits	14,432,776	14,050,786

Short-term borrowings	4,918	2,619
Long-term borrowings	1,483,325	1,931,196

Total borrowings	1,488,243	1,933,815
Accrued expenses and other liabilities	494,062	364,673

Total liabilities	16,415,081	16,349,274

Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 165,164,861 and 163,428,763 shares issued, respectively	1,652	1,634
Additional paid-in capital	779,641	750,040
Retained earnings, subject to certain restrictions	977,846	877,445
Accumulated other comprehensive (loss) income	(27,213)	12,443
Treasury stock at cost, 42,566 shares, and other	(42,198)	(41,429)

Total TCF Financial Corporation stockholders' equity	1,952,968	1,863,373
Non-controlling interest in subsidiaries	11,791	13,270

Total equity	1,964,759	1,876,643

Total liabilities and equity	$18,379,840	$18,225,917

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2013	2012	2011

Interest income:
Loans and leases	$819,501	$835,380	$844,796
Securities available for sale	18,074	35,150	85,188
Investments and other	26,965	14,093	7,967

Total interest income	864,540	884,623	937,951

Interest expense:
Deposits	36,604	40,987	45,108
Borrowings	25,312	63,617	193,155

Total interest expense	61,916	104,604	238,263

Net interest income	802,624	780,019	699,688
Provision for credit losses	118,368	247,443	200,843

Net interest income after provision for credit losses	684,256	532,576	498,845

Non-interest income:
Fees and service charges	166,606	177,953	219,363
Card revenue	51,920	52,638	96,147
ATM revenue	22,656	24,181	27,927

Subtotal	241,182	254,772	343,437
Leasing and equipment finance	92,037	92,721	89,167
Gains on sales of auto loans	29,699	22,101	1,133
Gains on sales of consumer real estate loans	21,692	5,413	–
Other	18,484	13,184	3,434

Fees and other revenue	403,094	388,191	437,171
Gains on securities, net	964	102,232	7,263

Total non-interest income	404,058	490,423	444,434

Non-interest expense:
Compensation and employee benefits	429,188	393,841	348,792
Occupancy and equipment	134,694	130,792	126,437
FDIC insurance	32,066	30,425	28,747
Operating lease depreciation	24,500	25,378	30,007
Advertising and marketing	19,132	16,572	10,034
Deposit account premiums	2,345	8,669	22,891
Other	167,777	163,897	145,489

Subtotal	809,702	769,574	712,397
Loss on termination of debt	–	550,735	–
Branch realignment	8,869	–	–
Foreclosed real estate and repossessed assets, net	27,950	41,358	49,238
Other credit costs, net	(1,252)	887	2,816

Total non-interest expense	845,269	1,362,554	764,451

Income (loss) before income tax expense (benefit)	243,045	(339,555)	178,828
Income tax expense (benefit)	84,345	(132,858)	64,441

Income (loss) after income tax expense (benefit)	158,700	(206,697)	114,387
Income attributable to non-controlling interest	7,032	6,187	4,993

Net income (loss) attributable to TCF Financial Corporation	151,668	(212,884)	109,394
Preferred stock dividends	19,065	5,606	–

Net income (loss) available to common stockholders	$132,603	$(218,490)	$109,394

Net income (loss) per common share:
Basic	$.82	$(1.37)	$.71
Diluted	$.82	$(1.37)	$.71

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2013	2012	2011

Net income (loss) attributable to TCF Financial Corporation	$151,668	$(212,884)	$109,394

Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period	(61,177)	19,794	122,638
Reclassification of gains to net income (loss)	(860)	(89,879)	(8,045)
Foreign currency hedge:
Unrealized gains (losses) arising during the period	1,625	(630)	261
Foreign currency translation adjustment:
Unrealized (losses) gains arising during the period	(1,979)	531	(433)
Recognized postretirement prior service cost and transition obligation:
Net actuarial (losses) gains arising during the period	(46)	123	308
Income tax benefit (expense)	22,781	25,678	(42,211)

Total other comprehensive (loss) income	(39,656)	(44,383)	72,518

Comprehensive income (loss)	$112,012	$(257,267)	$181,912

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock and		Non- controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	(Loss) Income	Other	Total	Interests	Equity

Balance, December 31, 2010	–	142,965,012	$–	$1,430	$459,884	$1,049,156	$(15,692)	$(23,115)	$1,471,663	$8,500	$1,480,163

Net income attributable to TCF Financial Corporation	–	–	–	–	–	109,394	–	–	109,394	4,993	114,387
Other comprehensive income	–	–	–	–	–	–	72,518	–	72,518	–	72,518
Public offering of preferred stock	–	15,081,968	–	151	219,515	–	–	–	219,666	–	219,666
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	–	(2,999)	(2,999)
Dividends on common stock	–	–	–	–	–	(30,772)	–	–	(30,772)	–	(30,772)
Grants of restricted stock, 1,256,094 shares	–	1,247,500	–	12	(234)	–	–	222	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,402,505	–	14	17,957	–	–	–	17,971	–	17,971
Cancellation of shares of restricted stock	–	(120,886)	–	(1)	(620)	45	–	–	(576)	–	(576)
Cancellation of common shares for tax withholding	–	(209,719)	–	(2)	(3,114)	–	–	–	(3,116)	–	(3,116)
Net amortization of stock compensation	–	–	–	–	11,105	–	–	–	11,105	–	11,105
Stock compensation tax benefit	–	–	–	–	280	–	–	–	280	–	280
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	10,474	–	–	(10,474)	–	–	–

Balance, December 31, 2011	–	160,366,380	$–	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627

Net loss attributable to TCF Financial Corporation	–	–	–	–	–	(212,884)	–	–	(212,884)	6,187	(206,697)
Other comprehensive loss	–	–	–	–	–	–	(44,383)	–	(44,383)	–	(44,383)
Public offering of preferred stock	4,006,900	–	263,240	–	–	–	–	–	263,240	–	263,240
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	–	(3,411)	(3,411)
Dividends on preferred stock	–	–	–	–	–	(5,606)	–	–	(5,606)	–	(5,606)
Dividends on common stock	–	–	–	–	–	(31,904)	–	–	(31,904)	–	(31,904)
Grants of restricted stock, 1,822,025	–	1,822,025	–	18	(18)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,742,990	–	17	19,445	–	–	–	19,462	–	19,462
Cancellation of shares of restricted stock	–	(322,908)	–	(3)	(1,198)	16	–	–	(1,185)	–	(1,185)
Cancellation of common shares for tax withholding	–	(179,724)	–	(2)	(1,947)	–	–	–	(1,949)	–	(1,949)
Net amortization of stock compensation	–	–	–	–	11,108	–	–	–	11,108	–	11,108
Stock compensation tax expense	–	–	–	–	(659)	–	–	–	(659)	–	(659)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	8,062	–	–	(8,062)	–	–	–

Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643

Net income attributable to TCF Financial Corporation	–	–	–	–	–	151,668	–	–	151,668	7,032	158,700
Other comprehensive loss	–	–	–	–	–	–	(39,656)	–	(39,656)	–	(39,656)
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	–	(8,511)	(8,511)
Dividends on preferred stock	–	–	–	–	–	(19,065)	–	–	(19,065)	–	(19,065)
Dividends on common stock	–	–	–	–	–	(32,227)	–	–	(32,227)	–	(32,227)
Grants of restricted stock, 532,777 shares	–	532,777	–	5	(5)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,389,819	–	14	20,165	–	–	–	20,179	–	20,179
Cancellation of shares of restricted stock	–	(120,313)	–	–	(299)	25	–	–	(274)	–	(274)
Cancellation of common shares for tax withholding	–	(66,185)	–	(1)	(954)	–	–	–	(955)	–	(955)
Net amortization of stock compensation	–	–	–	–	10,398	–	–	–	10,398	–	10,398
Stock compensation tax expense	–	–	–	–	(473)	–	–	–	(473)	–	(473)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	769	–	–	(769)	–	–	–

Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income (loss) attributable to TCF Financial Corporation	$151,668	$(212,884)	$109,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	118,368	247,443	200,843
Depreciation and amortization	117,950	109,192	73,183
Proceeds from sales of loans and leases held for sale	277,180	161,221	40,571
Gains on sales of assets, net	(61,265)	(140,665)	(16,465)
Loss on termination of debt	–	550,735	–
Net income attributable to non-controlling interest	7,032	6,187	4,993
Originations of loans held for sale, net of repayments	(353,982)	(171,420)	(32,987)
Net increase (decrease) in other assets and accrued expenses and other liabilities	190,371	(67,985)	92,176
Other, net	(36,288)	14,839	28,011

Net cash provided by operating activities	411,034	496,663	499,719

Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,196,030)	(1,353,981)	812,988
Purchases of equipment for lease financing	(904,383)	(938,228)	(894,593)
Purchase of leasing and equipment finance portfolios	–	–	(68,848)
Purchase of inventory finance portfolios	(9,658)	(37,527)	(5,905)
Acquisition of Gateway One Lending & Finance, LLC, net of cash acquired	–	–	(94,323)
Proceeds from sales of loans	1,378,235	560,421	167,911
Proceeds from sales of lease receivables	43,215	78,805	122,819
Proceeds from sales of securities available for sale	46,096	2,074,494	181,696
Proceeds from sales of other securities	–	14,550	–
Purchases of securities available for sale	(47,734)	(645,880)	(1,039,379)
Proceeds from maturities of and principal collected on securities available for sale	91,416	202,431	586,816
Purchases of Federal Home Loan Bank stock	(18,789)	(157,517)	(6,663)
Redemption of Federal Home Loan Bank stock	40,976	197,571	29,093
Proceeds from sales of real estate owned	102,250	132,044	107,428
Purchases of premises and equipment	(37,859)	(44,082)	(34,865)
Other, net	30,476	40,418	34,334

Net cash (used in) provided by investing activities	(481,789)	123,519	(101,491)

Cash flows from financing activities:
Net increase in deposits	370,356	1,848,782	617,992
Net increase (decrease) in short-term borrowings	2,299	(3,797)	(120,374)
Proceeds from long-term borrowings	744,348	1,283,466	1,898
Payments on long-term borrowings	(1,120,402)	(4,164,102)	(376,087)
Net proceeds from public offerings of preferred stock	–	263,240	–
Net proceeds from public offering of common stock	–	–	219,666
Redemption of subordinated debt	(71,020)	–	–
Redemption of trust preferred securities	–	(115,010)	–
Net distributions to non-controlling interest	(8,511)	(3,411)	(2,999)
Dividends paid on preferred stock	(19,065)	(5,606)	–
Dividends paid on common stock	(32,227)	(31,904)	(30,772)
Stock compensation tax (expense) benefit	(473)	(659)	280
Common shares sold to TCF employee benefit plans	20,179	19,462	17,971

Net cash (used in) provided by financing activities	(114,516)	(909,539)	327,575

Net (decrease) increase in cash and due from banks	(185,271)	(289,357)	725,803
Cash and due from banks at beginning of period	1,100,347	1,389,704	663,901

Cash and due from banks at end of period	$915,076	$1,100,347	$1,389,704

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$61,453	$108,524	$231,353

Income taxes, net	$(28,456)	$(13,376)	$(12,012)

Transfer of loans to other assets	$112,463	$137,311	$175,361

See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation    The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries ("TCF"). TCF Financial Corporation, a Delaware corporation, is a national bank holding company engaged primarily in retail banking and wholesale banking through its primary subsidiary, TCF National Bank ("TCF Bank"). References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. TCF Bank owns leasing and equipment finance, inventory finance, auto finance and real estate investment trust subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.

Critical Accounting Policies

Critical Accounting Estimates    Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes.

Allowance for Loan and Lease Losses    The allowance for loan and lease losses is maintained at a level appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans classified as TDR loans are considered impaired loans. TCF individually evaluates impairment on all impaired commercial and inventory finance loans, certain large impaired equipment finance loans and leases, large consumer real estate troubled debt restructured ("TDR") loans, auto finance TDR loans, and all non-accrual Winthrop leases. All other loans and leases are evaluated collectively for impairment. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information, for a definition of impaired loans.

Loan impairment on consumer TDR loans is a key component of the allowance for loan and lease losses. The impairment is based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate incorporating certain assumptions for prepayments, default rates and loss severity based on historical performance. Due to the fact that the impairment is calculated utilizing the initial effective interest rate versus the modified interest rate a portion of the impairment constitutes an interest component. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information, for further information on the determination of the allowance for losses on accruing consumer real estate TDR loans.

Loan impairment on commercial, equipment finance and inventory finance loans is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs.

The impairment for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of incurred losses in these portfolios is based upon overall risk characteristics, changes in the character or size of portfolios, risk rating migration, and prevailing economic conditions. Additionally, the level of historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to confirmed losses are utilized in the historical data used in the allowance for loan and lease losses calculations. Consumer real estate loans are charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Auto finance loans are generally charged off to the estimated fair value of underlying collateral, less estimated selling costs, if repossession is reasonably assured and in process. Otherwise, auto finance loans are charged off in full no later than 120 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure, and additional charge-offs are recorded if necessary. Valuation adjustments on residential properties, made within four months after obtaining title or possession of the property, are recorded as charge-offs against the allowance for loan and lease losses. Subsequent valuation adjustments are recorded as foreclosed real estate expense. Deposit account overdrafts, which are included within other loans, are charged off at or before they are 60 days past due. Commercial loans, leasing and equipment finance loans, and inventory finance loans which are considered collateral dependent, are charged off to estimated fair value, less estimated selling costs, when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with contractual terms. Loans which are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses significantly depends upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

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

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment's book value, less the present value of its residual. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the lease. TCF receives pro rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

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

TCF occasionally sells minimum lease payments, as a credit risk reduction tool, to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the Consolidated Statements of Income, net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, judicial action and through the examination process. TCF's policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Other Significant Accounting Policies

Investments    Investments are carried at cost and adjusted for amortization of premiums or accretion of discounts, using a level yield method. TCF periodically evaluates investments for other than temporary impairment with losses, if any, recorded in non-interest income within gains on securities, net.

Securities Available for Sale    Securities available for sale are carried at fair value with the unrealized gains or losses, net of related deferred income taxes, reported within accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. TCF evaluates securities available for sale for other than temporary impairment on a quarterly basis. Declines in the value of securities available for sale that are considered other than temporary are recorded net of gains on securities in non-interest income. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security.

Loans and Leases Held for Sale    Loans and leases designated as held for sale are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold.

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

Non-accrual Loans and Leases    Loans and leases are generally placed on non-accrual status when the collection of interest and principal is 90 days or more past due unless, in the case of commercial loans, they are well-secured and in the process of collection. Consumer loans, other than real estate, and auto loans are placed on non-accrual status when interest and principal is 120 days past due. Delinquent junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due. Consumer loans are also generally placed on non-accrual status, regardless of delinquency, within 60 days of notification of bankruptcy or upon discharge under a Chapter 7 bankruptcy proceeding.

Loans on non-accrual status are reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status permanently. Income on these loans is recognized on a cash basis when there is sustained repayment performance for six consecutive months, the loan is not more than 60 days delinquent and a current credit evaluation has been completed.

Generally, when a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged-off against the allowance for loan and lease losses and interest accrued in the current year is reversed against interest income. For non-accrual leases that have been discounted with third-party financial institutions on a non-recourse basis, the related liability is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible, in which case interest income is recognized on a cash basis.

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

Other Real Estate Owned and Repossessed and Returned Assets    Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is determined through independent third-party appraisals, automated valuation methods or real estate broker's price opinions less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions less estimated selling costs. Within four months of a loan or lease transferring to other real estate owned or repossessed and returned assets, any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in other non-interest expense. Operating expenses of properties and recoveries on sales of other real estate owned are recorded in foreclosed real estate and repossessed assets, net. Operating revenue from foreclosed property is included in other non-interest income. Other real estate owned at December 31, 2013 and 2012, was $68.9 million and $97 million, respectively. Repossessed and returned assets at both December 31, 2013 and 2012, were $3.5 million.

Investments in Affordable Housing Limited Partnerships    Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits and amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2013, TCF's investments in affordable housing limited partnerships were $10.9 million, compared with $15.8 million at December 31, 2012.

At December 31, 2013, five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2013 and 2012, the carrying amount of these five investments was $10.3 million and $15.2 million, respectively. The maximum exposure to loss on these five investments was $10.3 million at December 31, 2013, however the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an investment grade credit-rated company, which further reduces the risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Interest-Only Strips    TCF periodically sells loans to third party financial institutions at fixed or variable rates. For those transactions which achieve sale treatment, the underlying loan is not recognized on TCF's Consolidated Statements of Financial Condition. The Company sells these loans at par value and generally retains an interest in the future cash flows of borrower loan payments, known as an interest-only strip. The interest-only strip is recorded at fair value at the time of sale. The fair value of the interest-only strip represents the present value of future cash flows generated by the loans to be retained by TCF. After initial recording of the interest-only strip, the accretable yield is measured as the difference between the initial investment, or fair value, and the cash flows expected to be collected. The accretable yield is amortized into interest income over the life of the interest-only strip using the effective yield method. The expected cash flows are evaluated quarterly to determine if they have changed from previous projections. If the present value of the original cash flows expected to be collected is less than the present value of the current estimate of cash flows to be collected, the change is adjusted prospectively over the remaining life of the interest-only strip. If the present value of the original cash flows expected to be collected is greater than the present value of the current estimate, an other than temporary impairment is generally recorded.

Intangible Assets    All assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, are recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on an annual basis at the reporting unit level, which is one level below reportable operating segments. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line or effective yield basis over their estimated useful lives, and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

When testing for goodwill impairment, TCF may initially perform a qualitative assessment. Based on the results of this qualitative assessment, if TCF concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. TCF's quantitative valuation methodologies primarily include discounted cash flow analysis in determining fair value of reporting units. If the fair value is less than the carrying amount, additional analysis is required to measure the amount of impairment. Impairment losses, if any, are recorded as a charge to non-interest expense and an adjustment to the carrying value of goodwill.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Impairment losses, if any, permanently reduce the carrying value of the other intangible assets.

Stock-Based Compensation    The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee's retirement date or date of employment termination. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

Income tax benefits related to stock compensation, in excess of grant date fair value less any proceeds on exercise, are recognized as additional paid-in capital upon vesting or exercise and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise are recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as income tax expense for any remaining amount. See Note 15, Stock Compensation, for additional information concerning stock-based compensation.

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

Note 2. Cash and Due from Banks

At December 31, 2013 and 2012, TCF Bank was required by Federal Reserve regulations to maintain reserves of $95.5 million and $79.7 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings and foreign exchange contracts. TCF maintained restricted cash totaling $46.1 million and $28.8 million at December 31, 2013 and 2012, respectively.

Note 3. Investments

Investments consist of the following.

	At December 31,

(In thousands)	2013	2012

Federal Home Loan Bank stock, at cost	$56,845	$79,032
Federal Reserve Bank stock, at cost	37,481	36,178
Mortgage-backed securities	14,610	–
Other	5,302	5,657

Total investments	$114,238	$120,867

The investments in Federal Home Loan Bank stock are required investments related to TCF's membership in and current borrowings from the Federal Home Loan Bank ("FHLB") of Des Moines. All Federal Home Loan Banks ("FHLBanks") obtain their funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBanks are jointly and severally liable for repayment of each other's debt. Therefore, TCF's investments in FHLB of Des Moines could be adversely impacted by the financial operations of the FHLBanks and actions of their regulator, the Federal Housing Finance Agency.

TCF Bank is required to hold Federal Reserve Bank stock equal to 6% of TCF Bank's capital surplus, which is additional paid-in capital stock, less any deficit retained earnings, gains (losses) on available for sale securities, and foreign currency translation adjustments as of the current period end. Mortgage-backed securities primarily consist of U.S. Government sponsored enterprises and federal agencies. During 2013, TCF transferred $9.3 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent to hold those securities to maturity. Other investments primarily consist of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act.

During 2013, TCF recorded an impairment charge of $246 thousand on other investments, which had a carrying value of $5.3 million at December 31, 2013, as full recovery is not expected. During 2012, TCF recorded an impairment charge of $865 thousand on other investments, which had a carrying value of $5.7 million at December 31, 2012.

During the second quarter of 2012, TCF sold its Visa Class B stock, resulting in a net $13.1 million pre-tax gain recorded in non-interest income within the Consolidated Statement of Income. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of Visa Class B stock into Visa Class A stock is adjusted.

The carrying values and yields on investments by contractual maturity at December 31, 2013 and 2012, are shown below.

	At December 31,

	2013		2012

(Dollars in thousands)	Carrying Value	Yield	Carrying Value	Yield

Due in one year or less	$–	–%	$100	1.00%
Due in 1-5 years	3,000	2.90	1,600	3.31
Due in 5-10 years	–	–	1,000	3.00
Due after 10 years	16,912	3.52	2,957	5.55
No stated maturity	94,326	3.93	115,210	3.73

Total	$114,238	3.84%	$120,867	3.76%

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,

	2013				2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$592,283	$1,131	$45,377	$548,037	$691,570	$21,693	$3,209	$710,054
Other	93	–	–	93	127	–	–	127
Other securities	1,642	1,292	–	2,934	1,642	268	–	1,910

Total	$594,018	$2,423	$45,377	$551,064	$693,339	$21,961	$3,209	$712,091

Weighted-average yield	2.65%				2.70%

Gross realized gains of $1.2 million, $90.2 million and $8 million were recognized on sales of securities available for sale during 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, mortgage-backed securities of $14.7 million and $19.8 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized during 2013. During 2012 and 2011, TCF recorded impairment charges of $225 thousand and $768 thousand, respectively, on other securities as full recovery was not expected.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

The following table shows the gross unrealized losses and fair value of securities available for sale that are in a loss position at December 31, 2013 and 2012, aggregated by investment category and length of time the securities were in a continuous loss position.

	At December 31, 2013

	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

Total	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

	At December 31, 2012

	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$186,418	$3,209	$–	$–	$186,418	$3,209

Total	$186,418	$3,209	$–	$–	$186,418	$3,209

The amortized cost, fair value and yield of securities available for sale by contractual maturity, at December 31, 2013 and 2012, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31, 2013			At December 31, 2012

(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Due in 1-5 years	$138	$140	5.24%	$102	$107	9.17%
Due in 5-10 years	24,328	24,543	2.17	114	115	2.63
Due after 10 years	567,910	523,447	2.67	691,481	709,959	2.71
No stated maturity	1,642	2,934	–	1,642	1,910	–

Total	$594,018	$551,064	2.65%	$693,339	$712,091	2.70%

Note 5. Loans and Leases

(Dollars in thousands)	At December 31, 2013	At December 31, 2012	Percent Change

Consumer real estate:
First mortgage lien	$3,766,421	$4,239,524	(11.2)%
Junior lien	2,572,905	2,434,977	5.7

Total consumer real estate	6,339,326	6,674,501	(5.0)
Commercial:
Commercial real estate:
Permanent	2,604,673	2,934,849	(11.3)
Construction and development	139,024	146,093	(4.8)

Total commercial real estate	2,743,697	3,080,942	(10.9)
Commercial business	404,655	324,293	24.8

Total commercial	3,148,352	3,405,235	(7.5)
Leasing and equipment finance:(1)
Equipment finance loans	1,546,134	1,306,423	18.3
Lease financings:
Direct financing leases	1,846,829	1,905,532	(3.1)
Sales-type leases	61,125	24,371	150.8
Lease residuals	108,203	103,207	4.8
Unearned income and deferred lease costs	(133,536)	(141,516)	5.6

Total lease financings	1,882,621	1,891,594	(.5)

Total leasing and equipment finance	3,428,755	3,198,017	7.2
Inventory finance	1,664,377	1,567,214	6.2
Auto finance	1,239,386	552,833	124.2
Other	26,743	27,924	(4.2)

Total loans and leases	$15,846,939	$15,425,724	2.7%

(1)
Operating leases of $77.7 million and $82.9 million at December 31, 2013 and 2012, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At December 31, 2013 and 2012, the consumer real estate junior lien portfolio was comprised of $2.1 billion and $1.9 billion, respectively, of home equity lines of credit ("HELOCs") and $505.5 million and $577.8 million, respectively, of amortizing junior lien mortgage loans. At December 31, 2013 and 2012, $969.2 million and $1.2 billion, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years. At December 31, 2013 and 2012, $1.1 billion and $675.4 million, respectively, had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period, and have not yet converted to amortizing loans.

During the years ended December 31, 2013 and 2012, TCF sold $795.3 million and $536.7 million, respectively, of consumer auto loans with servicing retained and limited representations and indemnifications, received cash of $780.3 million and $524.9 million, respectively, and recognized net gains of $29.7 million and $22.1 million, respectively. Related to these sales, TCF retained interest-only strips of $50.7 million and $39.5 million for the years ended December 31, 2013 and 2012, respectively. At

December 31, 2013, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $64.9 million and $1.1 million, respectively. At December 31, 2012, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $46.7 million and $3.6 million, respectively. TCF recorded impairment charges related to auto finance interest-only strips of $5.4 million and $458 thousand during the years ended December 31, 2013 and 2012, respectively. These impairments were related to higher prepayments than originally assumed. No servicing assets or liabilities related to consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. TCF's auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $2.4 billion and $1.3 billion at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, TCF sold $763.1 million and $161.8 million, respectively, of consumer real estate loans, with limited representations, indemnifications, and limited credit guarantees, received cash of $767.3 million and $167.2 million, respectively, and recognized net gains of $21.7 million and $5.4 million, respectively. Related to these sales, TCF retained interest-only strips of $22.2 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $19.6 million and $563 thousand, respectively. TCF recorded impairment charges related to consumer real estate interest-only strips of $466 thousand during the year ended December 31, 2013 and had no impairment charges recorded during the year ended December 31, 2012. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF's consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $7 billion and $6.7 billion at December 31, 2013 and 2012, respectively.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payments to third-party financial institutions at fixed rates. During the years ended December 31, 2013 and 2012, TCF sold $60.3 million and $102.4 million, respectively, of loans and minimum lease payment receivables, received cash of $62.1 million and $105.9 million, respectively, and recognized a net gain of $487 thousand and $2.1 million, respectively. Related to these sales, TCF had servicing liabilities of $1.3 million for both the years December 31, 2013 and 2012. At December 31, 2013 and 2012, TCF had total servicing liabilities related to leasing and equipment finance of $1.7 million and $1.2 million, respectively. At December 31, 2013 and 2012, TCF had lease residuals related to sales of outstanding minimum lease payments receivable of $15.2 million included in loans and leases and $14.8 million included in other assets, respectively. TCF's leasing and equipment finance loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $3.6 billion and $3.4 billion at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, TCF sold $86.5 million of commercial loans and recognized a net gain of $1.6 million. There were no material sales of commercial loans during the year ended 2012. There were no servicing liabilities related to these sales.

TCF's agreements to sell consumer real estate and auto loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the years ended December 31, 2013 and 2012, losses related to repurchases pursuant to such representations and warranties were immaterial as the majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealership that originated the loan requiring the dealer to repurchase such contracts from TCF.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2013 are as follows:

(In thousands)

2014	$711,400
2015	509,988
2016	351,558
2017	205,442
2018	90,178
Thereafter	28,759

Total	$1,897,325

Acquired Loans and Leases    Within TCF's acquired loan and lease portfolios, there were certain loans which had experienced deterioration in credit quality at the time of acquisition. These loans had outstanding principal balances of $1.2 million and $4.1 million at December 31, 2013 and 2012, respectively. The non-accretable discount on loans acquired with deteriorated credit quality was $856 thousand at December 31, 2013 and $1.5 million at December 31, 2012. The accretable discount to be recognized in income for these loans was $162 thousand at December 31, 2013 and $333 thousand at December 31, 2012. Accretion of $153 thousand and $464 thousand was recorded for the years ended December 31, 2013 and 2012, respectively.

Note 6. Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and lease losses and balances by type of allowance methodology. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

	At or For the Year Ended December 31, 2013

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Allowance for loan and lease losses:
Balance, at beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(97,508)	(28,944)	(7,277)	(1,141)	(5,305)	(9,115)	(149,290)
Recoveries	8,644	2,770	3,968	373	607	6,518	22,880

Net charge-offs	(88,864)	(26,174)	(3,309)	(768)	(4,698)	(2,597)	(126,410)

Provision for credit losses	87,100	12,515	1,005	1,949	13,215	2,584	118,368
Other	(4,219)	(449)	–	(158)	(2,030)	–	(6,856)

Balance, at end of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230

Allowance for loan and lease losses:
Collectively evaluated for impairment	$54,449	$28,994	$17,093	$8,308	$10,528	$781	$120,153
Individually evaluated for impairment	121,581	8,473	1,640	284	95	4	132,077

Total	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230

Loans and leases outstanding:
Collectively evaluated for impairment	$5,673,518	$2,971,308	$3,412,769	$1,657,636	$1,238,556	$26,649	$14,980,436
Individually evaluated for impairment	665,808	177,044	15,139	6,741	470	94	865,296
Loans acquired with deteriorated credit quality	–	–	847	–	360	–	1,207

Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

	At or For the Year Ended December 31, 2012

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Allowance for loan and lease losses:
Balance, at beginning of period	$183,435	$46,954	$21,173	$2,996	$–	$1,114	$255,672
Charge-offs	(184,785)	(40,836)	(15,248)	(1,838)	(1,164)	(10,239)	(254,110)
Recoveries	5,649	1,959	5,058	333	30	7,314	20,343

Net charge-offs	(179,136)	(38,877)	(10,190)	(1,505)	(1,134)	(2,925)	(233,767)

Provision for credit losses	178,496	43,498	10,054	6,060	6,726	2,609	247,443
Other	(782)	–	–	18	(1,456)	–	(2,220)

Balance, at end of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128

Allowance for loan and lease losses:
Collectively evaluated for impairment	$181,139	$37,210	$20,337	$7,339	$4,136	$798	$250,959
Individually evaluated for impairment	874	14,365	700	230	–	–	16,169

Total	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128

Loans and leases outstanding:
Collectively evaluated for impairment	$6,669,424	$3,133,011	$3,187,393	$1,565,727	$551,456	$27,924	$15,134,935
Individually evaluated for impairment	5,077	272,224	7,754	1,487	101	–	286,643
Loans acquired with deteriorated credit quality	–	–	2,870	–	1,276	–	4,146

Total	$6,674,501	$3,405,235	$3,198,017	$1,567,214	$552,833	$27,924	$15,425,724

Accruing and Non-accrual Loans and Leases    The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss than accruing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF's key credit quality indicator is the receivable's payment performance status as accruing or non-accruing.

	At December 31, 2013

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total

Consumer real estate:
First mortgage lien	$3,564,716	$19,815	$1,079	$3,585,610	$180,811	$3,766,421
Junior lien	2,531,151	3,532	–	2,534,683	38,222	2,572,905

Total consumer real estate	6,095,867	23,347	1,079	6,120,293	219,033	6,339,326
Commercial:
Commercial real estate	2,706,633	886	–	2,707,519	36,178	2,743,697
Commercial business	399,750	190	354	400,294	4,361	404,655

Total commercial	3,106,383	1,076	354	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,404,346	2,226	613	3,407,185	14,041	3,421,226
Inventory finance	1,661,798	29	21	1,661,848	2,529	1,664,377
Auto finance	1,236,678	1,105	773	1,238,556	470	1,239,026
Other	26,323	9	1	26,333	410	26,743

Subtotal	15,531,395	27,792	2,841	15,562,028	277,022	15,839,050

Portfolios acquired with deteriorated credit quality	7,870	14	5	7,889	–	7,889

Total	$15,539,265	$27,806	$2,846	$15,569,917	$277,022	$15,846,939

	At December 31, 2012

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-Accrual	Total

Consumer real estate:
First mortgage lien	$3,963,873	$28,132	$47,888	$4,039,893	$199,631	$4,239,524
Junior lien	2,386,567	6,170	6,971	2,399,708	35,269	2,434,977

Total consumer real estate	6,350,440	34,302	54,859	6,439,601	234,900	6,674,501
Commercial:
Commercial real estate	2,960,383	604	1,655	2,962,642	118,300	3,080,942
Commercial business	314,476	17	354	314,847	9,446	324,293

Total commercial	3,274,859	621	2,009	3,277,489	127,746	3,405,235
Leasing and equipment finance	3,155,744	2,726	534	3,159,004	13,652	3,172,656
Inventory finance	1,565,608	109	10	1,565,727	1,487	1,567,214
Auto finance	550,923	228	304	551,455	101	551,556
Other	26,322	20	11	26,353	1,571	27,924

Subtotal	14,923,896	38,006	57,727	15,019,629	379,457	15,399,086

Portfolios acquired with deteriorated credit quality	26,348	221	69	26,638	–	26,638

Total	$14,950,244	$38,227	$57,796	$15,046,267	$379,457	$15,425,724

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Year Ended December 31,

(In thousands)	2013	2012	2011

Contractual interest due on non-accrual loans and leases	$33,046	$39,232	$37,645
Interest income recognized on loans and leases in non-accrual status	12,149	9,401	7,371

Foregone interest income	$20,897	$29,831	$30,274

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts.

	At December 31,

(In thousands)	2013	2012

Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$65,321	$69,170
60+ days delinquent and accruing	682	644
Non-accrual	13,475	18,982

Total consumer real estate loans to customers in bankruptcy	$79,478	$88,796

For the years ended December 31, 2013 and 2012, interest income would have been reduced by approximately $858 thousand and $910 thousand, respectively, had the accrual of interest income on the above consumer loans been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties    Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a TDR.

The following tables provide a summary of accruing and non-accrual TDR loans by portfolio and regulatory classification.

	At December 31, 2013
	Accruing TDR Loans		Total Accruing	Non-Accrual	Total
(In thousands)	Classified	Non-classified	TDR Loans	TDR Loans	TDR Loans

Consumer real estate	$37,054	$469,586	$506,640	$134,487	$641,127
Commercial	101,436	19,435	120,871	26,209	147,080
Leasing and equipment finance	1,021	–	1,021	2,447	3,468
Inventory finance	4,212	–	4,212	–	4,212
Auto finance	–	–	–	470	470
Other	–	93	93	1	94

Total	$143,723	$489,114	$632,837	$163,614	$796,451

	At December 31, 2012
	Accruing TDR Loans		Total Accruing	Non-Accrual	Total
(In thousands)	Classified	Non-classified	TDR Loans	TDR Loans	TDR Loans

Consumer real estate	$60,853	$417,409	$478,262	$173,587	$651,849
Commercial	122,753	21,755	144,508	92,311	236,819
Leasing and equipment finance	1,050	–	1,050	2,794	3,844
Auto finance	–	–	–	101	101
Other	–	38	38	–	38

Total	$184,656	$439,202	$623,858	$268,793	$892,651

The amount of additional funds committed to consumer real estate and commercial borrowers in TDR status was $6.1 million and $8.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance borrowers in TDR status.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDR loans are considered to be impaired. During the year ended December 31, 2013, $17.1 million of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans are presented in the following tables and represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms.

	Year Ended December 31, 2013
(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income

Consumer real estate:
First mortgage lien	$32,520	$14,897	$17,623
Junior lien	3,448	2,267	1,181

Total consumer real estate	35,968	17,164	18,804
Commercial:
Commercial real estate	6,610	6,009	601
Commercial business	369	284	85

Total commercial	6,979	6,293	686
Leasing and equipment finance	66	72	(6)
Inventory finance	30	30	–
Auto finance	4	3	1
Other	5	5	–

Total	$43,052	$23,567	$19,485

	Year Ended December 31, 2012
(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income

Consumer real estate:
First mortgage lien	$29,317	$15,420	$13,897
Junior lien	2,483	1,587	896

Total consumer real estate	31,800	17,007	14,793
Commercial:
Commercial real estate	5,669	5,557	112
Commercial business	426	378	48

Total commercial	6,095	5,935	160
Leasing and equipment finance	57	66	(9)

Total	$37,952	$23,008	$14,944

	Year Ended December 31, 2011
(In thousands)	Original Contractual Interest Due on Accruing TDR Loans	Interest Income Recognized on Accruing TDR Loans	Foregone Interest Income

Consumer real estate:
First mortgage lien	$23,815	$12,225	$11,590
Junior lien	1,712	955	757

Total consumer real estate	25,527	13,180	12,347
Commercial:
Commercial real estate	3,249	3,066	183
Commercial business	306	306	–

Total commercial	3,555	3,372	183
Leasing and equipment finance	78	79	(1)

Total	$29,160	$16,631	$12,529

The table below summarizes TDR loans that defaulted during the years ended December 31, 2013 and 2012, which were modified within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	2013		2012
(Dollars in thousands)	Number of Loans	Loan Balance(1)	Number of Loans	Loan Balance(1)

Consumer real estate:
First mortgage lien	85	$12,511	62	$10,007
Junior lien	50	2,479	25	1,221

Total consumer real estate	135	14,990	87	11,228
Commercial real estate	7	5,561	21	41,027
Leasing and equipment finance	2	268	–	–
Auto finance	6	59	–	–
Other	1	1	–	–

Total defaulted modified loans	151	$20,878	108	$52,255

Total loans modified in the applicable period	1,865	$374,761	2,383	$575,014
Defaulted modified loans as a percent of total loans modified in the applicable period	8.1%	5.6%	4.5%	9.1%

(1)
The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $103.3 million, or 20.4% of the outstanding balance, at December 31, 2013 and $82.3 million, or 17.2% of the outstanding balance, at December 31, 2012. For consumer real estate TDR loans, TCF utilized average remaining re-default rates ranging from 6% to 25% in 2013, and 10% to 25% in 2012, depending on modification type, in determining impairment, which is consistent with actual experience.

Generally consumer real estate loans remain on accruing status upon modification if they are less than 90 days past due and payment in full under the modified loan terms is expected based on a current credit evaluation and historical payment performance. In addition, consumer real estate junior lien loans are placed on non-accrual status and charged-off to the estimated fair value when the junior lien loan is 30 days or more past due and when TCF has evidence that the related third-party first mortgage lien is 90 days or more past due or foreclosure action has been initiated. Loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy that are not reaffirmed, which remain on non-accrual status for the remainder of the term of the loan. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows or for collateral dependent loans at the fair value of collateral, less selling expense if repayment or satisfaction of the loans is expected to be dependent on the sale of the collateral. Non-accrual commercial loans are charged-off to the estimated fair value of underlying collateral, less estimated selling costs; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013 and $1.5 million, or 1% of the outstanding balance, at December 31, 2012.

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

The following tables summarize impaired loans.

	At December 31, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded

Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$553,736	$521,248	$107,841
Junior lien	85,309	72,548	12,989

Total consumer real estate	639,045	593,796	120,830
Commercial:
Commercial real estate	84,851	71,785	7,594
Commercial business	9,917	4,380	880

Total commercial	94,768	76,165	8,474
Leasing and equipment finance	8,238	8,238	717
Inventory finance	6,741	6,741	284
Auto finance	373	308	95
Other	97	94	4

Total impaired loans with an allowance recorded	749,262	685,342	130,404

Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	59,233	43,025	–
Junior lien	26,710	4,306	–

Total consumer real estate	85,943	47,331	–
Commercial:
Commercial real estate	102,523	79,833	–
Commercial business	5,410	5,412	–

Total commercial	107,933	85,245	–
Auto finance	317	162	–

Total impaired loans without an allowance recorded	194,193	132,738	–

Total impaired loans	$943,455	$818,080	$130,404

	At December 31, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded

Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$448,887	$441,336	$76,425
Junior lien	44,218	42,836	9,120

Total consumer real estate	493,105	484,172	85,545
Commercial:
Commercial real estate	144,847	126,570	12,963
Commercial business	20,742	15,741	1,408

Total commercial	165,589	142,311	14,371
Leasing and equipment finance	7,668	7,668	838
Inventory finance	1,487	1,487	230
Other	38	38	–

Total impaired loans with an allowance recorded	667,887	635,676	100,984

Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	184,790	141,511	–
Junior lien	59,451	26,166	–

Total consumer real estate	244,241	167,677	–
Commercial:
Commercial real estate	142,214	124,008	–
Commercial business	6,920	5,935	–

Total commercial	149,134	129,943	–
Auto finance	187	101	–

Total impaired loans without an allowance recorded	393,562	297,721	–

Total impaired loans	$1,061,449	$933,397	$100,984

The average loan balance of impaired loans and interest income recognized on impaired loans during the year ended December 31, 2013 and 2012 are included within the table below.

	Year Ended
	December 31, 2013		December 31, 2012
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized

Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$481,292	$17,263	$418,425	$15,016
Junior lien	57,692	3,762	38,120	1,519

Total consumer real estate	538,984	21,025	456,545	16,535
Commercial:
Commercial real estate	99,177	3,193	161,677	4,529
Commercial business	10,060	70	22,462	282

Total commercial	109,237	3,263	184,139	4,811
Leasing and equipment finance	7,954	174	9,155	25
Inventory finance	4,114	158	1,155	125
Auto finance	154	2	–	–
Other	66	6	19	1

Total impaired loans with an allowance recorded	660,509	24,628	651,013	21,497

Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	92,268	2,305	95,305	4,466
Junior lien	15,236	1,682	13,978	1,721

Total consumer real estate	107,504	3,987	109,283	6,187
Commercial:
Commercial real estate	101,921	3,165	62,004	1,262
Commercial business	5,674	215	2,968	112

Total commercial	107,595	3,380	64,972	1,374
Auto finance	132	–	51	–

Total impaired loans without an allowance recorded	215,231	7,367	174,306	7,561

Total impaired loans	$875,740	$31,995	$825,319	$29,058

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31
(In thousands)	2013	2012

Land	$154,136	$152,265
Office buildings	277,085	274,673
Leasehold improvements	54,069	62,475
Furniture and equipment	294,387	290,050

Subtotal	779,677	779,463
Less accumulated depreciation and amortization	342,075	338,997

Total	$437,602	$440,466

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $35.4 million, $35.5 million and $34.4 million in 2013, 2012 and 2011, respectively.

At December, 2013, the total future minimum rental payments for operating leases of premises and equipment are as follows.

(In thousands)

2014	$25,788
2015	27,066
2016	23,879
2017	22,476
2018	21,346
Thereafter	54,011

Total	$174,566

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

	At December 31,
	2013			2012
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Deposit base intangibles	$3,049	$1,105	$1,944	$3,049	$241	$2,808
Customer base intangibles	2,730	996	1,734	2,730	557	2,173
Non-compete agreement	4,590	1,942	2,648	4,590	1,034	3,556
Tradename	300	300	–	300	163	137

Total	$10,669	$4,343	$6,326	$10,669	$1,995	$8,674

Unamortizable intangible assets:
Goodwill related to funding segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to lending segment	84,395		84,395	84,395		84,395

Total	$225,640		$225,640	$225,640		$225,640

On June 1, 2012, TCF Bank assumed $778 million of deposits from Prudential Bank & Trust, FSB ("PB&T"). Deposit base intangibles of $3 million with a weighted-average amortization period of ten years were recorded in connection with this assumption of deposits. Amortization expense for intangible assets of $2.3 million, $1.5 million and $268 thousand were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for intangible assets is estimated to be $1.7 million for 2014, $1.6 million for 2015, $1.4 million for 2016, $484 thousand for 2017 and $415 thousand for 2018. There was no impairment of goodwill or the intangible assets for the years ended December 31, 2013, 2012, or 2011.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2013			2012
(Dollars in thousands)	Rate at Year-end	Amount	% of Total	Rate at Year-end	Amount	% of Total

Checking:
Non-interest bearing	–%	$2,642,600	18.3%	–%	$2,487,792	17.7%
Interest bearing	.04	2,337,851	16.2	.10	2,346,840	16.8

Total checking	.02	4,980,451	34.5	.05	4,834,632	34.5

Savings	.18	6,194,003	42.9	.28	6,104,104	43.4
Money market	.28	831,910	5.8	.34	820,553	5.8

Total checking, savings and money market	.12	12,006,364	83.2	.19	11,759,289	83.7
Certificates of deposit	.86	2,426,412	16.8	1.05	2,291,497	16.3

Total deposits	.24%	$14,432,776	100.0%	.33%	$14,050,786	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2013.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total

Maturity
0-3 months	$182,004	$241,754	$423,758
4-6 months	129,934	222,505	352,439
7-12 months	441,371	596,920	1,038,291
13-24 months	161,262	315,839	477,101
Over 24 months	82,766	52,057	134,823

Total	$997,337	$1,429,075	$2,426,412

Note 10. Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At December 31,
	2013			2012
(Dollars in thousands)	Amount	Rate		Amount	Rate

At December 31,
Securities sold under repurchase agreements	$4,918.10%			$2,619.10%

Total	$4,918.10%			$2,619.10%

Year ended December 31, average daily balance
Federal Home Loan Bank advances	$2,343.30%			$289,164.30%
Federal funds purchased	660.34			16,137.22
Securities sold under repurchase agreements	3,384.10			6,374.10
Line of Credit – TCF Commercial Finance Canada, Inc.	1,298	2.57		743	5.04

Total	$7,685.60%			$312,418.33%

Maximum month-end balance
Federal Home Loan Bank advances	$–	N.A	.	$1,150,000	N.A	.
Federal funds purchased	–	N.A	.	75,000	N.A	.
Securities sold under repurchase agreements	7,071	N.A	.	7,747	N.A	.
Line of Credit – TCF Commercial Finance Canada, Inc.	9,587	N.A	.	6,083	N.A	.

N.A. Not Applicable.

At December 31, 2013, all of the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $13.4 million.

Note 11. Long-term Borrowings

Long-term borrowings consisted of the following.

	At December 31,
		2013		2012
(Dollars in thousands)	Stated Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank advances	2013	$–	–%	$680,000.73%
	2014	398,000.37		448,000.42
	2015	200,000.33		125,000.44
	2016	497,000.76		297,000	1.12
	2017	75,000.21		–	–

Subtotal		1,170,000.52		1,550,000.69

Subordinated bank notes	2014	–	–	71,020	1.96
	2015	50,000	1.83	50,000	1.89
	2016	74,868	5.59	74,810	5.59
	2022	109,113	6.37	109,036	6.37

Subtotal		233,981	5.15	304,866	4.42

Discounted lease rentals	2013	–	–	30,985	4.97
	2014	26,275	4.06	16,325	4.82
	2015	18,866	3.96	8,240	4.79
	2016	13,319	3.92	5,451	4.80
	2017	8,281	3.69	2,885	4.62
	2018	1,689	3.45	–	–
	2019	76	3.31	–	–

Subtotal		68,506	3.94	63,886	4.88

Other long-term	2013	–	–	2,340	1.36
	2014	2,718	1.36	2,474	1.36
	2015	2,669	1.36	2,508	1.36
	2016	2,705	1.36	2,542	1.36
	2017	2,746	1.36	2,580	1.36

Subtotal		10,838	1.36	12,444	1.36

Total long-term borrowings		$1,483,325	1.41%	$1,931,196	1.42%

At December 31, 2013, TCF Bank had pledged loans secured by residential real estate and commercial real estate loans with an aggregate carrying value of $5 billion as collateral for FHLB advances. At December 31, 2013, $350 million of FHLB advances outstanding were prepayable monthly at TCF's option.

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

The $50 million of subordinated notes due 2015 re-price quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once per quarter at TCF Bank's discretion. In January 2014, TCF gave notice of its intention to redeem the aggregate principal amount of these subordinated notes on March 17, 2014, at which time the subordinated notes due 2015 will no longer qualify for treatment as Tier 2 or supplementary capital.

The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.1 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At December 31, 2013, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 12. Income Taxes

The following table summarizes applicable income taxes in the Consolidated Statements of Income.

(In thousands)	Current	Deferred	Total

Year ended December 31, 2013:
Federal	$(38,206)	$107,630	$69,424
State	7,686	3,941	11,627
Foreign	3,939	(645)	3,294

Total	$(26,581)	$110,926	$84,345

Year ended December 31, 2012:
Federal	$6,646	$(129,082)	$(122,436)
State	7,994	(18,416)	(10,422)

Total	$14,640	$(147,498)	$(132,858)

Year ended December 31, 2011:
Federal	$(2,737)	$56,144	$53,407
State	16,740	(5,706)	11,034

Total	$14,003	$50,438	$64,441

TCF's effective income tax rate differed from the statutory federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2013	2012	2011

Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income tax, net of federal income tax	3.11	1.99	4.01
Foreign tax effects	(1.13)	–	–
Non-controlling interest tax effect	(1.01)	.64	(1.01)
Tax exempt income	(.86)	.55	(.82)
Deferred tax adjustments	(.30)	1.40	(.04)
Civil money penalty	–	(1.03)	–
Other, net	(.11)	.58	(1.10)

Effective income tax rate	34.70%	39.13%	36.04%

Beginning in the second quarter of 2013, TCF considered its undistributed foreign earnings to be reinvested indefinitely. As a result, TCF recorded a $1.2 million benefit in 2013 to eliminate U.S. deferred taxes on its undistributed foreign earnings. This assertion is based on management's determination that cash held in TCF's foreign jurisdictions is not needed to fund its U.S. operations and that it either has reinvested or has intentions to reinvest these earnings. While management currently intends to indefinitely reinvest all of TCF's foreign earnings, should circumstances or tax laws change, TCF may need to record additional income tax expense in the period in which such determination or tax law change occurs. As of December 31, 2013, TCF has not provided U.S. deferred taxes on $33.5 million of its undistributed foreign earnings. If these undistributed earnings were repatriated to the U.S. or otherwise became subject to U.S. taxation, the potential deferred tax liability would be approximately $2.7 million, assuming full utilization of related foreign tax credits.

A reconciliation of the changes in unrecognized tax benefits is as follows.

(In thousands)	2013	2012	2011

Balance, beginning of year	$4,230	$2,377	$2,464
Increases for tax positions related to the current year	394	449	273
Increases for tax positions related to prior years	362	1,781	605
Decreases for tax positions related to prior years	(67)	–	(261)
Settlements with taxing authorities	(39)	(70)	(84)
Decreases related to lapses of applicable statutes of limitation	(176)	(307)	(620)

Balance, end of year	$4,704	$4,230	$2,377

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million and $1.1 million at December 31, 2013 and 2012, respectively. TCF recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. TCF recognized approximately $110 thousand, $77 thousand and $22 thousand in interest and penalties during 2013, 2012 and 2011, respectively. Interest and penalties of approximately $427 thousand and $317 thousand were accrued at December 31, 2013 and 2012, respectively.

TCF's federal income tax returns are open and subject to examination for 2012 and later tax return years. TCF's various state income tax returns are generally open for the 2009 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company's deferred tax assets and deferred tax liabilities were as follows.

	At December 31,
(In thousands)	2013	2012

Deferred tax assets:
Allowance for loan and lease losses	$62,464	$92,461
Net operating losses and credit carryforwards	48,692	146,741
Valuation allowance	(8,745)	(7,362)
Stock compensation and deferred compensation plans	29,576	25,769
Securities available for sale	16,301	–
Accrued expense	5,203	4,628
Other	8,587	8,778

Total deferred tax assets	162,078	271,015

Deferred tax liabilities:
Lease financing	284,767	293,470
Premises and equipment	19,289	21,819
Loan fees and discounts	17,287	21,056
Prepaid expenses	10,526	9,565
Goodwill and other intangibles	4,694	5,307
Securities available for sale	–	7,075
Other	7,361	6,424

Total deferred tax liabilities	343,924	364,716

Net deferred tax liabilities	$181,846	$93,701

The net operating losses and credit carryforwards at December 31, 2013 consist of federal net operating losses of $519 thousand and federal credit carryforwards of $28.7 million that expire in years 2029 through 2033 and state net operating losses of $10.8 million that expire in years 2014 through 2033.

Note 13. Equity

Restricted Retained Earnings    Retained earnings at TCF Bank, at December 31, 2013, included approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other    Treasury stock and other consisted of the following.

	At December 31,

(In thousands)	2013	2012

Treasury stock, at cost	$(1,102)	$(1,102)
Shares held in trust for deferred compensation plans, at cost	(41,096)	(40,327)

Total	$(42,198)	$(41,429)

Repurchases    No repurchases of common stock were made in 2013, 2012 or 2011. At December 31, 2013, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by TCF's Board of Directors. Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock    On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). In connection with the offering, TCF issued 6,900,000 depositary shares at a public offering price of $25 per depositary share. Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million. TCF paid $12.9 million and $5.6 million in cash dividends to holders of Series A Preferred Stock during 2013 and 2012, respectively.

6.45% Series B Non-Cumulative Perpetual Preferred Stock    On December 19, 2012, TCF completed the public offering of 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock par value $.01 per share (the "Series B Preferred Stock"). Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $3.5 million, were $96.5 million. Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, commencing on March 1, 2013, at a per annum rate of 6.45%. TCF paid $6.1 million in cash dividends to holders of Series B Preferred stock during 2013 and no cash dividends were paid to holders of Series B Preferred Stock in 2012.

Shares Held in Trust for Deferred Compensation Plans

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans    TCF has maintained the deferred compensation plans listed above, which previously allowed eligible executives, senior officers, directors and certain other employees, and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October 2008, TCF terminated the employee plans for those participants who elected to do so, and only the Director plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans were invested in TCF common stock, other publicly traded stocks, bonds or mutual funds. At December 31, 2013, the fair value of the assets in these plans totaled $15.1 million and included $9.4 million invested in TCF common stock, compared with $12.1 million and $7.4 million, at December 31, 2012.

TCF Employees Deferred Stock Compensation Plan    In 2011, TCF implemented the TCF Employees Deferred Stock Compensation Plan. This plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value totaling $30.2 million and $22.6 million for the years ended December 31, 2013 and 2012, respectively.

TCF Employees Stock Purchase Plan – Supplemental Plan    TCF also maintains the TCF Employees Stock Purchase Plan – Supplemental Plan, a non-qualified plan, to which certain employees can contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $829 thousand and $556 thousand in 2013 and 2012, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under the above plan were invested in TCF common stock or mutual funds. At December 31, 2013, the fair value of the assets in the plan totaled $27.8 million and included $16.4 million invested in TCF common stock, compared with a total fair value of $19 million, including $11.5 million invested in TCF common stock at December 31, 2012.

The cost of TCF common stock held by TCF's deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants    At December 31, 2013, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Treasury's secondary public offering of the warrants issued under the Capital Purchase Program ("CPP") in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol "TCBWS". As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

Joint Venture    TCF has a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF's financial statements. Toro's interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

Note 14. Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $21.2 million at December 31, 2013, without prior approval of the Office of the Comptroller of the Currency ("OCC"). TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

	Actual		Minimum Capital Requirement(1)		Well-Capitalized Capital Requirement(1)

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2013
Tier 1 leverage capital:(2)
TCF	$1,763,682	9.71%	$726,242	4.00%	N.A	.	N.A	.
TCF Bank	1,675,082	9.23	725,895	4.00	$907,368		5.00%
Tier 1 risk-based capital:
TCF	1,763,682	11.41	618,228	4.00	927,342		6.00
TCF Bank	1,675,082	10.84	618,033	4.00	927,049		6.00
Total risk-based capital:
TCF	2,107,981	13.64	1,236,456	8.00	1,545,571		10.00
TCF Bank	2,018,959	13.07	1,236,066	8.00	1,545,082		10.00
As of December 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,633,336	9.21%	$709,606	4.00%	N.A	.	N.A	.
TCF Bank	1,521,026	8.58	709,382	4.00	$886,728		5.00%
Tier 1 risk-based capital:
TCF	1,633,336	11.09	589,328	4.00	883,992		6.00
TCF Bank	1,521,026	10.33	589,060	4.00	883,590		6.00
Total risk-based capital:
TCF	2,007,835	13.63	1,178,656	8.00	1,473,320		10.00
TCF Bank	1,895,367	12.87	1,178,121	8.00	1,472,651		10.00

N.A. Not Applicable.
(1)
The minimum and well-capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF Bank pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)
The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent, depending on factors specified in regulations issued by federal banking agencies.

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the "Program") was adopted to enable TCF to attract and retain key personnel. At December 31, 2013, there were 3,813,276 shares reserved for issuance under the Program.

At December 31, 2013, there were 1,130,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited. Awards of service-based restricted stock vest over periods from one year to five years.

Information about restricted stock is summarized as follows.

	At or For the Year Ended December 31,

(Dollars in thousands)	2013	2012	2011

Compensation expense for restricted stock	$10,467	$10,934	$10,273
Unrecognized Stock compensation expense for restricted stock awards and options	$14,482	$19,530	$15,723
Tax benefit recognized for stock compensation expense	$4,034	$4,259	$3,984
Weighted average amortization (years)	1.6	2.1	1.0

TCF has also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF's restricted stock and stock options outstanding under the Program since December 31, 2010.

	Restricted Stock						Stock Options

	Shares	Price Range			Weighted- Average Grant Date Fair Value		Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

Outstanding at December 31, 2010	1,770,625	$7.57	-	$30.13	$13.94		2,208,619	$12.85	-	$15.75	7.26	$14.44
Granted	1,247,500	6.16	-	14.89	12.36		–	–	-	–	–	–
Forfeited/cancelled	(120,886)	7.57	-	28.02	13.80		(9,875)	15.75	-	15.75	–	15.75
Vested	(613,125)	7.57	-	30.13	14.43		–	–	-	–	–	–

Outstanding at December 31, 2011	2,284,114	6.16	-	28.64	12.95		2,198,744	12.85	-	15.75	5.72	14.43
Granted	1,769,700	7.73	-	11.56	9.27		–	–	-	–	–	–
Forfeited/cancelled	(322,908)	7.73	-	28.02	10.13		(121,640)	15.75	-	15.75	–	15.75
Vested	(518,671)	7.57	-	28.64	13.42		–	–	-	–	–	–

Outstanding at December 31, 2012	3,212,235	6.16	-	25.18	11.13		2,077,104	12.85	-	15.75	4.22	14.35
Granted	493,650	12.47	-	15.17	13.55		–	–	-	–	–	–
Forfeited/cancelled	(120,313)	9.65	-	17.37	12.75		(451,104)	15.75	-	15.75	–	15.75
Vested	(230,277)	9.48	-	25.18	16.04		–	–	-	–	–	–

Outstanding at December 31, 2013	3,355,295	6.16	-	15.17	11.09		1,626,000	12.85	-	15.75	4.36	13.97

Exercisable at December 31, 2013	N.A .			N.A	N.A	.	1,626,000	12.85	-	15.75		13.97

N.A. Not applicable

Additional valuation and related assumption information for TCF's stock option plans related to options issued in 2008 is presented below. No stock options were issued in 2009 - 2013.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 - 6.75
Risk-free interest rate	2.58 - 2.91%

Note 16. Employee Benefit Plans

Employees Stock Purchase Plan    The TCF Employees Stock Purchase Plan (the "ESPP"), a qualified 401(k) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service up to a maximum company contribution of 3% of the employee's covered compensation, 75 cents per dollar for employees with five through nine years of service up to a maximum company contribution of 4.5% of the employee's covered compensation, and $1 per dollar for employees with 10 or more years of service up to a maximum company contribution of 6% of the employee's covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company's matching contributions are subject to a graduated vesting schedule based on an employee's years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2013, the fair value of the assets in the ESPP totaled $233.5 million and included $142.9 million invested in TCF common stock. Dividends on TCF common shares held in the ESPP reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company's matching contributions are expensed when made. TCF's contributions to the ESPP were $8.9 million in 2013, $8.0 million in 2012 and $7.6 million in 2011.

Pension Plan    The TCF Cash Balance Pension Plan (the "Pension Plan") is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants' accounts are distributed from the Pension Plan. Each month TCF credits participants' accounts with interest on the account balance based on the five-year Treasury rate plus 25 basis points determined at the beginning of each year. All participant accounts are vested.

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

Postretirement Plan    TCF provides health care benefits for eligible retired employees (the "Postretirement Plan"). Effective January 1, 2000, TCF modified the Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the Company subsidy. The Postretirement Plan provisions for full-time and retired employees then eligible for these benefits were not changed. Employees retiring after December 31, 2009 are no longer eligible to participate in the Postretirement Plan. The Postretirement Plan is not funded.

The information set forth in the following tables is based on current actuarial reports using the measurement date of December 31 for TCF's Pension Plan and Postretirement Plan.

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan

	Year Ended December 31,

(In thousands)	2013	2012	2013	2012

Change in benefit obligation:
Benefit obligation at beginning of year	$45,037	$46,220	$6,675	$7,732
Interest cost on projected benefit obligation	1,292	1,763	174	293
Plan amendment	–	–	–	(151)
Actuarial (gain) loss	(2,196)	289	(1,241)	(721)
Benefits paid	(2,263)	(3,235)	(391)	(478)

Projected benefit obligation at end of year	41,870	45,037	5,217	6,675

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	53,617	57,129	–	–
Actual (loss) on plan assets	(336)	(277)	–	–
Benefits paid	(2,263)	(3,235)	(391)	(478)
TCF contributions	–	–	391	478

Fair value of plan assets at end of year	51,018	53,617	–	–

Funded status of plans at end of year	$9,148	$8,580	$(5,217)	$(6,675)

Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	$9,148	$8,580	$(5,217)	$(6,675)
Prior service cost included in accumulated other comprehensive income	–	–	(378)	(424)

Accumulated other comprehensive income, before tax	–	–	(378)	(424)

Total recognized asset (liability)	$9,148	$8,580	$(5,595)	$(7,099)

The accumulated benefit obligation for the Pension Plan was $41.9 million and $45 million at December 31, 2013 and 2012, respectively.

TCF's Pension Plan investment policy states that assets may be invested in direct obligations of the U.S. government, U.S. treasury bills, notes or bonds, with maturity dates not exceeding ten years or money market mutual funds. At December 31, 2013, assets held in trust for the Pension Plan included $48 million of U.S. treasury bills and $3 million of money market mutual funds compared with $53.5 million of U.S. treasury notes and $106 thousand of money market mutual funds as December 31, 2012. The fair value of these assets is based upon quotes from independent asset pricing services for identical assets based on active markets, which are considered Level 1 under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and are measured on a recurring basis.

The following table sets forth the changes recognized in accumulated other comprehensive (income) loss that are attributed to the Postretirement Plan at the dates indicated.

	Postretirement Plan

	Year Ended December 31,

(In thousands)	2013	2012	2011

Accumulated other comprehensive (income) loss at the beginning of the year	$(424)	$(301)	$7
Prior service cost	–	(151)	(301)
Adjustment to transition obligation	–	–	(3)
Amortizations (recognized in net periodic benefit cost):
Prior service credit	46	28	–
Transition obligation	–	–	(4)

Total recognized in other comprehensive loss (income)	46	(123)	(308)

Accumulated other comprehensive income at end of year, before tax	$(378)	$(424)	$(301)

The Pension Plan does not have any accumulated other comprehensive (income) loss.

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2013 and December 31, 2012. The discount rate used to measure the benefit obligation of the Pension Plan was 4% for the year ended December 31, 2013 and 3% for the year ended December 31, 2012. The discount rate used to measure the benefit obligation of the Postretirement Plan was 4% for the year ended December 31, 2013 and 2.75% for the year ended December 31, 2012.

	Pension Plan			Postretirement Plan

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2013	2012	2011	2013	2012	2011

Interest cost	$1,292	$1,763	$2,223	$174	$293	$431
Return on plan assets	336	277	(3,975)	–	–	–
Recognized actuarial (gain) loss	(2,196)	289	(1,718)	(1,241)	(721)	(1,426)
Service cost	–	–	–	–	–	2
Amortization of transition obligation	–	–	–	–	–	4
Amortization of prior service cost	–	–	–	(46)	(28)	–

Net periodic benefit plan (income) cost	$(568)	$2,329	$(3,470)	$(1,113)	$(456)	$(989)

Pension Plan actual return on plan assets, net of administrative expenses was a loss of .6% for the year ended December 31, 2013 and a loss of .5% for the year ended December 31, 2012. The expected actuarial return on plan assets was a gain of $775 thousand and the actual loss on plan assets was $336 thousand and increased net periodic benefits cost for the year ended December 31, 2013. The expected actuarial return on plan assets was a gain of $825 thousand and the actual loss on plan assets was $277 thousand and increased net periodic benefit costs for the year ended December 31, 2012.

The discount rate and expected long-term rate of return on plan assets used to determine the estimated net benefit plan cost were as follows.

	Pension Plan			Postretirement Plan

Assumptions used to determine estimated net	Year Ended December 31			Year Ended December 31

benefit plan cost	2013	2012	2011	2013		2012		2011

Discount rate	3.00%	4.00%	4.75%	2.75%		4.00%		4.75%
Expected long-term rate of return on plan assets	1.50	1.50	5.00	N.A	.	N.A	.	N.A	.

N.A. Not Applicable

Prior service credits of TCF's Postretirement Plan totaling $46 thousand are included within accumulated other comprehensive income at December 31, 2013 and are expected to be recognized as components of net periodic benefit cost during 2014.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year average return of the index consistent with the Pension Plan's current investment strategy was 2.8%, net of administrative expenses. A 1% difference in the expected return on plan assets would result in a $488 thousand change in net periodic pension expense.

The discount rate used to determine TCF's pension and postretirement benefit obligations as of December 31, 2013 and December 31, 2012 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody's or Standard and Poor's. Bonds containing call or put provisions were excluded. The average estimated duration of TCF's Pension Plan and Postretirement Plan varied between seven and eight years.

Included within the net periodic benefit cost for the Pension Plan are recognized actuarial gains and losses. The increase in the discount rate from 3% at December 31, 2012 to 4% at December 31, 2013 decreased net periodic benefit cost by $2.7 million during 2013. Changes to the interest crediting rate assumption start at 1.5% in 2014 and phase to 3.5% starting in 2017 increased net period cost by $220 thousand. Updated mortality tables at December 31, 2013 and various plan participant census changes increased the 2013 net periodic benefit cost by $249 thousand.

Included in the net periodic benefit cost for the Postretirement Plan are recognized actuarial gains and losses. The Postretirement Plan change in actuarially estimated cost per participant as of December 31, 2013 reduced net periodic benefit cost by $789 thousand. The increase in the discount rate from 2.75% at December 31, 2012 to 4% at December 31, 2013 decreased the net periodic benefit cost by $502 thousand. Updated mortality tables at December 31, 2013 and various plan demographic changes increased the net periodic benefit obligation by $339 thousand.

For 2013, TCF was eligible to contribute up to $8.3 million to the Pension Plan until the 2013 federal income tax return extension due date under various IRS funding methods. During 2013, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2014. TCF expects to contribute $560 thousand to the Postretirement Plan in 2014. TCF contributed $391 thousand to the Postretirement Plan for the year ended December 31, 2013. TCF currently has no plans to pre-fund the Postretirement Plan in 2014.

The following are expected future benefit payments used to determine projected benefit obligations.

(In thousands)	Pension Plan	Postretirement Plan

2014	$4,385	$560
2015	3,330	539
2016	2,925	518
2017	2,843	495
2018	3,102	472
2019 - 2023	12,884	1,997

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2013 and 2012.

	2013	2012

Health care cost trend rate assumed for next year	6%	6.5%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2023	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trends rates would have the following effect.

	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total service and interest cost components	$8	$(7)
Effect on postretirement benefits obligations	237	(214)

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

TCF's exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of the commitments. TCF uses the same credit policies in making these commitments as it does for making direct loans. TCF evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on a credit evaluation of the customer.

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2013	2012

Commitments to extend credit:
Consumer real estate and other	$1,274,006	$1,265,092
Commercial	482,777	419,185
Leasing and equipment finance	158,321	172,148

Total commitments to extend credit	1,915,104	1,856,425
Standby letters of credit and guarantees on industrial revenue bonds	13,364	18,287

Total	$1,928,468	$1,874,712

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds    Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2017. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 18. Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. These contracts typically settle within 30 days, with the exception of swap agreements.

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

Upon origination of a derivative instrument, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability ("cash flow hedge"), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates ("net investment hedge"), or is not designated as a hedge. To the extent that an instrument is designated as an effective hedge, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Amounts recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the related transaction. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately.

Cash Flow Hedges    TCF uses forward foreign exchange contracts to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions. Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price and settlement date.

Net Investment Hedges    Foreign exchange contracts, which include forward contracts, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary.

Derivatives Not Designated as Hedges    Derivatives not designated as hedges are not speculative and result from a service TCF provides to certain customers. TCF executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, change in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have fixed maturity dates ranging from five to seven years.

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa's aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes in the valuation of this swap agreement, which has no determinable maturity date, are reflected in non-interest income. Additionally, certain forward foreign exchange contracts used to manage foreign exchange risk are not designated as hedges. Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

The following tables summarize TCF's outstanding derivative instruments as of December 31, 2013 and 2012. See Note 19, Fair Value Measurement for additional information.

	At December 31, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition(1)

Forward foreign exchange contracts not designated as hedges	$98,847	$151	$(151)	$–
Swap agreements	13,500	131	–	131

Total derivative assets		$282	$(151)	$131

Forward foreign exchange contracts designated as hedges	$32,761	$87	$–	$87
Forward foreign exchange contracts not designated as hedges	363,475	834	–	834
Swap agreements	41,358	1,031	(1,031)	–

Total derivative liabilities		$1,952	$(1,031)	$921

	At December 31, 2012
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net amount presented in the Consolidated Statement of Financial Condition(1)

Forward foreign exchange contracts designated as hedges	$21,871	$93	$–	$93
Forward foreign exchange contracts not designated as hedges	389,856	1,485	(841)	644

Total derivative assets		$1,578	$(841)	$737

Forward foreign exchange contracts not designated as hedges	$85,672	$193	$(193)	$–
Swap agreements	14,358	1,227	(1,227)	–

Total derivative liabilities		$1,420	$(1,420)	$–

(1)
All amounts were offset in the Consolidated Statement of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Year Ended December 31,
(In thousands)	2013	2012	2011

Consolidated Statements of Income:
Non-interest expense:
Cash flow hedge	$–	$(6)	$265
Not designated as hedges	25,170	(7,524)	3,062

Net realized gain (loss)	$25,170	$(7,530)	$3,327

Consolidated Statements of Comprehensive Income:
Other comprehensive income (loss):
Net investment hedge	$1,625	$(630)	$259
Cash flow hedge	–	–	2

Net unrealized gain (loss)	$1,625	$(630)	$261

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

At December 31, 2013, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $127.1 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.5 million in additional collateral. There were $548 thousand of forward foreign exchange contracts containing credit risk related features in a net liability position at December 31, 2013.

At December 31, 2013, TCF posted $2.1 million of cash collateral related to its swap agreements and had posted no cash collateral related to its forward foreign exchange contracts.

Note 19. Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives (forward foreign exchange contracts and swap agreements), and assets held in trust for deferred compensation plans are recorded at fair value on a recurring basis. Certain investments, commercial loans, real estate owned, repossessed and returned assets and certain interest-only strips are recorded at fair value on a non-recurring basis.

TCF groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the degree and reliability of estimates and assumptions used to determine fair value as follows: Level 1, which includes valuations that are based on prices obtained from independent pricing sources for the same instruments traded in active markets; Level 2, which includes valuations that are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets; and Level 3, for which valuations are generated from Company model-based techniques that use significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at December 31, 2013
(In thousands)	Level(1)	Level(2)	Level(3)	Total

Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$–	$548,037	$–	$548,037
Other	–	–	93	93
Other securities	2,934	–	–	2,934
Forward foreign exchange contracts	–	151	–	151
Swap agreements	–	131	–	131
Assets held in trust for deferred compensation plans	16,724	–	–	16,724

Total assets	$19,658	$548,319	$93	$568,070

Forward foreign exchange contracts	$–	$921	$–	$921
Swap agreements	–	132	899	1,031
Liabilities held in trust for deferred compensation plans	16,724	–	–	16,724

Total liabilities	$16,724	$1,053	$899	$18,676

Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$–	$–	$104,576	$104,576
Real estate owned:(5)
Consumer	–	–	40,355	40,355
Commercial	–	–	14,088	14,088
Repossessed and returned assets(5)	–	1,537	730	2,267
Interest-only strip(6)	–	–	33,098	33,098
Investments(7)	–	–	1,902	1,902

Total non-recurring fair value measurements	$–	$1,537	$194,749	$196,286

	Fair Value Measurements at December 31, 2012
(In thousands)	Level(1)	Level(2)	Level(3)	Total

Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$–	$710,054	$–	$710,054
Other	–	–	127	127
Other securities	1,910	–	–	1,910
Forward foreign exchange contracts	–	1,578	–	1,578
Assets held in trust for deferred compensation plans	12,078	–	–	12,078

Total assets	$13,988	$711,632	$127	$725,747

Forward foreign exchange contracts	$–	$193	$–	$193
Swap agreement	–	–	1,227	1,227
Liabilities held in trust for deferred compensation plans	12,078	–	–	12,078

Total liabilities	$12,078	$193	$1,227	$13,498

Non-recurring Fair Value Measurements:
Loans:(4)
Commercial	$–	$–	$118,767	$118,767
Real estate owned:(5)
Consumer	–	–	55,162	55,162
Commercial	–	–	18,077	18,077
Repossessed and returned assets(5)	–	2,218	712	2,930
Investments(7)	–	–	2,557	2,557

Total non-recurring fair value measurements	$–	$2,218	$195,275	$197,493

(1)
Based on readily available market prices.
(2)
Based on observable market prices.
(3)
Based on valuation models that use significant assumptions that are not observable in an active market.
(4)
Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.
(5)
Amounts do not include assets held at cost.
(6)
Represents the carrying value as of the date of the impairment of interest-only strips for which impairment reserves are determined based on expected future cash flows.
(7)
Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred. TCF transferred $1.1 million and $264 thousand of securities from Level 3 to Level 1 in the years ending December 31, 2012 and 2011, respectively.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31,
	2013		2012		2011
(In thousands)	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Balance, beginning of year	$127	$(1,227)	$1,450	$–	$2,638	$–
Transfers out of Level 3	–	–	(1,098)	–	(264)	–
Total net losses for the period:
Included in net income (loss)	–	–	–	(150)	(672)	–
Included in other comprehensive (loss) income	–	–	(100)	–	(82)	–
Purchases	–	–	–	(1,434)	–	–
Sales	–	–	–	–	(100)	–
Principal paydowns/Settlements	(34)	328	(125)	357	(70)	–

Asset (liability) balance, end of period	$93	$(899)	$127	$(1,227)	$1,450	$–

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale    Securities available for sale consist primarily of U.S. Government-sponsored enterprise and federal agency securities. The fair value of U.S. Government-sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. Other mortgage-backed securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined by using internal pricing methods. Other securities are categorized as Level 1 assets and the fair value is determined using quoted prices from the New York Stock Exchange.

Forward Foreign Exchange Contracts    TCF's forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance. The risk of counterparty non-performance is based on external assessments of credit risk. The majority of these contracts are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets and liabilities. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

Swap Agreements    TCF executes interest rate swaps with commercial banking customers to facilitate the company's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that the company minimizes its net risk exposure resulting from such transactions. These transactions are considered Level 2 investments, and the fair value is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also holds a swap agreement related to the sale of TCF's Visa Class B stock, categorized as a Level 3 liability. The value of the Visa swap agreement is based upon TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans    Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of collateral, less estimated selling costs; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs.

Other Real Estate Owned and Repossessed and Returned Assets    The fair value of other real estate owned is based on independent full appraisals, real estate broker's price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $15.6 million and $25.2 million, which was included in foreclosed real estate and repossessed assets, net expense for the years ended December 31, 2013 and 2012, respectively.

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

Note 20. Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2013 and 2012, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments are set forth in the following table. This information represents only a portion of TCF's balance sheet, and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

			At December 31,
Level in Fair Value			2013		2012
(In thousands)	Measurement Hierarchy		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial instrument assets:
Cash and due from banks	1		$915,076	$915,076	$1,100,347	$1,100,347
Investments	2		94,326	94,326	115,210	115,210
Investments	3		19,912	19,912	5,657	5,657
Securities available for sale	1		2,934	2,934	1,910	1,910
Securities available for sale	2		548,037	548,037	710,054	710,054
Securities available for sale	3		93	93	127	127
Forward foreign exchange contracts(1)	2		–	151	737	1,578
Swap agreement(1)	2		131	131	–	–
Loans and leases held for sale	3		79,768	84,341	10,289	11,361
Interest-only strips(2)	3		84,561	85,265	47,824	48,024
Loans:
Consumer real estate	3		6,339,326	6,279,328	6,674,501	6,420,704
Commercial real estate	3		2,743,697	2,673,825	3,080,942	3,025,599
Commercial business	3		404,655	392,947	324,293	320,245
Equipment finance loans	3		1,546,134	1,534,905	1,306,423	1,312,089
Inventory finance loans	3		1,664,377	1,653,345	1,567,214	1,556,372
Auto finance	3		1,239,386	1,256,357	552,833	564,844
Other	3		26,743	25,216	27,924	24,558
Allowance for loan losses(3)	N.A	.	(252,230)	–	(267,128)	–

Total financial instrument assets			$15,456,926	$15,566,189	$15,259,157	$15,218,679

Financial instrument liabilities:
Checking, savings and money market deposits	1		$12,006,364	$12,006,364	$11,759,289	$11,759,289
Certificates of deposit	2		2,426,412	2,434,946	2,291,497	2,310,601
Short-term borrowings	1		4,918	4,918	2,619	2,618
Long-term borrowings	2		1,483,325	1,506,855	1,931,196	1,952,804
Forward foreign exchange contracts(1)	2		921	921	–	193
Swap agreement(1)	2		–	132	–	–
Swap agreement(1)	3		–	899	–	1,227

Total financial instrument liabilities			$15,921,940	$15,955,035	$15,984,601	$16,026,732

Financial instruments with off-balance sheet risk:(4)
Commitments to extend credit(2)	2		$29,057	$29,057	$29,709	$29,709
Standby letters of credit(5)	2		(52)	(52)	(60)	(60)

Total financial instruments with off-balance sheet risk			$29,005	$29,005	$29,649	$29,649

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

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value (see Note 19, Fair Value Measurement). Certain financial instruments, including lease financings and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

Loans    The fair value of loans is estimated based on discounted expected cash flows and recent sales of similar loans. The discounted cash flows include assumptions for prepayment estimates over each loan's remaining life, consideration of the current interest rate environment compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. TCF also uses pricing data from recent sales of loans with similar risk characteristics as data points to validate the assumptions used in estimating the fair value of certain loans.

Deposits    The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flows using currently offered market rates. The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

Borrowings    The carrying amounts of short-term borrowings approximate their fair values. The fair values of TCF's long-term borrowings are estimated based on observable market prices and discounted cash flows using interest rates for borrowings of similar remaining maturities and characteristics.

Financial Instruments with Off-Balance Sheet Risk    The fair values of TCF's commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, as commitments and standby letters of credit similar to TCF's are not actively traded. Substantially all commitments to extend credit and standby letters of credit have floating interest rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

Note 21. Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	At December 31,
(Dollars in thousands, except per-share data)	2013	2012	2011

Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to TCF Financial Corporation	$151,668	$(212,884)	$109,394
Preferred stock dividends	(19,065)	(5,606)	–

Net income (loss) available to common stockholders	132,603	(218,490)	109,394
Earnings allocated to participating securities	71	50	292

Earnings (loss) allocated to common stock	$132,532	$(218,540)	$109,102

Weighted-average shares outstanding	164,229,421	162,288,902	155,938,871
Restricted stock	(3,213,417)	(3,020,094)	(1,716,565)

Weighted-average common shares outstanding for basic earnings (loss) per common share	161,016,004	159,268,808	154,222,306

Basic earnings (loss) per common share	$.82	$(1.37)	$.71

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$132,532	$(218,540)	$109,102

Weighted-average common shares outstanding used in basic earnings (loss) per common share calculation	161,016,004	159,268,808	154,222,306
Net dilutive effect of:
Non-participating restricted stock	719,459	–	204,354
Stock options	191,092	–	82,560

Weighted-average common shares outstanding for diluted earnings (loss) per common share	161,926,555	159,268,808	154,509,220

Diluted earnings (loss) per common share	$.82	$(1.37)	$.71

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

For the years ended December 31, 2013, 2012 and 2011, there were 3.8 million, 5.1 million and 5 million, respectively, of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 22. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2013	2012	2011

Professional fees	$18,642	$13,608	$15,466
Card processing and issuance cost	15,868	15,586	18,593
Loan and lease processing	13,787	9,567	6,533
Outside processing	13,767	12,919	11,910
Travel	12,810	11,740	9,880
Telecommunications	11,720	11,735	12,420
Other	81,183	88,742	70,687

Total other expense	$167,777	$163,897	$145,489

Note 23. Business Segments

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

TCF evaluates performance and allocates resources based on each segment's net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(Dollars in thousands)	Lending	Funding	Support Services	Eliminations and Other(1)	Consolidated

At or For the Year Ended December 31, 2013:
Revenues from external customers:
Interest income	$840,250	$24,290	$–	$–	$864,540
Non-interest income	168,387	235,185	486	–	404,058

Total	$1,008,637	$259,475	$486	$–	$1,268,598

Net interest income	$568,286	$237,289	$3	$(2,954)	$802,624
Provision for credit losses	115,408	2,960	–	–	118,368
Non-interest income	168,387	235,238	136,584	(136,151)	404,058
Non-interest expense	401,326	442,557	139,864	(138,478)	845,269
Income tax expense (benefit)	76,663	9,750	8	(2,076)	84,345

Income (loss) after income tax expense	143,276	17,260	(3,285)	1,449	158,700
Income attributable to non-controlling interest	7,032	–	–	–	7,032
Preferred stock dividends	–	–	19,065	–	19,065

Net income (loss) available to common stockholders	$136,244	$17,260	$(22,350)	$1,449	$132,603

Total assets	$16,197,449	$7,862,779	$228,863	$(5,909,251)	$18,379,840

At or For the Year Ended December 31, 2012:
Revenues from external customers:
Interest income	$842,718	$41,905	$–	$–	$884,623
Non-interest income	138,514	338,848	13,061	–	490,423

Total	$981,232	$380,753	$13,061	$–	$1,375,046

Net interest income	$524,358	$258,283	$41	$(2,663)	$780,019
Provision for credit losses	245,355	2,088	–	–	247,443
Non-interest income	138,514	338,895	140,784	(127,770)	490,423
Non-interest expense	367,172	969,805	152,677	(127,100)	1,362,554
Income tax expense (benefit)	13,272	(135,432)	(7,790)	(2,908)	(132,858)

Income (loss) after income tax expense (benefit)	37,073	(239,283)	(4,062)	(425)	(206,697)
Income attributable to non-controlling interest	6,187	–	–	–	6,187
Preferred stock dividends	–	–	5,606	–	5,606

Net income (loss) available to common stockholders	$30,886	$(239,283)	$(9,668)	$(425)	$(218,490)

Total assets	$15,694,693	$7,249,958	$148,513	$(4,867,247)	$18,225,917

(Dollars in thousands)	Lending	Funding	Support Services	Eliminations and Other(1)	Consolidated

At or For the Year Ended December 31, 2011:
Revenues from external customers:
Interest income	$845,481	$92,470	$–	$–	$937,951
Non-interest income (expense)	101,234	343,736	(536)	–	444,434

Total	$946,715	$436,206	$(536)	$–	$1,382,385

Net interest income	$470,245	$231,572	$16	$(2,145)	$699,688
Provision for credit losses	198,126	2,717	–	–	200,843
Non-interest income	101,233	360,608	119,276	(136,683)	444,434
Non-interest expense	318,436	463,437	126,943	(144,365)	764,451
Income tax expense (benefit)	18,414	48,264	(2,834)	597	64,441

Income (loss) after income tax expense (benefit)	36,502	77,762	(4,817)	4,940	114,387
Income attributable to non-controlling interest	4,993	–	–	–	4,993

Net income (loss) available to common stockholders	$31,509	$77,762	$(4,817)	$4,940	$109,394

Total assets	$14,404,609	$7,674,685	$122,849	$(3,222,755)	$18,979,388

(1)
Includes the unallocated portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

Note 24. Parent Company Financial Information

TCF Financial's (parent company only) condensed statements of financial condition as of December 31, 2013 and 2012, and the condensed statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011 are as follows.

Condensed Statements of Financial Position

	At December 31,
(In thousands)	2013	2012

Assets
Cash and cash equivalents	$62,775	$85,337
Investment in bank subsidiary	1,863,563	1,750,897
Accounts receivable from bank subsidiary	21,706	16,534
Other assets	19,498	15,814

Total assets	$1,967,542	$1,868,582

Liabilities and Equity
Other liabilities	14,574	5,209

Total liabilities	14,574	5,209

Equity	1,952,968	1,863,373

Total liabilities and equity	$1,967,542	$1,868,582

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2013	2012	2011

Interest income	$419	$355	$432
Interest expense	–	7,952	16,227

Net interest income (expense)	419	(7,597)	(15,795)

Non-interest income:
Dividends from TCF Bank	–	18,000	29,500
Affiliate service fees	23,338	17,089	14,736
Other	407	12,936	(1,006)

Total non-interest income	23,745	48,025	43,230

Non-interest expense:
Compensation and employee benefits	22,108	14,703	14,367
Occupancy and equipment	322	298	318
Other	3,352	15,731	4,020

Total non-interest expense	25,782	30,732	18,705

(Loss) income before income tax benefit and equity in undistributed earnings of subsidiaries	(1,618)	9,696	8,730
Income tax benefit	309	2,766	7,118

(Loss) income before equity in undistributed earnings of subsidiaries	(1,309)	12,462	15,848
Equity (deficit) in undistributed earnings of bank subsidiary	152,977	(225,346)	93,546

Net income (loss)	151,668	(212,884)	109,394
Preferred stock dividends	19,065	5,606	–

Net income (loss) available to common stockholders	$132,603	$(218,490)	$109,394

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$151,668	$(212,884)	$109,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (deficit) in undistributed earnings of bank subsidiary	(152,977)	225,346	(93,546)
Gains on sales of assets, net	(350)	(13,116)	–
Other, net	9,962	9,561	28,320

Total adjustments	(143,365)	221,791	(65,226)

Net cash provided by operating activities	8,303	8,907	44,168

Cash flows from investing activities:
Capital contributions to bank subsidiary	–	(192,000)	(33,000)
Proceeds from sales of other securities	–	14,550	–
Purchases of premises and equipment	(148)	(6)	(133)
Other, net	869	–	21

Net cash provided by (used in) investing activities	721	(177,456)	(33,112)

Cash flows from financing activities:
Net proceeds from public offerings of preferred stock	–	263,240	–
Net proceeds from public offering of common stock	–	–	219,666
Dividends paid on preferred stock	(19,065)	(5,606)	–
Dividends paid on common stock	(32,227)	(31,904)	(30,772)
Redemption of trust preferred securities	–	(115,010)	–
Interest paid on trust preferred securities	–	(8,757)	(12,364)
Shares sold to TCF employee benefit plans	20,179	19,462	17,971
Stock compensation tax (expense) benefit	(473)	(659)	280
Repayments of senior unsecured term note	–	–	(90,489)

Net cash (used in) provided by financing activities	(31,586)	120,766	104,292

Net (decrease) increase in cash and due from banks	(22,562)	(47,783)	115,348
Cash and due from banks at beginning of period	85,337	133,120	17,772

Cash and due from banks at end of period	$62,775	$85,337	$133,120

TCF Financial's (parent company only) operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF's cash flow and ability to make dividend payments to its common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2013, TCF Bank could pay a total of approximately $21.2 million in dividends to TCF without prior regulatory approval.

Note 25. Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission ("SEC"), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. In December 2013, the OCC terminated the regulatory order related to previously disclosed deficiencies in its Bank Secrecy Act of 1970 (the "BSA" or "Bank Secrecy Act") compliance program. TCF Bank has made comprehensive changes to its BSA compliance program and has satisfied the legal and regulatory requirements of the order.

Note 26. Accumulated Other Comprehensive Income

The components of other comprehensive income and the related tax effects are presented in the tables below.

(In thousands)	Before Tax	Tax Effect	Net of Tax

Year Ended December 31, 2013
Securities available for sale:
Unrealized losses arising during the period	$(61,177)	$23,053	$(38,124)
Reclassification of gains to net income	(860)	324	(536)

Net unrealized losses	(62,037)	23,377	(38,660)
Foreign currency hedge:
Unrealized gains arising during the period	1,625	(614)	1,011
Foreign currency translation adjustment:(1)
Unrealized losses arising during the period	(1,979)	–	(1,979)
Recognized postretirement prior service cost and translation obligation:
Net actuarial losses arising during the period	(46)	18	(28)

Total other comprehensive loss	$(62,437)	$22,781	$(39,656)

Year Ended December 31, 2012
Securities available for sale:
Unrealized gains arising during the period	$19,794	$(7,252)	$12,542
Reclassification of gains to net income	(89,879)	32,745	(57,134)

Net unrealized losses	(70,085)	25,493	(44,592)
Foreign currency hedge:
Unrealized losses arising during the period	(630)	239	(391)
Foreign currency translation adjustment:(1)
Unrealized gains arising during the period	531	–	531
Recognized postretirement prior service cost and translation obligation:
Net actuarial gains arising during the period	123	(54)	69

Total other comprehensive loss	$(70,061)	$25,678	$(44,383)

Year Ended December 31, 2011
Securities available for sale:
Unrealized gains arising during the period	$122,638	$(44,959)	$77,679
Reclassification of gains to net income	(8,045)	2,949	(5,096)

Net unrealized gains	114,593	(42,010)	72,583
Foreign currency hedge:
Unrealized gains arising during the period	261	(93)	168
Foreign currency translation adjustment:(1)
Unrealized losses arising during the period	(433)	–	(433)
Recognized postretirement prior service cost and translation obligation:
Net actuarial gains arising during the period	308	(108)	200

Total other comprehensive income	$114,729	$(42,211)	$72,518

(1)
Foreign investments are deemed to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

Reclassifications of gains to net income were recorded in gains on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense (benefit) in the Consolidated Statements of Income. See Note 16, Employee Benefit Plans for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income balances are presented in the tables below.

(In thousands)	Securities Available for Sale	Foreign Currency Hedge	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost and Transition Obligation	Total

Year Ended December 31, 2013
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(38,124)	1,011	(1,979)	(28)	(39,120)
Amounts reclassified from accumulated other comprehensive income	(536)	–	–	–	(536)

Net other comprehensive (loss) income	(38,660)	1,011	(1,979)	(28)	(39,656)

Balance, end of period	$(26,983)	$591	$(1,056)	$235	$(27,213)

Year Ended December 31, 2012
Balance, beginning of period	$56,269	$(29)	$392	$194	$56,826
Other comprehensive income (loss)	12,542	(391)	531	69	12,751
Amounts reclassified from accumulated other comprehensive income	(57,134)	–	–	–	(57,134)

Net other comprehensive (loss) income	(44,592)	(391)	531	69	(44,383)

Balance, end of period	$11,677	$(420)	$923	$263	$12,443

Year Ended December 31, 2011
Balance, beginning of period	$(16,314)	$(197)	$825	$(6)	$(15,692)
Other comprehensive income (loss)	77,679	168	(433)	200	77,614
Amounts reclassified from accumulated other comprehensive income	(5,096)	–	–	–	(5,096)

Net other comprehensive income (loss)	72,583	168	(433)	200	72,518

Balance, end of period	$56,269	$(29)	$392	$194	$56,826

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At
(In thousands)	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012

SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$15,846,939	$15,651,648	$15,579,292	$15,613,346	$15,425,724	$15,218,217	$15,234,504	$15,207,936
Securities available for sale	551,064	631,677	620,260	677,088	712,091	559,671	757,233	728,894
Goodwill	225,640	225,640	225,640	225,640	225,640	225,640	225,640	225,640
Total assets	18,379,840	18,370,088	18,399,607	18,504,026	18,225,917	17,878,393	17,870,597	17,833,457
Deposits	14,432,776	14,425,030	14,285,584	14,300,104	14,050,786	13,721,419	13,704,306	12,759,040
Short-term borrowings	4,918	8,249	3,030	3,717	2,619	115,529	7,487	1,157,189
Long-term borrowings	1,483,325	1,523,235	1,787,728	1,926,794	1,931,196	1,936,988	2,075,923	1,962,053
Total equity	1,964,759	1,941,243	1,906,181	1,900,159	1,876,643	1,764,669	1,755,908	1,549,325

	Three Months Ended
(Dollars in thousands, except per-share data)	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012

SELECTED OPERATIONS DATA:
Net interest income	$201,862	$199,627	$202,044	$199,091	$201,063	$200,559	$198,224	$180,173
Provision for credit losses	22,792	24,602	32,591	38,383	48,520	96,275	54,106	48,542

Net interest income after provision for credit losses	179,070	175,025	169,453	160,708	152,543	104,284	144,118	131,631
Non-interest income:
Fees and other revenue	104,368	106,240	99,783	92,703	100,665	99,025	99,767	88,734
Gains (losses) on securities, net	1,044	(80)	–	–	(528)	13,033	13,116	76,611

Total non-interest income	105,412	106,160	99,783	92,703	100,137	112,058	112,883	165,345
Non-interest expense	220,469	212,232	208,516	204,052	214,049	196,808	202,989	748,708

Income (loss) before income tax expense (benefit)	64,013	68,953	60,720	49,359	38,631	19,534	54,012	(451,732)
Income tax expense (benefit)	22,791	24,551	19,444	17,559	10,540	6,304	20,542	(170,244)

Income (loss) after income tax expense (benefit)	41,222	44,402	41,276	31,800	28,091	13,230	33,470	(281,488)
Income attributable to non-controlling interest	1,227	1,607	2,372	1,826	1,306	1,536	1,939	1,406
Preferred stock dividends	4,847	4,847	4,847	4,524	3,234	2,372	–	–

Net income (loss) available to common stockholders	$35,148	$37,948	$34,057	$25,450	$23,551	$9,322	$31,531	$(282,894)

Per common share:
Basic earnings	$.22	$.24	$.21	$.16	$.15	$.06	$.20	$(1.78)

Diluted earnings	$.22	$.23	$.21	$.16	$.15	$.06	$.20	$(1.78)

Dividends declared	$.05	$.05	$.05	$.05	$.05	$.05	$.05	$.05

FINANCIAL RATIOS:
Return on average assets(1)	.90%	.97%	.90%	.70%	.63%	.30%	.76%	(5.96)%
Return on average common equity(1)	8.39	9.28	8.39	6.36	5.93	2.36	8.13	(63.38)
Net interest margin(1)	4.67	4.62	4.72	4.72	4.79	4.85	4.86	4.14
Net charge-off as a percentage of average loans and leases(1)	.76	.71	.70	1.06	1.18	2.74	1.18	1.06
Average total equity to average total assets	10.66	10.46	10.40	10.31	9.92	9.96	8.96	9.52
Dividend payout ratio	22.99	21.25	23.63	32.00	34.00	85.70	25.30	(2.80)

(1)
Annualized

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures    The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF's disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting    There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

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

We have audited TCF Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2014

 Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 23, 2014 (the "2014 Proxy"), and is incorporated herein by reference: Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the following sections of TCF's 2014 Proxy, and is incorporated herein by reference: Corporate Governance – Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF's Audit Committee, its members and financial experts is set forth in the following sections of TCF's 2014 Proxy, and is incorporated herein by reference: Election of Directors – Background of the Nominees; Corporate Governance – Board Committees, Committee Memberships, and Meetings in 2013; and Corporate Governance – Audit Committee.

TCF's Board of Directors is required to determine whether it has at least one Audit Committee Financial Expert and that the expert is independent. An Audit Committee Financial Expert is a committee member who has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of these principles in connection with the accounting for estimates, accruals and reserves. Additionally, this individual should have experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by TCF's financial statements, or experience actively supervising one or more persons engaged in such activities. The member should also have an understanding of internal control over financial reporting as well as an understanding of audit committee functions.

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, Raymond L. Barton, Thomas A. Cusick, George G. Johnson, Vance K. Opperman and Richard A. Zona meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Barton, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. Opperman and Mr. Zona are independent. Additional information regarding Mr. Schwalbach, Mr. Barton, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. Opperman and Mr. Zona, and other directors is set forth in the section Election of Directors – Background of the Nominees in TCF's 2014 Proxy and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO") (the "Senior Financial Management Code of Ethics") as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the "Code of Ethics"). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF's website at www.tcfbank.com by clicking on "About TCF" and then "Learn More" under the heading "About TCF Corporate Governance." Any changes to the Code of Ethics or Senior Financial Management Code of Ethics will be posted on this site, and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF's 2014 Proxy, and is incorporated herein by reference: Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; Executive Compensation; and Corporate Governance – Compensation, Nominating, and Corporate Governance Committee – Compensation Committee Interlocks and Insider Participation.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other stockholders and shares authorized under plans is set forth in the following sections of TCF's 2014 Proxy, and is incorporated herein by reference: Ownership of TCF Stock; and Equity Compensation Plans Approved by Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and management is set forth in the section entitled Corporate Governance – Director Independence and Related Person Transactions of TCF's 2014 Proxy, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF's 2014 Proxy, and is incorporated herein by reference.

 Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

The following consolidated financial statements of TCF and its subsidiaries, are filed as part of this report:

Description	Page

Selected Financial Data	19
Consolidated Statements of Financial Condition at December 31, 2013 and 2012	55
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013	56
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013	57
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2013	58
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013	59
Notes to Consolidated Financial Statements	60
Other Financial Data	102
Management's Report on Internal Control Over Financial Reporting	105
Reports of Independent Registered Public Accounting Firm	106
2. Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.
3. Exhibits
Index to Exhibits	111

 Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation Registrant
By:	/s/ WILLIAM A. COOPER William A. Cooper Chairman and Chief Executive Officer

Dated: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM A. COOPER William A. Cooper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2014
/s/ MICHAEL S. JONES Michael S. Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014
/s/ SUSAN D. BODE Susan D. Bode	Senior Vice President, and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2014
/s/ RAYMOND L. BARTON Raymond L. Barton	Director	February 25, 2014
/s/ PETER BELL Peter Bell	Director	February 25, 2014
/s/ WILLIAM F. BIEBER William F. Bieber	Director	February 25, 2014
/s/ THEODORE J. BIGOS Theodore J. Bigos	Director	February 25, 2014
/s/ THOMAS A. CUSICK Thomas A. Cusick	Director	February 25, 2014
/s/ CRAIG R. DAHL Craig R. Dahl	Director, Vice Chairman, and Executive Vice President, Lending	February 25, 2014
/s/ KAREN L. GRANDSTRAND Karen L. Grandstrand	Director	February 25, 2014
/s/ THOMAS F. JASPER Thomas F. Jasper	Director, Vice Chairman, and Executive Vice President, Funding, Operations and Finance	February 25, 2014
/s/ GEORGE G. JOHNSON George G. Johnson	Director	February 25, 2014
/s/ VANCE K. OPPERMAN Vance K. Opperman	Director	February 25, 2014
/s/ JAMES M. RAMSTAD James M. Ramstad	Director	February 25, 2014
/s/ GERALD A. SCHWALBACH Gerald A. Schwalbach	Director	February 25, 2014
/s/ BARRY N. WINSLOW Barry N. Winslow	Director and Vice Chairman, Corporate Development	February 25, 2014
/s/ RICHARD A. ZONA Richard A. Zona	Director	February 25, 2014

 Index to Exhibits

Exhibit No.	Description

3(a)	Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012]
3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed October 25, 2013]
4(a)
Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Form 8-A filed December 16, 2009]
4(b)	Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation's Form 8-A filed December 16, 2009]
4(c)	Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation's Registration Statement on Form S-3ASR filed on May 29, 2012]
4(d)	Form of Certificate for Series A Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 22, 2012]
4(e)
Deposit Agreement dated June 25, 2012 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 25, 2012]
4(f)	Form of Depositary Receipt (included as part of Exhibit 4(e)) [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 25, 2012]
4(g)
Form of Certificate for 6.45% Series B Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed December 18, 2012]
4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.
10(a)*	TCF Financial Incentive Stock Program, as amended and restated April 24, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed April 30, 2013]
10(a)-1*
Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation's Current Report on Form 8-K filed January 25, 2008]
10(a)-2*
Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation's Current Report on Form 8-K filed August 6, 2008]
10(a)-3*
Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by certain executives, effective February 16, 2011 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011]
10(a)-4*
Nonqualified Stock Option Agreement as executed by Barry N. Winslow, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-17 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011]
10(a)-5*
Form of Restricted Stock Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed January 20, 2012]
10(a)-6*
Form of Restricted Stock Agreement as executed by certain executives, effective January 17, 2012 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation's Current Report on Form 8-K filed January 20, 2012]

10(b)*	TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed April 30, 2013]
10(c)*
Form of 2013 Management Incentive Plan – Executive, as executed by certain executives of TCF Financial Corporation, effective January 1, 2013 [incorporated by reference to Exhibit 10.1 of TCF Financial Corporation's Current Report on Form 8-K March 12, 2013]
10(c)-1*#	Form of 2014 Management Incentive Plan – Executive, as executed by certain executives of TCF Financial Corporation, effective January 1, 2014
10(d)*
Employment Agreement) with William A. Cooper between William A. Cooper and TCF Financial Corporation effective as of January 1, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed February 25, 2013]
10(d)-1
Employment Agreement with Craig R. Dahl between Craig R. Dahl and TCF Financial Corporation effective as of January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed February 25, 2013]
10(d)-2
Employment Agreement with Thomas F. Jasper between Thomas F. Jasper and TCF Financial Corporation effective as of January 1, 2013 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation's Current Report on Form 8-K filed February 25, 2013]
10(e)*
TCF Financial Corporation Supplemental Employee Retirement Plan – ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005]
10(e)-1*
TCF Employees Stock Purchase Plan – Supplemental Plan, as amended and restated effective January 1, 2011 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation's Current Report on Form 8-K filed May 2, 2011]
10(f)*
Trust Agreement for TCF Employees Stock Purchase Plan Supplemental Executive Retirement Plan ("SERP") effective January 1, 2009 and dated November 20, 2008 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]
10(g)*
TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005]
10(h)*
Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]
10(i)*
TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005]
10(j)*
Trust Agreement for TCF Financial Senior Officer Deferred Compensation Plan as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by Second Amendment of Trust Agreement for TCF Financial Senior Officers Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(k)*	Directors Stock Grant Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]
10(k)-1*
Resolution adopting Directors Stock Grant Program goal for fiscal year 2009 and after [incorporated by reference to Exhibit 10(n)-1 of TCF Financial Corporation's Current Report on Form 8-K filed January 23, 2009]
10(k)-2*
Form of Director's Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]
10(k)-3*
Form of Deferred Director's Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012]
10(l)*
TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005]
10(l)-1*
TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005]; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010]
10(m)*
Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]
10(n)*#	Summary of Non-Employee Director Compensation
10(o)*	TCF Employees Deferred Stock Compensation Plan, effective January 1, 2011 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011]
10(p)*
Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011]
10(q)*
Letter Agreement between TCF and Neil W. Brown entered into on December 14, 2012 [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation's Current Report on Form 8-K filed December 20, 2012]
12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31,2013, 2012, 2011, 2010, and 2009
12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2013, 2012, 2011, 2010, and 2009
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2013)
23#	Consent of KPMG LLP dated February 25, 2014
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial Statements of the Company for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

#
Filed herein