Form 10-Q
period 2014-03-31
TCF FINANCIAL CORP
filed 2014-05-07
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2014

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

Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2014
Common Stock, $.01 par value	166,627,912 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At March 31,	At December 31,
(Dollars in thousands, except per-share data)	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$866,931	$915,076
Investments	94,415	94,326
Securities held to maturity	216,868	19,912
Securities available for sale	391,882	551,064
Loans and leases held for sale	114,886	79,768
Loans and leases:
Consumer real estate:
First mortgage lien	3,668,245	3,766,421
Junior lien	2,407,286	2,572,905
Total consumer real estate	6,075,531	6,339,326
Commercial	3,136,421	3,148,352
Leasing and equipment finance	3,456,759	3,428,755
Inventory finance	2,123,808	1,664,377
Auto finance	1,400,527	1,239,386
Other	22,550	26,743
Total loans and leases	16,215,596	15,846,939
Allowance for loan and lease losses	(247,046)	(252,230)
Net loans and leases	15,968,550	15,594,709
Premises and equipment, net	440,840	437,602
Goodwill	225,640	225,640
Other assets	440,515	461,743
Total assets	$18,760,527	$18,379,840
Liabilities and Equity
Deposits:
Checking	$5,234,092	$4,980,451
Savings	6,145,676	6,194,003
Money market	810,148	831,910
Certificates of deposit	2,611,589	2,426,412
Total deposits	14,801,505	14,432,776
Short-term borrowings	180,583	4,918
Long-term borrowings	1,269,698	1,483,325
Total borrowings	1,450,281	1,488,243
Accrued expenses and other liabilities	486,916	494,062
Total liabilities	16,738,702	16,415,081
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 166,170,236 and 165,164,861 shares issued, respectively	1,662	1,652
Additional paid-in capital	797,418	779,641
Retained earnings, subject to certain restrictions	1,009,611	977,846
Accumulated other comprehensive loss	(20,556)	(27,213)
Treasury stock at cost, 42,566 shares, and other	(50,834)	(42,198)
Total TCF Financial Corporation stockholders’ equity	2,000,541	1,952,968
Non-controlling interest in subsidiaries	21,284	11,791
Total equity	2,021,825	1,964,759
Total liabilities and equity	$18,760,527	$18,379,840

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share data)	2014	2013
Interest income:
Loans and leases	$202,537	$204,905
Securities available for sale	3,163	4,795
Securities held to maturity	964	64
Investments and other	7,963	5,786
Total interest income	214,627	215,550
Interest expense:
Deposits	8,037	9,681
Borrowings	5,316	6,778
Total interest expense	13,353	16,459
Net interest income	201,274	199,091
Provision for credit losses	14,492	38,383
Net interest income after provision for credit losses	186,782	160,708
Non-interest income:
Fees and service charges	36,619	39,323
Card revenue	12,250	12,417
ATM revenue	5,319	5,505
Subtotal	54,188	57,245
Leasing and equipment finance	22,288	16,460
Gains on sales of auto loans, net	8,470	7,146
Gains on sales of consumer real estate loans, net	11,706	8,126
Other	6,381	3,726
Fees and other revenue	103,033	92,703
Gains on securities, net	374	-
Total non-interest income	103,407	92,703
Non-interest expense:
Compensation and employee benefits	115,089	104,229
Occupancy and equipment	34,839	32,875
FDIC insurance	7,563	7,710
Operating lease depreciation	6,227	5,635
Advertising and marketing	5,478	5,732
Deposit account premiums	418	602
Other	41,335	37,939
Subtotal	210,949	194,722
Foreclosed real estate and repossessed assets, net	6,068	10,167
Other credit costs, net	119	(837)
Total non-interest expense	217,136	204,052
Income before income tax expense	73,053	49,359
Income tax expense	26,579	17,559
Income after income tax expense	46,474	31,800
Income attributable to non-controlling interest	1,717	1,826
Net income attributable to TCF Financial Corporation	44,757	29,974
Preferred stock dividends	4,847	4,524
Net income available to common stockholders	$39,910	$25,450
Net income per common share:
Basic	$.25	$.16
Diluted	$.24	$.16

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income attributable to TCF Financial Corporation	$44,757	$29,974
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	11,492	(13,829)
Reclassification of losses to net income	197	-
Foreign currency hedge:
Unrealized gains arising during the period	1,210	537
Foreign currency translation adjustment:
Unrealized losses arising during the period	(1,376)	(622)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(12)	(12)
Income tax (expense) benefit	(4,854)	5,019
Total other comprehensive income (loss)	6,657	(8,907)
Comprehensive income	$51,414	$21,067

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	(Loss) Income	and Other	Total	Interests	Equity
Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	-	-	-	-	-	29,974	-	-	29,974	1,826	31,800
Other comprehensive loss	-	-	-	-	-	-	(8,907)	-	(8,907)	-	(8,907)
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	-	5,837	5,837
Dividends on preferred stock	-	-	-	-	-	(4,524)	-	-	(4,524)	-	(4,524)
Dividends on common stock	-	-	-	-	-	(8,035)	-	-	(8,035)	-	(8,035)
Grants of restricted stock	-	77,411	-	1	(1)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	430,490	-	4	5,886	-	-	-	5,890	-	5,890
Cancellation of shares of restricted stock	-	(14,950)	-	-	(114)	1	-	-	(113)	-	(113)
Cancellation of common shares for tax withholding	-	(11,590)	-	-	(144)	-	-	-	(144)	-	(144)
Net amortization of stock compensation	-	-	-	-	2,021	-	-	-	2,021	-	2,021
Stock compensation tax expense	-	-	-	-	(309)	-	-	-	(309)	-	(309)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	(33)	-	-	33	-	-	-
Balance, March 31, 2013	4,006,900	163,910,124	$263,240	$1,639	$757,346	$894,861	$3,536	$(41,396)	$1,879,226	$20,933	$1,900,159

Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	-	-	-	-	-	44,757	-	-	44,757	1,717	46,474
Other comprehensive income	-	-	-	-	-	-	6,657	-	6,657	-	6,657
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	-	7,776	7,776
Dividends on preferred stock	-	-	-	-	-	(4,847)	-	-	(4,847)	-	(4,847)
Dividends on common stock	-	-	-	-	-	(8,145)	-	-	(8,145)	-	(8,145)
Grants of restricted stock	-	575,848	-	5	(5)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	462,719	-	5	7,449	-	-	-	7,454	-	7,454
Cancellation of shares of restricted stock	-	(10,720)	-	-	(62)	-	-	-	(62)	-	(62)
Cancellation of common shares for tax withholding	-	(22,472)	-	-	(365)	-	-	-	(365)	-	(365)
Net amortization of stock compensation	-	-	-	-	1,663	-	-	-	1,663	-	1,663
Stock compensation tax benefit	-	-	-	-	461	-	-	-	461	-	461
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	8,636	-	-	(8,636)	-	-	-
Balance, March 31, 2014	4,006,900	166,170,236	$263,240	$1,662	$797,418	$1,009,611	$(20,556)	$(50,834)	$2,000,541	$21,284	$2,021,825

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$44,757	$29,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,492	38,383
Depreciation and amortization	29,419	29,940
Proceeds from sales of loans and leases held for sale	98,253	51,049
Gains on sales of assets, net	(23,133)	(15,476)
Net income attributable to non-controlling interest	1,717	1,826
Originations of loans held for sale, net of repayments	(132,669)	(62,072)
Net increase in other assets and accrued expenses and other liabilities	20,101	11,433
Other, net	(7,521)	4,806
Net cash provided by operating activities	45,416	89,863
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(741,464)	(487,128)
Purchases of equipment for lease financing	(202,405)	(196,996)
Purchase of inventory finance portfolios	-	(9,658)
Proceeds from sales of loans	527,892	406,304
Proceeds from sales of lease receivables	5,057	8,213
Proceeds from sales of securities	1,047	-
Purchases of securities	(36,571)	(10,216)
Proceeds from maturities of and principal collected on securities	9,523	31,247
Purchases of Federal Home Loan Bank stock	(29,000)	(223)
Redemption of Federal Home Loan Bank stock	28,922	226
Proceeds from sales of real estate owned	19,425	40,832
Purchases of premises and equipment	(12,573)	(9,683)
Other, net	6,559	5,921
Net cash used in investing activities	(423,588)	(221,161)
Cash flows from financing activities:
Net increase in deposits	365,362	249,318
Net increase in short-term borrowings	175,665	1,098
Proceeds from long-term borrowings	542,210	6,347
Payments on long-term borrowings	(705,909)	(10,924)
Redemption of subordinated debt	(50,000)	-
Net investment by non-controlling interest	7,776	5,837
Dividends paid on preferred stock	(4,847)	(4,524)
Dividends paid on common stock	(8,145)	(8,035)
Stock compensation tax benefit (expense)	461	(309)
Common shares sold to TCF employee benefit plans	7,454	5,890
Net cash provided by financing activities	330,027	244,698
Net (decrease) increase in cash and due from banks	(48,145)	113,400
Cash and due from banks at beginning of period	915,076	1,100,347
Cash and due from banks at end of period	$866,931	$1,213,747

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$12,119	$16,846
Income taxes, net	$6,156	$4,186
Transfer of loans to other assets	$20,248	$31,337
Transfer of securities available for sale to securities held to maturity	$191,665	$-

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2013, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks. Any policies in effect at December 31, 2013, remain unchanged and will be followed similarly as in previous periods. The Company’s securities held to maturity policy shown below became significant in the first quarter of 2014.

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

Other Significant Accounting Policies

Securities Held to Maturity Securities held to maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of securities available for sale to securities held to maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held to maturity investment security. Such amounts are then amortized over the remaining life of the transferred security as an adjustment of the yield on those securities. TCF periodically evaluates securities held to maturity for other than temporary impairment. Declines in value considered other than temporary, if any, would be recorded as non-interest income within gains on securities, net.

Note 2.  Cash and Due from Banks

At March 31, 2014 and December 31, 2013, TCF Bank was required by Federal Reserve regulations to maintain reserves of $90.2 million and $95.5 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings and foreign exchange contracts. TCF maintained restricted cash totaling $60.2 million and $46.1 million at March 31, 2014 and December 31, 2013, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At March 31, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$405,570	$408	$16,033	$389,945	$592,283	$1,131	$45,377	$548,037
Other	87	-	-	87	93	-	-	93
Other securities	969	888	7	1,850	1,642	1,292	-	2,934
Total securities available for sale	$406,626	$1,296	$16,040	$391,882	$594,018	$2,423	$45,377	$551,064
Weighted-average yield	2.77%				2.65%

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$211,694	$88	$2,394	$209,388	$14,610	$-	$-	$14,610
Other securities	5,174	-	-	5,174	5,302	-	-	5,302
Total securities held to maturity	$216,868	$88	$2,394	$214,562	$19,912	$-	$-	$19,912
Weighted-average yield	2.65%				3.43%

Gross realized gains of $374 thousand were recognized on sales of securities available for sale during the three months ended March 31, 2014. There were no gains on sales of securities available for sale during the three months ended March 31, 2013. At March 31, 2014 and December 31, 2013, mortgage-backed securities available for sale of $13.8 million and $14.7 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the three months ended March 31, 2014 and 2013.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

During the three months ended March 31, 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF’s intent to hold these securities to maturity. At March 31, 2014 and December 31, 2013, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income totaled $16.9 million and $331 thousand, respectively. These amounts are amortized over the remaining life of the transferred security. Other held to maturity securities primarily consist of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. There were no impairment charges recognized on held to maturity securities during the three months ended March 31, 2014 and 2013.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity that are in a loss position at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time the securities were in a continuous loss position. There were no unrealized gains or losses for securities held to maturity at December 31, 2013.

	At March 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$355,396	$16,033	$-	$-	$355,396	$16,033
Other securities	257	7	-	-	257	7
Total securities available for sale	$355,653	$16,040	$-	$-	$355,653	$16,040

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$195,681	$2,394	$-	$-	$195,681	$2,394
Total securities held to maturity	$195,681	$2,394	$-	$-	$195,681	$2,394

	At December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377
Total securities available for sale	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity, at March 31, 2014 and December 31, 2013, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2014			At December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in 1-5 years	$128	$129	5.11%	$138	$140	5.24%
Due in 5-10 years	33,623	33,985	2.06	24,328	24,543	2.17
Due after 10 years	371,906	355,918	2.83	567,910	523,447	2.67
No stated maturity	969	1,850	–	1,642	2,934	-
Total securities available for sale	$406,626	$391,882	2.77%	$594,018	$551,064	2.65%

Securities held to maturity:
Due in 1-5 years	$3,000	$3,000	2.90%	$3,000	$3,000	2.90%
Due after 10 years	213,868	211,562	2.64	16,912	16,912	3.52
Total securities held to maturity	$216,868	$214,562	2.65%	$19,912	$19,912	3.43%

Note 4.  Loans and Leases

Loans and leases consisted of the following.

	At March 31,	At December 31,	Percent
(Dollars in thousands)	2014	2013	Change
Consumer real estate:
First mortgage lien	$3,668,245	$3,766,421	(2.6	) %
Junior lien	2,407,286	2,572,905	(6.4)
Total consumer real estate	6,075,531	6,339,326	(4.2)
Commercial:
Commercial real estate:
Permanent	2,512,067	2,604,673	(3.6)
Construction and development	165,377	139,024	19.0
Total commercial real estate	2,677,444	2,743,697	(2.4)
Commercial business	458,977	404,655	13.4
Total commercial	3,136,421	3,148,352	(.4)
Leasing and equipment finance: (1)
Equipment finance loans	1,579,627	1,546,134	2.2
Lease financings:
Direct financing leases	1,837,220	1,846,829	(.5)
Sales-type leases	63,157	61,125	3.3
Lease residuals	107,075	108,203	(1.0)
Unearned income and deferred lease costs	(130,320)	(133,536)	2.4
Total lease financings	1,877,132	1,882,621	(.3)
Total leasing and equipment finance	3,456,759	3,428,755.8
Inventory finance	2,123,808	1,664,377	27.6
Auto finance	1,400,527	1,239,386	13.0
Other	22,550	26,743	(15.7)
Total loans and leases	$16,215,596	$15,846,939	2.3%

(1)      Operating leases of $80.7 million and $77.7 million at March 31, 2014 and December 31, 2013, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At March 31, 2014 and December 31, 2013, the consumer real estate junior lien portfolio was comprised of $1.9 billion and $2.1 billion, respectively, of home equity lines of credit (“HELOCs”) and $492 million and $505.5 million, respectively, of amortizing junior lien mortgage loans. At March 31, 2014 and December 31, 2013, $933.5 million and $969.2 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years. At March 31, 2014 and December 31, 2013, $981.8 million and $1.1 billion, respectively, had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period, and have not yet converted to amortizing loans.

During the three months ended March 31, 2014 and 2013, TCF sold $261.7 million and $179.8 million, respectively, of consumer auto loans with servicing retained, received cash of $267.2 million and $174.9 million, respectively, and recognized gains of $8.8 million and $7.1 million, respectively. Related to these sales, TCF retained interest-only strips of $4.5 million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $59.7 million and $953 thousand, respectively. At December 31, 2013, interest-only strips and contractual recourse liabilities related to sales of auto loans totaled $64.9 million and $1.1 million, respectively. TCF recorded impairment charges related to auto finance interest-only strips of $1.2 million and $437 thousand during the three months ended March 31, 2014 and 2013, respectively. These impairments were related to higher prepayments than originally assumed. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $2.7 billion and $2.4 billion at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, TCF sold $347.4 million and $279.2 million, respectively, of consumer real estate loans, received cash of $353 million and $279.3 million, respectively, and recognized gains of $11.7 million and $8.1 million, respectively. Related to these sales, TCF retained interest-only strips of $8.2 million and $9.5 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $25.8 million and $563 thousand, respectively. At December 31, 2013, interest-only strips and contractual recourse liabilities related to sales of consumer real estate loans totaled $19.6 million and $563 thousand, respectively. TCF had no impairment charges recorded during the three months ended March 31, 2014 and March 31, 2013. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $7 billion at both March 31, 2014 and December 31, 2013.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payments to third-party financial institutions at fixed rates. During the three months ended March 31, 2014 and 2013, TCF sold $11 million and $11.1 million, respectively, of loans and minimum lease payment receivables, received cash of $11.1 million and $11.2 million, respectively, and recognized net losses of $110 thousand and $103 thousand, respectively. Related to these sales, TCF had servicing liabilities of $233 thousand and $239 thousand for the three months ended March 31, 2014 and 2013, respectively. At both March 31, 2014 and December 31, 2013, TCF had total servicing liabilities related to leasing and equipment finance of $1.7 million. At both March 31, 2014 and 2013, TCF had lease residuals related to sales of outstanding minimum lease payments receivable of $15.2 million. TCF’s leasing and equipment finance loan managed portfolio, which includes portfolio loans, loans held for sale, operating leases, and loans sold and serviced for others, totaled $3.7 billion and $3.6 billion at March 31, 2014 and December 31, 2013, respectively.

TCF’s agreements to sell consumer real estate and auto loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the three months ended March 31, 2014 and 2013, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealership that originated the loan requiring the dealer to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2014:
Balance, at beginning of quarter	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(14,555)	(1,645)	(1,535)	(167)	(2,533)	(1,902)	(22,337)
Recoveries	1,852	135	786	301	257	1,590	4,921
Net (charge-offs) recoveries	(12,703)	(1,510)	(749)	134	(2,276)	(312)	(17,416)
Provision for credit losses	7,079	120	639	1,677	4,827	150	14,492
Other	(1,039)	(15)	-	(94)	(1,112)	-	(2,260)
Balance, at end of quarter	$169,367	$36,062	$18,623	$10,309	$12,062	$623	$247,046

At or For the Three Months Ended March 31, 2013:
Balance, at beginning of quarter	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(32,880)	(8,251)	(2,063)	(417)	(940)	(2,145)	(46,696)
Recoveries	2,433	402	853	62	104	1,838	5,692
Net charge-offs	(30,447)	(7,849)	(1,210)	(355)	(836)	(307)	(41,004)
Provision for credit losses	31,957	4,830	(2,286)	1,625	2,114	143	38,383
Other	(836)	-	-	(51)	(24)	-	(911)
Balance, at end of quarter	$182,687	$48,556	$17,541	$8,788	$5,390	$634	$263,596

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At March 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$46,130	$27,072	$17,074	$10,144	$11,894	$619	$112,933
Individually evaluated for impairment	123,237	8,990	1,549	165	168	4	134,113
Total	$169,367	$36,062	$18,623	$10,309	$12,062	$623	$247,046
Loans and leases outstanding:
Collectively evaluated for impairment	$5,415,368	$2,970,405	$3,440,661	$2,122,867	$1,399,398	$22,463	$15,371,162
Individually evaluated for impairment	660,163	166,016	15,494	941	856	87	843,557
Loans acquired with deteriorated credit quality	-	-	604	-	273	-	877
Total	$6,075,531	$3,136,421	$3,456,759	$2,123,808	$1,400,527	$22,550	$16,215,596

	At December 31, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$54,449	$28,994	$17,093	$8,308	$10,528	$781	$120,153
Individually evaluated for impairment	121,581	8,473	1,640	284	95	4	132,077
Total	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Loans and leases outstanding:
Collectively evaluated for impairment	$5,673,518	$2,971,308	$3,412,769	$1,657,636	$1,238,556	$26,649	$14,980,436
Individually evaluated for impairment	665,808	177,044	15,139	6,741	470	94	865,296
Loans acquired with deteriorated credit quality	-	-	847	-	360	-	1,207
Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

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

	At March 31, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,471,353	$19,071	$980	$3,491,404	$176,841	$3,668,245
Junior lien	2,364,015	4,049	-	2,368,064	39,222	2,407,286
Total consumer real estate	5,835,368	23,120	980	5,859,468	216,063	6,075,531
Commercial:
Commercial real estate	2,643,509	-	1,905	2,645,414	32,030	2,677,444
Commercial business	455,798	-	-	455,798	3,179	458,977
Total commercial	3,099,307	-	1,905	3,101,212	35,209	3,136,421
Leasing and equipment finance	3,434,145	2,360	737	3,437,242	13,908	3,451,150
Inventory finance	2,123,289	44	168	2,123,501	307	2,123,808
Auto finance	1,397,844	989	565	1,399,398	856	1,400,254
Other	22,211	3	-	22,214	336	22,550
Subtotal	15,912,164	26,516	4,355	15,943,035	266,679	16,209,714
Portfolios acquired with deteriorated credit quality	5,875	1	6	5,882	-	5,882
Total	$15,918,039	$26,517	$4,361	$15,948,917	$266,679	$16,215,596

	At December 31, 2013
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,564,716	$19,815	$1,079	$3,585,610	$180,811	$3,766,421
Junior lien	2,531,151	3,532	-	2,534,683	38,222	2,572,905
Total consumer real estate	6,095,867	23,347	1,079	6,120,293	219,033	6,339,326
Commercial:
Commercial real estate	2,706,633	886	-	2,707,519	36,178	2,743,697
Commercial business	399,750	190	354	400,294	4,361	404,655
Total commercial	3,106,383	1,076	354	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,404,346	2,226	613	3,407,185	14,041	3,421,226
Inventory finance	1,661,798	29	21	1,661,848	2,529	1,664,377
Auto finance	1,236,678	1,105	773	1,238,556	470	1,239,026
Other	26,323	9	1	26,333	410	26,743
Subtotal	15,531,395	27,792	2,841	15,562,028	277,022	15,839,050
Portfolios acquired with deteriorated credit quality	7,870	14	5	7,889	-	7,889
Total	$15,539,265	$27,806	$2,846	$15,569,917	$277,022	$15,846,939

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Contractual interest due on non-accrual loans and leases	$7,190	$9,700
Interest income recognized on loans and leases in non-accrual status	1,509	4,225
Foregone interest income	$5,681	$5,475

The following table provides information regarding consumer real estate loans to customers currently involved in Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged or completed by the courts.

(In thousands)	At March 31, 2014	At December 31, 2013
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$64,600	$65,321
60+ days delinquent and accruing	392	682
Non-accrual	12,374	13,475
Total consumer real estate loans to customers in bankruptcy	$77,366	$79,478

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

The following tables provide a summary of accruing and non-accrual TDR loans by portfolio and regulatory classification.

	At March 31, 2014
	Accruing TDR Loans			Non-accrual	Total TDR
(In thousands)	Non-classified	Classified	Total	TDR Loans	Loans
Consumer real estate	$473,037	$31,217	$504,254	$132,371	$636,625
Commercial	30,357	81,434	111,791	20,319	132,110
Leasing and equipment finance	311	1,221	1,532	1,799	3,331
Inventory finance	-	634	634	20	654
Auto finance	-	-	-	856	856
Other	87	-	87	1	88
Total	$503,792	$114,506	$618,298	$155,366	$773,664

	At December 31, 2013
	Accruing TDR Loans			Non-accrual	Total TDR
(In thousands)	Non-classified	Classified	Total	TDR Loans	Loans
Consumer real estate	$469,586	$37,054	$506,640	$134,487	$641,127
Commercial	19,435	101,436	120,871	26,209	147,080
Leasing and equipment finance	-	1,021	1,021	2,447	3,468
Inventory finance	-	4,212	4,212	-	4,212
Auto finance	-	-	-	470	470
Other	93	-	93	1	94
Total	$489,114	$143,723	$632,837	$163,614	$796,451

The amount of additional funds committed to consumer real estate and commercial loans classified as TDRs was $3.7 million and $6.1 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the three months ended March 31, 2014 and 2013, $11.1 million and $17.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended March 31, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.4 million and $.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.2%, which compares to the original contractual average rate of 6.7%. For the three months ended March 31, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.1 million and $.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.4%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended March 31, 2014 and 2013.

The table below summarizes TDR loans that defaulted during the three months ended March 31, 2014 and 2013, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)	Loan Balance(1)	Loan Balance(1)
Consumer real estate:
First mortgage lien	$1,962	$2,070
Junior lien	1,260	398
Total consumer real estate	3,222	2,468
Commercial real estate	2,791	-
Auto finance	58	5
Defaulted modified loans modified during the applicable period(2)	$6,071	$2,473
Total loans modified in the applicable period(2)	$140,165	$313,802
Defaulted modified loans as a percent of total loans in the applicable period(2)	4.3%	.8%

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.
(2)	The applicable period is the respective reporting period or within one year of the beginning of the respective reporting period.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $107.5 million, or 21.3% of the outstanding balance, at March 31, 2014, and $103.3 million, or 20.4% of the outstanding balance, at December 31, 2013. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 6% to 23% in 2014, and 6% to 25% in 2013, depending on modification type and actual experience. Over 60 day delinquencies, excluding non-accrual TDR loans, were 1.6% and 5.2% as of March 31, 2014 and 2013, respectively. The annualized charge-off rate as a percentage of average accruing and non-accrual TDR loans for the consumer real estate portfolio was 2.2% and 5.8% for the three months ended March 31, 2014 and 2013, respectively.

Consumer real estate loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified loan terms is expected based on a current credit evaluation and historical payment performance. In addition, consumer real estate junior lien loans are placed on non-accrual status and charged-off to the estimated fair value, less selling expense, when the junior lien loan is 30 days or more past due and TCF has evidence that the related third-party first mortgage lien is 90 days or more past due or foreclosure action has been initiated. Loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy that are not reaffirmed, which remain on non-accrual status until TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Of the non-accrual TDR balance at March 31, 2014, $78.1 million or 59% are loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 72.4% were current. Of the non-accrual TDR balance at March 31, 2013, $126.9 million or 75.9% are loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.4% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense, if repayment or satisfaction of the loans is expected to be dependent on the sale of the collateral; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was $7.1 million, or 6.3% of the outstanding balance, at March 31, 2014, and $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013. Commercial loans are placed on non-accrual status at 90 days contractually past due unless all contractual principal and interest is well secured and is in the process of collection. Non-accrual commercial loans are generally considered collateral dependent. Over 60 day delinquencies, excluding non-accrual TDR loans, were less than .1% as of both March 31, 2014 and 2013. The annualized charge-off rate as a percentage of average accruing and non-accrual TDR loans for the commercial portfolio was 3.6% and 10.6% for the three months ended March 31, 2014 and 2013, respectively.

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

The following tables summarize impaired loans.

	At March 31, 2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$557,394	$521,286	$109,207
Junior lien	86,341	73,105	13,249
Total consumer real estate	643,735	594,391	122,456
Commercial:
Commercial real estate	70,060	65,397	8,110
Commercial business	8,383	2,846	880
Total commercial	78,443	68,243	8,990
Leasing and equipment finance	7,649	7,649	597
Inventory finance	530	530	165
Auto finance	525	506	168
Other	95	87	3
Total impaired loans with an allowance recorded	730,977	671,406	132,379
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	52,072	38,133	-
Junior lien	26,884	4,101	-
Total consumer real estate	78,956	42,234	-
Commercial:
Commercial real estate	92,963	72,350	-
Commercial business	6,407	6,407	-
Total commercial	99,370	78,757	-
Inventory finance	411	411	-
Auto finance	689	350	-
Total impaired loans without an allowance recorded	179,426	121,752	-
Total impaired loans	$910,403	$793,158	$132,379

	At December 31, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$553,736	$521,248	$107,841
Junior lien	85,309	72,548	12,989
Total consumer real estate	639,045	593,796	120,830
Commercial:
Commercial real estate	84,851	71,785	7,594
Commercial business	9,917	4,380	880
Total commercial	94,768	76,165	8,474
Leasing and equipment finance	8,238	8,238	717
Inventory finance	6,741	6,741	284
Auto finance	373	308	95
Other	97	94	4
Total impaired loans with an allowance recorded	749,262	685,342	130,404
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	59,233	43,025	-
Junior lien	26,710	4,306	-
Total consumer real estate	85,943	47,331	-
Commercial:
Commercial real estate	102,523	79,833	-
Commercial business	5,410	5,412	-
Total commercial	107,933	85,245	-
Auto finance	317	162	-
Total impaired loans without an allowance recorded	194,193	132,738	-
Total impaired loans	$943,455	$818,080	$130,404

The average loan balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2014 and 2013 are included within the table below.

	Three Months Ended
	March 31, 2014		March 31, 2013
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$521,267	$4,229	$451,960	$3,599
Junior lien	72,826	975	46,113	508
Total consumer real estate	594,093	5,204	498,073	4,107
Commercial:
Commercial real estate	68,591	620	126,876	751
Commercial business	3,613	-	11,621	47
Total commercial	72,204	620	138,497	798
Leasing and equipment finance	7,943	6	7,450	24
Inventory finance	3,635	29	1,483	29
Auto finance	407	-	-	-
Other	92	3	45	1
Total impaired loans with an allowance recorded	678,374	5,862	645,548	4,959
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	40,579	284	139,569	1,174
Junior lien	4,203	251	25,573	623
Total consumer real estate	44,782	535	165,142	1,797
Commercial:
Commercial real estate	76,091	792	108,648	982
Commercial business	5,910	35	8,910	47
Total commercial	82,001	827	117,558	1,029
Inventory finance	206	10	-	-
Auto finance	256	-	104	-
Total impaired loans without an allowance recorded	127,245	1,372	282,804	2,826
Total impaired loans	$805,619	$7,234	$928,352	$7,785

Note 6.  Deposits

Deposits are summarized as follows.

	At March 31, 2014			At December 31, 2013
	Weighted-Average		% of	Weighted-Average		% of
(Dollars in thousands)	Rate	Amount	Total	Rate	Amount	Total
Checking:
Non-interest bearing	-%	$2,831,904	19.1%	-%	$2,642,600	18.3%
Interest bearing	.05	2,402,188	16.3	.06	2,337,851	16.2
Total checking	.02	5,234,092	35.4	.03	4,980,451	34.5
Savings	.17	6,145,676	41.5	.20	6,194,003	42.9
Money market	.28	810,148	5.5	.29	831,910	5.8
Total checking, savings and money market	.11	12,189,916	82.4	.14	12,006,364	83.2
Certificates of deposit	.74	2,611,589	17.6	.86	2,426,412	16.8
Total deposits	.22%	$14,801,505	100.0%	.26%	$14,432,776	100.0%

Certificates of deposit had the following remaining maturities at March 31, 2014.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$139,016	$236,580	$375,596
4-6 months	273,866	354,158	628,024
7-12 months	412,239	582,517	994,756
13-24 months	134,598	345,155	479,753
Over 24 months	82,372	51,088	133,460
Total	$1,042,091	$1,569,498	$2,611,589

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Short-term borrowings at
Federal Home Loan Bank advances	$175,000.26%		$-	-%
Securities sold under repurchase agreements	2,868.10		4,918.10
Line of Credit - TCF Commercial Finance Canada, Inc.	2,715	2.05	-	-
Total	$180,583.28%		$4,918.10%

Average daily balances for the period ended
Federal Home Loan Bank advances	$88,612.27%		$14.34%
Federal funds purchased	500.37		660.34
Securities sold under repurchase agreements	5,413.14		5,713.18
Line of Credit - TCF Commercial Finance Canada, Inc.	3,471	2.17	1,298	2.57
Total	$97,996.33%		$7,685.60%

Maximum month-end balances for the period ended
Federal Home Loan Bank advances	$275,000	N.A.	$-	N.A.
Securities sold under repurchase agreements	6,968	N.A.	7,071	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	11,751	N.A.	9,587	N.A.
N.A. Not Applicable.

At March 31, 2014, the securities sold under short-term repurchase agreements were related to TCF Bank’s Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $12.6 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At March 31, 2014		At December 31, 2013
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	2014	$300,000.36%		$398,000.37%
	2015	125,000.38		200,000.33
	2016	572,000.70		497,000.76
	2017	-	-	75,000.21
Subtotal		997,000.56		1,170,000.52
Subordinated bank notes	2015	-	-	50,000	1.83
	2016	74,883	5.59	74,868	5.59
	2022	109,133	6.37	109,113	6.37
Subtotal		184,016	6.05	233,981	5.15
Discounted lease rentals	2014	22,112	3.89	26,275	4.06
	2015	23,358	3.82	18,866	3.96
	2016	17,553	3.77	13,319	3.92
	2017	11,417	3.62	8,281	3.69
	2018	3,213	3.54	1,689	3.45
	2019	154	3.36	76	3.31
Subtotal		77,807	3.79	68,506	3.94
Other long-term	2014	2,755	1.36	2,718	1.36
	2015	2,669	1.36	2,669	1.36
	2016	2,705	1.36	2,705	1.36
	2017	2,746	1.36	2,746	1.36
Subtotal		10,875	1.36	10,838	1.36
Total long-term borrowings		$1,269,698	1.56%	$1,483,325	1.41%

At March 31, 2014, TCF Bank had pledged loans secured by residential real estate and commercial real estate with an aggregate carrying value of $4.8 billion as collateral for Federal Home Loan Bank (“FHLB”) advances. At March 31, 2014, $275 million of FHLB advances outstanding were prepayable monthly at TCF’s option.

On March 17, 2014, TCF Bank redeemed at par $50 million of subordinated notes due 2015.

The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.1 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At March 31, 2014, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was a negative $27.1 million at March 31, 2014, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement(1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014:
Tier 1 leverage capital:(2)
TCF	$1,814,561	9.84%	$737,591	4.00%	N.A.	N.A.
TCF Bank	1,730,692	9.39	737,337	4.00	$921,671	5.00%
Tier 1 risk-based capital:
TCF	1,814,561	11.37	638,378	4.00	957,567	6.00
TCF Bank	1,730,692	10.85	638,135	4.00	957,202	6.00
Total risk-based capital:
TCF	2,139,901	13.41	1,276,757	8.00	1,595,946	10.00
TCF Bank	2,055,710	12.89	1,276,269	8.00	1,595,337	10.00
At December 31, 2013:
Tier 1 leverage capital:(2)
TCF	$1,763,682	9.71%	$726,242	4.00%	N.A.	N.A.
TCF Bank	1,675,082	9.23	725,895	4.00	$907,368	5.00%
Tier 1 risk-based capital:
TCF	1,763,682	11.41	618,228	4.00	927,342	6.00
TCF Bank	1,675,082	10.84	618,033	4.00	927,049	6.00
Total risk-based capital:
TCF	2,107,981	13.64	1,236,456	8.00	1,545,571	10.00
TCF Bank	2,018,959	13.07	1,236,066	8.00	1,545,082	10.00

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

Note 10.  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the three months ended March 31, 2014.

	Restricted Stock					Stock Options
										Weighted-
					Weighted-					Average
					Average					Remaining	Weighted-
					Grant Date					Contractual	Average
	Shares	Price Range			Fair Value	Shares	Price Range			Life in Years	Exercise Price
Outstanding at December 31, 2013	3,355,295	$6.16	-	$15.17	$11.09	1,626,000	$12.85	-	$15.75	4.36	$13.97
Granted	546,500	15.22	-	16.02	15.86	-	-	-	-	-	-
Forfeited/cancelled	(10,720)	9.65	-	14.89	11.69	-	-	-	-	-	-
Vested	(820,379)	8.35	-	14.89	12.30	-	-	-	-	-	-
Outstanding at March 31, 2014	3,070,696	6.16	-	16.02	11.62	1,626,000	12.85	-	15.75	4.11	13.97
Exercisable at March 31, 2014	N.A.	-		-	N.A.	1,626,000	12.85	-	15.75		13.97

N.A. Not applicable

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2013.

Unrecognized stock compensation expense for restricted stock awards and options was $21.9 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.2 years at March 31, 2014.

At March 31, 2014, there were 1,630,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Note 11.  Employee Benefit Plans

The following table sets forth the net periodic benefit cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and TCF health care benefits for eligible retired employees (the “Postretirement Plan”) for the three months ended March 31, 2014 and 2013.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Interest cost	$397	$323	$49	$44
Return on plan assets	(183)	(194)	-	-
Amortization of prior service cost	-	-	(12)	(12)
Net periodic benefit plan cost	$214	$129	$37	$32

TCF made no cash contributions to the Pension Plan in either of the three months ended March 31, 2014 or 2013. During the three months ended March 31, 2014, TCF paid $93 thousand for benefits of the Postretirement Plan, compared with $117 thousand for the same period in 2013.

Note 12.  Derivative Instruments

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

Net Investment Hedges  Foreign exchange contracts, which include forward contracts that settle within 30 days, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary.

Derivatives Not Designated as Hedges  TCF executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have fixed maturity dates ranging from three to seven years.

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes in the valuation of this swap agreement, which has no determinable maturity date, are reflected in non-interest income. In addition, TCF uses forward foreign exchange contracts to manage foreign exchange risk. Forward foreign exchange contracts represent agreements to exchange foreign currency for U.S. dollars at an agreed-upon price and settlement date. These foreign exchange contracts generally settle within 30 days and are not designated as hedges. Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

The following tables summarize TCF’s outstanding derivative instruments as of March 31, 2014 and December 31, 2013. See Note 13, Fair Value Measurement for additional information.

	At March 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Forward foreign exchange contracts not designated as hedges	$72,400	$433	$(192)	$241
Swap agreements	45,049	658	-	658
Total derivative assets		$1,091	$(192)	$899
Forward foreign exchange contracts designated as hedges	$34,571	$175	$(175)	$-
Forward foreign exchange contracts not designated as hedges	362,996	2,287	(2,256)	31
Swap agreements	59,407	1,498	(1,498)	-
Total derivative liabilities		$3,960	$(3,929)	$31

	At December 31, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Forward foreign exchange contracts not designated as hedges	$98,847	$151	$(151)	$-
Swap agreements	13,500	131	-	131
Total derivative assets		$282	$(151)	$131
Forward foreign exchange contracts designated as hedges	$32,761	$87	$-	$87
Forward foreign exchange contracts not designated as hedges	363,475	834	-	834
Swap agreements	41,358	1,031	(1,031)	-
Total derivative liabilities		$1,952	$(1,031)	$921

(1) All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Consolidated Statements of Income:
Non-interest expense:
Not designated as hedges	$15,176	$8,514
Net realized gain	$15,176	$8,514
Consolidated Statements of Comprehensive Income:
Other comprehensive income:
Net investment hedge	$1,210	$537
Net unrealized gain	$1,210	$537

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

At March 31, 2014, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $140.3 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $2.8 million in additional collateral. There were $110 thousand of forward foreign exchange contracts containing credit risk-related features in a net liability position at March 31, 2014.

At March 31, 2014, TCF posted $3.2 million of cash collateral related to its swap agreements and posted $3.2 million of cash collateral related to its forward foreign exchange contracts.

Note 13.  Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. The Company’s fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives (forward foreign exchange contracts and swap agreements), and assets held in trust for deferred compensation plans are recorded at fair value on a recurring basis. Certain investments, loans, real estate owned, repossessed and returned assets and certain interest-only strips are recorded at fair value on a non-recurring basis.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at March 31, 2014
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$389,945	$-	$389,945
Other	-	-	87	87
Other securities	1,850	-	-	1,850
Forward foreign exchange contracts	-	433	-	433
Swap agreements	-	658	-	658
Assets held in trust for deferred compensation plans	17,175	-	-	17,175
Total assets	$19,025	$391,036	$87	$410,148
Forward foreign exchange contracts	$-	$2,462	$-	$2,462
Swap agreements	-	679	819	1,498
Liabilities held in trust for deferred compensation plans	17,175	-	-	17,175
Total liabilities	$17,175	$3,141	$819	$21,135
Non-recurring Fair Value Measurements:
Loans	$-	$-	$55,759	$55,759
Real estate owned:
Consumer	-	-	38,707	38,707
Commercial	-	-	9,665	9,665
Repossessed and returned assets	-	1,956	895	2,851
Interest-only strip	-	-	12,612	12,612
Securities held to maturity	-	-	1,774	1,774
Total non-recurring fair value measurements	$-	$1,956	$119,412	$121,368

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$548,037	$-	$548,037
Other	-	-	93	93
Other securities	2,934	-	-	2,934
Forward foreign exchange contracts	-	151	-	151
Swap agreements	-	131	-	131
Assets held in trust for deferred compensation plans	16,724	-	-	16,724
Total assets	$19,658	$548,319	$93	$568,070
Forward foreign exchange contracts	$-	$921	$-	$921
Swap agreements	-	132	899	1,031
Liabilities held in trust for deferred compensation plans	16,724	-	-	16,724
Total liabilities	$16,724	$1,053	$899	$18,676
Non-recurring Fair Value Measurements:
Loans	$-	$-	$64,079	$64,079
Real estate owned:
Consumer	-	-	40,355	40,355
Commercial	-	-	14,088	14,088
Repossessed and returned assets	-	1,537	730	2,267
Interest-only strip	-	-	33,098	33,098
Securities held to maturity	-	-	1,902	1,902
Total non-recurring fair value measurements	$-	$1,537	$154,252	$155,789

(1)  Based on readily available market prices.

(2)  Based on observable market prices.

(3)  Based on valuation models that use significant assumptions that are not observable in an active market.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, represent the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the periods ended March 31, 2014 and 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31, 2014
(In thousands)	Assets	Liabilities
Balance, beginning of quarter	$93	$(899)
Principal paydowns / settlements	(6)	80
Asset (liability) balance, end of quarter	$87	$(819)

	Three Months Ended March 31, 2013
(In thousands)	Assets	Liabilities
Balance, beginning of quarter	$127	$(1,227)
Principal paydowns / settlements	(9)	80
Asset (liability) balance, end of quarter	$118	$(1,147)

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

Swap Agreements TCF executes interest rate swaps with commercial banking customers to facilitate the customer’s risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. These transactions are considered Level 2 investments, and the fair value is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also entered into a swap agreement related to the sale of TCF’s Visa Class B stock, categorized as a Level 3 liability. The value of the Visa swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent except for consumer real estate and auto finance non-accrual TDR loans which are considered collateral dependent when the loan is greater than 150 days and 120 days past due, respectively. These loans are valued based on the fair value of collateral, less estimated selling costs; however for commercial loans, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the adjustment does not include selling costs.

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $3.3 million, which was included in foreclosed real estate and repossessed assets, net expense for the period ended March 31, 2014.

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

Securities Held to Maturity The fair value of securities held to maturity is estimated based on discounted cash flows using current market rates and consideration of credit exposure. There is not an observable secondary market for these securities.

Note 14.  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2014 and December 31, 2013, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Level in Fair Value	At March 31, 2014		At December 31, 2013
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	1	$866,931	$866,931	$915,076	$915,076
Investments	2	94,415	94,415	94,326	94,326
Securities held to maturity	2	211,694	209,388	14,610	14,610
Securities held to maturity	3	5,174	5,174	5,302	5,302
Securities available for sale	1	1,850	1,850	2,934	2,934
Securities available for sale	2	389,945	389,945	548,037	548,037
Securities available for sale	3	87	87	93	93
Forward foreign exchange contracts (1)	2	241	433	-	151
Swap agreements (1)	2	658	658	131	131
Loans and leases held for sale	3	114,886	120,839	79,768	84,341
Interest-only strips (2)	3	85,455	87,229	84,561	85,265
Loans:
Consumer real estate	3	6,075,531	6,059,018	6,339,326	6,279,328
Commercial real estate	3	2,677,444	2,637,050	2,743,697	2,673,825
Commercial business	3	458,977	444,316	404,655	392,947
Equipment finance loans	3	1,579,627	1,567,779	1,546,134	1,534,905
Inventory finance loans	3	2,123,808	2,111,059	1,664,377	1,653,345
Auto finance	3	1,400,527	1,417,146	1,239,386	1,256,357
Other	3	22,550	16,349	26,743	25,216
Allowance for loan losses (3)	N.A.	(247,046)	-	(252,230)	-
Total financial instrument assets		$15,862,754	$16,029,666	$15,456,926	$15,566,189
Financial instrument liabilities:
Checking, savings and money market deposits	1	$12,189,916	$12,189,916	$12,006,364	$12,006,364
Certificates of deposit	2	2,611,589	2,620,036	2,426,412	2,434,946
Short-term borrowings	1	180,583	180,641	4,918	4,918
Long-term borrowings	2	1,269,698	1,293,299	1,483,325	1,506,855
Forward foreign exchange contracts (1)	2	31	2,462	921	921
Swap agreement (1)	2	-	679	-	132
Swap agreement (1)	3	-	819	-	899
Total financial instrument liabilities		$16,251,817	$16,287,852	$15,921,940	$15,955,035
Financial instruments with off-balance sheet risk: (4)
Commitments to extend credit (2)	2	$27,997	$27,997	$29,057	$29,057
Standby letters of credit (5)	2	(66)	(66)	(52)	(52)
Total financial instruments with off-balance sheet risk		$27,931	$27,931	$29,005	$29,005

N.A. Not Applicable.
(1)	Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.
(2)	Carrying amounts are included in other assets.
(3)	Expected credit losses are included in the estimated fair values.
(4)	Positive amounts represent assets, negative amounts represent liabilities.
(5)	Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale, forward foreign exchange contracts, swap agreements and assets held in trust for deferred compensation plans are carried at fair value (see Note 13, Fair Value Measurement). Certain financial instruments, including lease financings and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

Securities Held to Maturity Securities held to maturity consist primarily of U.S. Government-sponsored enterprise and federal agency securities. The fair value of U.S. Government-sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of the Level 3 securities held to maturity is estimated based on discounted cash flows using current market rates and consideration of credit exposure. There is not an observable secondary market for these securities.

Note 15.  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2014	2013
Basic Earnings Per Common Share
Net income attributable to TCF Financial Corporation	$44,757	$29,974
Preferred stock dividends	(4,847)	(4,524)
Net income available to common stockholders	39,910	25,450
Earnings allocated to participating securities	11	38
Earnings allocated to common stock	$39,899	$25,412
Weighted-average shares outstanding	165,455,557	163,382,939
Restricted stock	(2,688,698)	(2,993,022)
Weighted-average common shares outstanding for basic earnings per common share	162,766,859	160,389,917
Basic earnings per common share	$.25	$.16

Diluted Earnings Per Common Share
Earnings allocated to common stock	$39,899	$25,412
Weighted-average common shares outstanding used in basic earnings per common share calculation	162,766,859	160,389,917
Net dilutive effect of:
Non-participating restricted stock	228,754	613,392
Stock options	271,555	136,874
Weighted-average common shares outstanding for diluted earnings per common share	163,267,168	161,140,183
Diluted earnings per common share	$.24	$.16

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

For the three months ended March 31, 2014 and 2013, there were 3.7 million of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 16.  Business Segments

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

TCF evaluates performance and allocates resources based on each segment’s net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Three Months Ended March 31, 2014:
Net interest income (expense)	$144,820	$57,218	$(2)	$(762)	$201,274
Provision for credit losses	14,237	255	-	-	14,492
Non-interest income	51,298	51,660	35,111	(34,662)	103,407
Non-interest expense	105,469	108,743	37,586	(34,662)	217,136
Income tax expense (benefit)	28,012	(16)	(655)	(762)	26,579
Income (loss) after income tax expense (benefit)	48,400	(104)	(1,822)	-	46,474
Income attributable to non-controlling interest	1,717	-	-	-	1,717
Preferred stock dividends	-	-	4,847	-	4,847
Net income (loss) available to common stockholders	$46,683	$(104)	$(6,669)	$-	$39,910
Total assets	$16,593,550	$8,500,807	$198,350	$(6,532,180)	$18,760,527
Revenues from external customers:
Interest income	$209,232	$5,395	$-	$-	$214,627
Non-interest income	51,298	51,645	464	-	103,407
Total	$260,530	$57,040	$464	$-	$318,034

At or For the Three Months Ended March 31, 2013:
Net interest income	$138,394	$61,434	$3	$(740)	$199,091
Provision for credit losses	38,161	222	-	-	38,383
Non-interest income	36,982	55,685	31,194	(31,158)	92,703
Non-interest expense	96,256	107,714	31,240	(31,158)	204,052
Income tax expense	14,672	3,391	236	(740)	17,559
Income (loss) after income tax expense	26,287	5,792	(279)	-	31,800
Income attributable to non-controlling interest	1,826	-	-	-	1,826
Preferred stock dividends	-	-	4,524	-	4,524
Net income (loss) available to common stockholders	$24,461	$5,792	$(4,803)	$-	$25,450
Total assets	$15,895,328	$7,832,945	$168,801	$(5,393,048)	$18,504,026
Revenues from external customers:
Interest income	$209,142	$6,408	$-	$-	$215,550
Non-interest income	36,982	55,673	48	-	92,703
Total	$246,124	$62,081	$48	$-	$308,253

Note 17.  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission (‘‘SEC’’), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance.

Note 18.  Accumulated Other Comprehensive Income

The components of other comprehensive income and the related tax effects are presented in the table below.

	Three Months Ended March 31,
	2014			2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$11,492	$(4,328)	$7,164	$(13,829)	$5,217	$(8,612)
Reclassification of losses to net income	197	(74)	123	-	-	-
Net unrealized gains (losses)	11,689	(4,402)	7,287	(13,829)	5,217	(8,612)
Foreign currency hedge:
Unrealized gains arising during the period	1,210	(457)	753	537	(203)	334
Foreign currency translation adjustment:(1)
Unrealized losses arising during the period	(1,376)	-	(1,376)	(622)	-	(622)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(12)	5	(7)	(12)	5	(7)
Total other comprehensive income (loss)	$11,511	$(4,854)	$6,657	$(13,926)	$5,019	$(8,907)

(1) Foreign investments are deemed to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

Reclassifications of gains to net income were recorded in gains on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

Accumulated other comprehensive income balances are presented in the table below.

			Foreign	Recognized
	Securities	Foreign	Currency	Postretirement Prior
	Available	Currency	Translation	Service Cost and
(In thousands)	for Sale	Hedge	Adjustment	Transition Obligation	Total
At or For the Three Months Ended March 31, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	7,164	753	(1,376)	(7)	6,534
Amounts reclassified from accumulated other comprehensive income	123	-	-	-	123
Net other comprehensive income (loss)	7,287	753	(1,376)	(7)	6,657
Balance, end of period	$(19,696)	$1,344	$(2,432)	$228	$(20,556)
At or For the Three Months Ended March 31, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(8,612)	334	(622)	(7)	(8,907)
Net other comprehensive (loss) income	(8,612)	334	(622)	(7)	(8,907)
Balance, end of period	$3,065	$(86)	$301	$256	$3,536

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. References herein to “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis. At March 31, 2014, TCF had 381 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks, and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest-cost deposits. TCF’s growth strategies may include organic growth in existing businesses, development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses and on making these businesses a more substantial part of its loan and lease portfolio.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.1% of TCF’s total revenue for the three months ended March 31, 2014. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, and in order to diversify TCF’s non-interest income sources, the Company continues to enhance and increase loan sales in auto finance and consumer real estate.

The following portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three months ended March 31, 2014 and 2013, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 24 cents for the first quarter of 2014, compared with diluted earnings per common share of 16 cents for the first quarter of 2013. TCF reported net income of $39.9 million for the three months ended March 31, 2014, compared with net income of $25.5 million for the three months ended March 31, 2013.

Return on average assets was 1% for the first quarter of 2014, compared with .7% for the same period in 2013. Return on average common equity was 9.35% for the first quarter of 2014, compared with 6.36% for the same period in 2013.

Reportable Segment Results

Lending TCF’s lending strategy is primarily to originate high credit quality secured loans and leases. The lending portfolio consists of retail lending, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income available to common stockholders of $46.7 million for the first quarter of 2014, compared with net income of $24.5 million for same period in 2013.

Lending net interest income for the first quarter of 2014 was $144.8 million, up 4.6% from $138.4 million for the same period in 2013. This increase was primarily due to higher average loan and lease balances driven by continued growth in the auto finance and inventory finance businesses, partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low-interest rate environment as well as lower average balances of consumer real estate and higher yielding commercial fixed-rate loans due to run-off exceeding originations.

Lending provision for credit losses totaled $14.2 million for the first quarter of 2014, down 62.7% from $38.2 million for the same period in 2013. The decrease was primarily due to decreased net charge-offs in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, as well as decreased net charge-offs in the commercial and consumer real estate portfolios due to improved credit quality and continued efforts to actively work out problem loans.

Lending non-interest income totaled $51.3 million for the first quarter of 2014, up 38.7% from $37 million for the same period in 2013. The increase was primarily due to customer-driven events impacting sales-type lease revenue in the leasing and equipment finance portfolio and an increase in gains on sales of consumer real estate loans and auto loans compared to the first quarter of 2013.

Lending non-interest expense totaled $105.5 million for the first quarter of 2014, up 9.6% from $96.3 million for the same period in 2013. The increase was primarily due to increased staff levels to support the growth of auto finance, and expenses related to higher incentives based on production results. This was partially offset by accelerated expenses in the first quarter of 2013 related to a portfolio sale of consumer properties, a reduction in write-downs in balances of existing foreclosed real estate properties as a result of improved real estate property values, and improved exit values on consumer real estate.

Funding TCF’s funding is primarily derived from branch banking and treasury borrowings, with a focus on building and maintaining quality customer relationships through free checking. Deposits are generated from consumers and small businesses providing a source of low-cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net loss available to common stockholders of $104 thousand for the first quarter of 2014, compared with a net income available to common stockholders of $5.8 million for the same period in 2013.

Funding net interest income for the first quarter of 2014 was $57.2 million, down 6.9% from $61.4 million for the same period in 2013. The decrease was primarily due to a reduction of interest income as a result of lower levels of mortgage-backed securities.

Funding non-interest income totaled $51.7 million for the first quarter of 2014, down 7.2% from $55.7 million for the same period in 2013. The decrease was primarily due to lower transaction activity and higher average checking account balances per customer as activity was negatively impacted by the harsh winter weather experienced across the footprint, partially offset by a larger account base.

Funding non-interest expense totaled $108.7 million in the first quarter of 2014, up 1% from $107.7 million for the same period in 2013.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, securities, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 66.1% of TCF’s total revenue in the first quarter of 2014, compared with 68.2% in the first quarter of 2013. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following table summarizes TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended March 31,
	2014			2013
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$620,718	$3,985	2.60%	$809,768	$3,182	1.59%
Securities held to maturity	142,181	964	2.71	5,652	64	4.53
Securities available for sale:
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	467,747	3,163	2.70	674,860	4,794	2.84
U.S. Treasury securities	-	-	-	900	-	.07
Other securities	80	-	2.47	106	1	2.49
Total securities available for sale (2)	467,827	3,163	2.70	675,866	4,795	2.84
Loans and leases held for sale	195,871	3,978	8.24	154,766	2,604	6.82
Loans and leases:
Consumer real estate:
Fixed-rate	3,498,832	48,532	5.62	3,916,709	57,058	5.91
Variable-rate	2,828,980	35,816	5.13	2,639,717	33,082	5.08
Total consumer real estate	6,327,812	84,348	5.41	6,556,426	90,140	5.58
Commercial:
Fixed-rate	1,559,991	19,496	5.07	1,900,563	25,185	5.37
Variable- and adjustable-rate	1,562,075	16,178	4.20	1,445,217	14,883	4.18
Total commercial	3,122,066	35,674	4.63	3,345,780	40,068	4.86
Leasing and equipment finance	3,434,691	40,779	4.75	3,199,499	40,913	5.11
Inventory finance	1,862,745	27,469	5.98	1,686,364	25,605	6.16
Auto finance	1,327,232	14,787	4.52	670,096	8,642	5.23
Other	13,273	242	7.41	13,641	276	8.19
Total loans and leases (3)	16,087,819	203,299	5.11	15,471,806	205,644	5.38
Total interest-earning assets	17,514,416	215,389	4.97	17,117,858	216,289	5.11
Other assets (4)	1,094,923			1,126,694
Total assets	$18,609,339			$18,244,552
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,537,066			$1,426,314
Small business	771,825			744,168
Commercial and custodial	386,927			329,992
Total non-interest bearing deposits	2,695,818			2,500,474
Interest-bearing deposits:
Checking	2,343,095	261.05		2,308,263	497.09
Savings	6,120,155	2,529.17		6,090,427	3,369.22
Money market	819,312	575.28		815,374	630.31
Subtotal	9,282,562	3,365.15		9,214,064	4,496.20
Certificates of deposit	2,543,345	4,672.74		2,323,267	5,185.90
Total interest-bearing deposits	11,825,907	8,037.28		11,537,331	9,681.34
Total deposits	14,521,725	8,037.22		14,037,805	9,681.28
Borrowings:
Short-term borrowings	97,996	80.33		8,631	8.40
Long-term borrowings	1,494,095	5,236	1.41	1,927,139	6,770	1.41
Total borrowings	1,592,091	5,316	1.34	1,935,770	6,778	1.41
Total interest-bearing liabilities	13,417,998	13,353.40		13,473,101	16,459.49
Total deposits and borrowings	16,113,816	13,353.33		15,973,575	16,459.42
Other liabilities	508,689			390,825
Total liabilities	16,622,505			16,364,400
Total TCF Financial Corp. stockholders' equity	1,971,264			1,863,393
Non-controlling interest in subsidiaries	15,570			16,759
Total equity	1,986,834			1,880,152
Total liabilities and equity	$18,609,339			$18,244,552
Net interest income and margin		$202,036	4.66%		$199,830	4.72%
(1) Annualized.
(2) Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.
(3) Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.
(4) Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $762 thousand, was $202 million for the first quarter of 2014, an increase of 1.1% from $199.8 million for the same period of 2013. The increase in net interest income in the first quarter of 2014 was primarily driven by higher average loan balances in the auto finance and inventory finance businesses as well as decreased rates on various deposit products. This increase was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment as well as lower average balances of consumer real estate and higher yielding commercial fixed-rate loans due to run-off exceeding originations.

Net interest margin was 4.66% and 4.72% for the first quarter of 2014 and 2013, respectively. The decrease from the first quarter of 2013 was primarily due to downward pressure on origination yields in the leasing and equipment finance and consumer businesses due to the increasingly competitive low interest rate environment as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable-rate loans due to marketplace demand.

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

The following table summarizes the composition of TCF’s provision for credit losses for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,				Change
(Dollars in thousands)	2014		2013		$	%
Consumer real estate	$7,079	48.8%	$31,957	83.3%	$(24,878)	(77.8)%
Commercial	120.8		4,830	12.6	(4,710)	(97.5)
Leasing and equipment finance	639	4.4	(2,286)	(6.0)	2,925	N.M.
Inventory finance	1,677	11.6	1,625	4.2	52	3.2
Auto finance	4,827	33.3	2,114	5.5	2,713	128.3
Other	150	1.1	143.4		7	4.9
Total	$14,492	100.0%	$38,383	100.0%	$(23,891)	(62.2)%

TCF provided $14.5 million and $38.4 million for credit losses in the first quarters of 2014 and 2013, respectively. The decrease from the first quarter of 2013 was primarily due to decreased net charge-offs in the consumer real estate portfolio.

Net loan and lease charge-offs for the first quarters of 2014 and 2013 were $17.4 million, or .43% (annualized) of average loans and leases, and $41 million, or 1.06% (annualized) of average loans and leases, respectively. The decrease was primarily driven by improved credit quality in the consumer real estate portfolio as home values improve and incident rates of default decline as well as continued efforts to actively work out problem loans within the commercial portfolio.

For additional information, see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 33.9% and 31.8% of total revenues for the first quarter of 2014 and 2013, respectively, and is an important factor in TCF’s results of operations. Fees and other revenue were $103 million for the first quarter of 2014, compared with $92.7 million for the first quarter of 2013.

Fees and Service Charges  Banking and service fees totaled $36.6 million and $39.3 million for the first quarter of 2014 and 2013, respectively. The decrease from the first quarter of 2013 was primarily due to lower transaction activity, which was negatively impacted by the harsh winter weather experienced across the bank’s footprint, and by higher average checking account balances per customer, partially offset by a larger account base.

Card Revenue  Card revenue, primarily interchange fees, totaled $12.3 million for the first quarter of 2014, compared with $12.4 million for the same period in 2013.

TCF is the 15th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended December 31, 2013, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card revenue represented 22.6% and 21.7% of banking fee revenue for the first quarter of 2014 and 2013, respectively.

Gains on Sales of Consumer Real Estate Loans, Net  TCF sold $347.4 million and $279.2 million of consumer real estate loans and recognized gains of $11.7 million and $8.1 million for the first quarter of 2014 and 2013, respectively.

Gains on Sales of Auto Loans, Net  TCF sold $261.7 million and $179.8 million of auto loans and recognized gains of $8.8 million and $7.1 million for the first quarter of 2014 and 2013, respectively. The increase in sales was primarily due to the continued growth of the auto finance business as TCF continues to sell a percentage of its originations each quarter.

Other Non-Interest Income  Total other non-interest income totaled $6.4 million for the first quarter of 2014, compared with $3.7 million for the same period in 2013. The increase was primarily due to higher servicing fee income related to the continued growth of the auto finance and consumer real estate serviced for others portfolios.

Non-Interest Expense  Non-interest expense totaled $217.1 million and $204.1 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $13.1 million, or 6.4%.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $115.1 million and $104.2 million for the first quarter of 2014 and 2013, respectively. The increase was primarily due to increased staff levels to support the growth of auto finance and risk management, and expenses related to higher incentives based on production results.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $6.1 million for the three months ended March 31, 2014, compared to $10.2 million for the three months ended March 31, 2013. The decrease from the first quarter of 2013 was driven by accelerated expenses in the first quarter of 2013 related to a portfolio sale of consumer properties, a reduction in write-downs in balances of existing foreclosed real estate properties as a result of improved real estate property values, and improved exit values on consumer real estate.

Income Taxes  TCF recorded an income tax expense of $26.6 million for the first quarter of 2014, or 36.4% of income before income tax expense, compared with $17.6 million, or 35.6% for the comparable period in 2013.

Consolidated Financial Condition Analysis

Loans and Leases  The following table sets forth information about loans and leases held in TCF’s portfolio.

	At March 31,	At December 31,	Percent
(Dollars in thousands)	2014	2013	Change
Consumer real estate:
First mortgage lien	$3,668,245	$3,766,421	(2.6)%
Junior lien	2,407,286	2,572,905	(6.4)
Total consumer real estate	6,075,531	6,339,326	(4.2)
Commercial:
Commercial real estate	2,677,444	2,743,697	(2.4)
Commercial business	458,977	404,655	13.4
Total commercial	3,136,421	3,148,352	(.4)
Leasing and equipment finance (1)	3,456,759	3,428,755.8
Inventory finance	2,123,808	1,664,377	27.6
Auto finance	1,400,527	1,239,386	13.0
Other	22,550	26,743	(15.7)
Total loans and leases	$16,215,596	$15,846,939	2.3%
(1)			Operating leases of $80.7 million and $77.7 million at March 31, 2014 and December 31, 2013, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

At March 31, 2014, 64.7% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 63.7% at December 31, 2013. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.1 billion and $2.5 billion at March 31, 2014 and December 31, 2013, respectively. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the retail lending portfolio was 731 and 723 at March 31, 2014 and December 31, 2013, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 728 and 717 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, 42.2% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of .1%. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, was $7 billion at both March 31, 2014 and December 31, 2013.

With an emphasis on secured lending, 99.8% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at March 31, 2014, compared with 99% at December 31, 2013. At March 31, 2014, 90.1% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.7% at December 31, 2013.

At March 31, 2014, the leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.6 billion of loans. The uninstalled backlog of approved transactions was $460.9 million at March 31, 2014, compared with $454.4 million at December 31, 2013.

Inventory finance loans totaled $2.1 billion at March 31, 2014, an increase of 27.6% from $1.7 billion at December 31, 2013, primarily due to seasonal inventory increases within the lawn and garden and power sports segments, combined with growth in new dealer relationships in the other industries segment.

Auto finance loans increased to $1.4 billion at March 31, 2014, from $1.2 billion at December 31, 2013 due to continued growth, as the number of active dealers in its network is augmented through the expansion of its sales force and the penetration of existing territories. At March 31, 2014, the auto finance network included nearly 8,900 active dealers in 48 states, compared with nearly 8,500 active dealers in 45 states at December 31, 2013. The auto finance portfolio consisted of 76.5% used car loans and 23.5% new car loans at March 31, 2014. Auto finance increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, to $2.7 billion at March 31, 2014, from $2.4 billion at December 31, 2013.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

	At March 31, 2014
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$5,805,675	$8,431	$45,362	$-	$5,859,468	$216,063	$6,075,531
Commercial	2,927,687	58,973	114,552	-	3,101,212	35,209	3,136,421
Leasing and equipment finance	3,413,317	16,919	12,614	1	3,442,851	13,908	3,456,759
Inventory finance	1,945,029	107,491	70,981	-	2,123,501	307	2,123,808
Auto finance	1,396,835	-	2,836	-	1,399,671	856	1,400,527
Other	22,214	-	-	-	22,214	336	22,550
Total loans and leases	$15,510,757	$191,814	$246,345	$1	$15,948,917	$266,679	$16,215,596
Percent of total loans and leases	95.66%	1.18%	1.52%	-%	98.36%	1.64%	100.00%

	At December 31, 2013
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$6,049,617	$21,309	$49,367	$-	$6,120,293	$219,033	$6,339,326
Commercial	2,896,795	54,711	156,307	-	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,386,301	15,966	12,445	2	3,414,714	14,041	3,428,755
Inventory finance	1,509,960	87,024	64,864	-	1,661,848	2,529	1,664,377
Auto finance	1,236,405	-	2,511	-	1,238,916	470	1,239,386
Other	26,263	68	2	-	26,333	410	26,743
Total loans and leases	$15,105,341	$179,078	$285,496	$2	$15,569,917	$277,022	$15,846,939
Percent of total loans and leases	95.32%	1.13%	1.80%	-%	98.25%	1.75%	100.00%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $513 million at March 31, 2014, a decrease of $49.5 million from December 31, 2013, primarily due to improvement in the commercial and consumer real estate portfolios. The decrease was due to continued efforts to actively work out commercial loans and overall improved credit quality in the commercial and consumer real estate portfolios, partially offset by an increase in classified loans in the inventory finance portfolio.

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

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
Principal balances:
60-89 days	$26,517	$27,806
90 days or more	4,361	2,846
Total	$30,878	$30,652

Percentage of loans and leases:
60-89 days	.16%	.18%
90 days or more	.03	.02
Total	.19%	.20%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases.

	At March 31, 2014		At December 31, 2013
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$20,051.57%		$20,894.58%
Junior lien	4,049.17		3,532.14
Total consumer real estate	24,100.41		24,426.40
Commercial real estate	1,905.07		886.03
Commercial business	-	-	544.14
Total commercial	1,905.06		1,430.05
Leasing and equipment finance	2,864.08		2,401.07
Inventory finance	212.01		50	-
Auto finance	1,554.11		1,877.15
Other	3.01		10.04
Subtotal (1)	30,638.19		30,194.19
Delinquencies in acquired portfolios	240	1.38	458	1.64
Total	$30,878.19%		$30,652.20%

(1)

Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

Loan Modifications  The following tables provide a summary of accruing and non-accrual TDR loans by portfolio and regulatory classification.

	At March 31, 2014
	Accruing TDR Loans			Non-accrual	Total TDR
(In thousands)	Non-classified	Classified	Total	TDR Loans	Loans
Consumer real estate	$473,037	$31,217	$504,254	$132,371	$636,625
Commercial	30,357	81,434	111,791	20,319	132,110
Leasing and equipment finance	311	1,221	1,532	1,799	3,331
Inventory finance	-	634	634	20	654
Auto finance	-	-	-	856	856
Other	87	-	87	1	88
Total	$503,792	$114,506	$618,298	$155,366	$773,664
Over 60-day delinquency as a percentage of total accruing TDR loans			1.61%	N.A.	N.A.

	At December 31, 2013
	Accruing TDR Loans			Non-accrual	Total TDR
(In thousands)	Non-classified	Classified	Total	TDR Loans	Loans
Consumer real estate	$469,586	$37,054	$506,640	$134,487	$641,127
Commercial	19,435	101,436	120,871	26,209	147,080
Leasing and equipment finance	-	1,021	1,021	2,447	3,468
Inventory finance	-	4,212	4,212	-	4,212
Auto finance	-	-	-	470	470
Other	93	-	93	1	94
Total	$489,114	$143,723	$632,837	$163,614	$796,451
Over 60-day delinquency as a percentage of total accruing TDR loans			1.28%	N.A.	N.A.

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

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt were reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower’s personal liability on the loan. Due to clarifying regulatory guidance adopted in the first quarter of 2014, loans discharged under Chapter 7 bankruptcy where the borrower did not reaffirm the debt may now return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 46% of the original contractual interest due on accruing consumer real estate TDR loans during the three months ended March 31, 2014, yielding 3.2%, by modifying the loan to a qualified customer instead of foreclosing on the property. At March 31, 2014, 1.6% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013. The annualized charge-off rate as a percentage of average accruing and non-accrual TDR loans for this portfolio was 2.2% and 5.8% for the three months ended March 31, 2014 and 2013, respectively.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At March 31, 2014, 84.6% of total commercial TDR loans were accruing and TCF recognized more than 94% of the original contractual interest due on accruing commercial TDR loans during first quarter of 2014. At March 31, 2014, collection of principal and interest under the modified terms is reasonably assured on all accruing commercial TDR loans. The annualized charge-off rate as a percentage of average accruing and non-accrual TDR loans for this portfolio was 3.6% and 10.6% for the three months ended March 31, 2014 and 2013, respectively.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDR loans primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial TDR loans were $7.1 million, or 6.3% of the outstanding balance, at March 31, 2014, and $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and may still be outstanding with the borrower. In those cases, should the borrower’s financial position improve, the loan may become recoverable. At March 31, 2014, two TDR loans restructured as multiple notes with a combined total contractual balance of $17.5 million and a remaining book balance of $9.1 million are included in the preceding table.

For additional information regarding TCF’s loan modifications refer to Note 5 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

	At March 31,	At December 31,
(Dollars in thousands)	2014	2013
Consumer real estate:
First mortgage lien	$176,841	$180,811
Junior lien	39,222	38,222
Total consumer real estate	216,063	219,033
Commercial real estate	32,030	36,178
Commercial business	3,179	4,361
Total commercial	35,209	40,539
Leasing and equipment finance	13,908	14,041
Inventory finance	307	2,529
Auto finance	856	470
Other	336	410
Total non-accrual loans and leases	$266,679	$277,022
Other real estate owned	63,448	68,874
Total non-accrual loans and leases and other real estate owned	$330,127	$345,896

Non-accrual loans and leases as a percentage of total loans and leases	1.64%	1.75%
Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	2.03	2.17
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	92.64	91.05

Non-accrual loans and leases at March 31, 2014 decreased $10.3 million, or 3.7%, from December 31, 2013, primarily due to continued efforts to actively work out commercial loans and improved credit quality in the commercial and consumer real estate portfolios.

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and are charged-off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Auto loans are generally charged-off to the fair value of the collateral, less estimated selling costs, upon entering non-accrual status no later than 120 days past due. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases, and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2014 are summarized in the following table.

	At or for the Three Months Ended March 31, 2014
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022
Additions	42,797	5,673	4,876	576	499	11	54,432
Charge-offs	(12,679)	(1,623)	(932)	(55)	(22)	(12)	(15,323)
Transfers to other assets	(14,143)	(939)	(454)	(53)	(8)	(12)	(15,609)
Return to accrual status	(13,906)	-	(714)	(1,714)	-	-	(16,334)
Payments received	(4,965)	(8,929)	(2,909)	(979)	(83)	(60)	(17,925)
Other, net	(74)	488	-	3	-	(1)	416
Balance, end of period	$216,063	$35,209	$13,908	$307	$856	$336	$266,679

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

The Company considers the allowance for loan and lease losses of $247 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2014. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At March 31, 2014		At December 31, 2013
		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$135,751	3.70%	$133,009	3.53%
Junior lien	33,616	1.40	43,021	1.67
Consumer real estate	169,367	2.79	176,030	2.78
Commercial real estate	29,985	1.12	32,405	1.18
Commercial business	6,077	1.32	5,062	1.25
Total commercial	36,062	1.15	37,467	1.19
Leasing and equipment finance	18,623.54		18,733.55
Inventory finance	10,309.49		8,592.52
Auto finance	12,062.86		10,623.86
Other	623	2.76	785	2.94
Total allowance for loan and lease losses	247,046	1.52	252,230	1.59
Other credit loss reserves:
Reserves for unfunded commitments	1,057	N.A.	980	N.A.
Total credit loss reserves	$248,103	1.53%	$253,210	1.60%

N.A. Not Applicable.

At March 31, 2014, the allowance as a percent of total loans and leases decreased to 1.52% compared with 1.59% at December 31, 2013. The decrease in allowance for loan and lease losses as a percentage of the total balance was driven by increased originations and balances from seasonality in the inventory finance portfolio, reduced reserves in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default and reduced reserves in the commercial portfolio due to continued efforts to actively work out problem loans.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At March 31, 2014	At December 31, 2013
Other real estate owned:(1)
Consumer real estate	$43,149	$47,637
Commercial real estate	20,299	21,237
Total other real estate owned	63,448	68,874
Repossessed and returned assets	4,051	3,505
Total other real estate owned and repossessed and returned assets	$67,499	$72,379

(1) Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 277 owned properties and 134 foreclosed properties subject to redemption at March 31, 2014, compared with 336 owned properties and 143 foreclosed properties subject to redemption at December 31, 2013. The decrease in owned properties during the first quarter of 2014 resulted from sales of 210 properties, partially offset by the addition of 151 properties. The average length of time to sell consumer real estate properties during the first quarter of 2014 was approximately 4.9 months from the date the properties were listed for sale.

The changes in the amount of other real estate owned for the three months ended March 31, 2014 are summarized in the following table.

	At or For the Three Months Ended March 31, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$47,637	$21,237	$68,874
Transferred in, net of charge-offs	13,221	939	14,160
Sales	(17,199)	(327)	(17,526)
Write-downs	(1,597)	(1,550)	(3,147)
Other, net	1,087	-	1,087
Balance, end of period	$43,149	$20,299	$63,448

Deposits  Deposits totaled $14.8 billion at March 31, 2014, an increase of $368.7 million, or 2.6%, from December 31, 2013, primarily due to checking account growth and special campaigns for certificates of deposit.

Checking, savings and money market deposits are an important source of low interest-cost funds and fee income for TCF. These deposits totaled $12.2 billion at March 31, 2014, up $183.6 million from December 31, 2013, and comprised 82.4% of total deposits at March 31, 2014, compared with 83.2% of total deposits at December 31, 2013. The average balance of these deposits for the first three months of 2014 was $12 billion, an increase of $263.8 million from the $11.7 billion average balance for the first three months of 2013.

Certificates of deposit totaled $2.6 billion at March 31, 2014, and $2.4 billion at December 31, 2013.

Non-interest bearing deposits represented 19.1% of total deposits at March 31, 2014, compared with 18.3% at December 31, 2013. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .22% at March 31, 2014, compared with .26% at December 31, 2013. The decrease was primarily due to reduced interest rates on savings accounts.

Borrowings and Liquidity Management  Borrowings totaled $1.5 billion both at March 31, 2014 and December 31, 2013. The weighted-average rate on long-term borrowings was 1.56% and 1.41% at March 31, 2014 and December 31, 2013, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, from institutional sources under repurchase agreements and from other sources. At March 31, 2014, TCF had $2.2 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On March 17, 2014, TCF Bank redeemed the aggregate principal amount of $50 million subordinated notes due 2015, at which time the notes no longer qualified for treatment as Tier 2 or supplementary capital.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales, and borrowings. Lending activities are the primary use of TCF’s funds, such lending activities primarily include loan originations and purchases and purchases of equipment for lease financing.

TCF Bank had $529 million and $550 million of interest-bearing deposits at the Federal Reserve at March 31, 2014 and December 31, 2013, respectively. Interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.1 billion at both March 31, 2014 and December 31, 2013.

The primary source of funding for TCF Commercial Finance Canada (“TCFCFC”) is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At March 31, 2014, TCF had $2.7 million (USD) outstanding under the line of credit with a counterparty.

See Note 8 of Notes to Consolidated Financial Statements, Long-Term Borrowings for additional information regarding TCF’s long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Adequacy Plan and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Preferred Stock  At March 31, 2014, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At March 31, 2014, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at March 31, 2014 was $2 billion, or 10.78% of total assets, compared with $2 billion, or 10.69% of total assets, at December 31, 2013. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended March 31, 2014 and March 31, 2013. TCF’s common dividend payout ratio was 20.83% and 22.99% for the quarters ended March 31, 2014 and December 31, 2013, respectively. TCF Financial’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2014, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock pursuant to this authorization.

Tangible common equity at March 31, 2014 was $1.5 billion, or 8.13% of total tangible assets, compared with $1.5 billion, or 8.03% of total tangible assets, at December 31, 2013. Tangible common equity is not a generally accepted accounting principle in the United States (“GAAP”) financial measure (i.e., non-GAAP) and represents total equity less preferred shares, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets and the Tier 1 common capital ratio. These measures are non-GAAP financial measures and are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets.

(Dollars in thousands)	At March 31,	At December 31,
	2014	2013
Computation of tangible common equity to tangible assets:
Total equity	$2,021,825	$1,964,759
Less: Non-controlling interest in subsidiaries	21,284	11,791
Total TCF Financial Corporation stockholders’ equity	2,000,541	1,952,968
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	5,905	6,326
Tangible common equity	$1,505,756	$1,457,762

Total assets	$18,760,527	$18,379,840
Less:
Goodwill	225,640	225,640
Other intangibles	5,905	6,326
Tangible assets	$18,528,982	$18,147,874
Tangible common equity to tangible assets	8.13%	8.03%

At March 31, 2014 and December 31, 2013, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 9 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

The following table is a reconciliation of the non-GAAP financial measure of Tier 1 common capital to the GAAP measure of Tier 1 risk-based capital.

	At March 31,	At December 31,
(Dollars in thousands)	2014	2013
Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,814,561	$1,763,682
Total risk-weighted assets	15,959,457	15,455,706
Total Tier 1 risk-based capital ratio	11.37%	11.41%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,814,561	$1,763,682
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	21,284	11,791
Total Tier 1 common capital	$1,530,037	$1,488,651
Total risk-weighted assets	$15,959,457	$15,455,706
Total Tier 1 common capital ratio	9.59%	9.63%

Recent Accounting Developments

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the guidance for reporting discontinued operations and requires certain disclosures about a disposal of an individually significant component of an entity. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on TCF.

On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The adoption of this ASU will be required, either on a modified retrospective basis or on a prospective basis, beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on TCF.

On January 15, 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The adoption of this ASU will be required on a retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on TCF.

Legislative and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Interchange Litigation  On March 20, 2014, a three judge panel of the U.S. Court of Appeals unanimously overturned the U.S. District Court for the District of Columbia’s July 31, 2013 ruling that the Federal Reserve Board’s regulation concerning debit card interchange fees and network exclusivity requirements failed to comply with the Dodd-Frank Act. The U.S. Court of Appeals held that the Federal Reserve Board’s rules generally rest on reasonable constructions of the statute.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks  Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in value of assets such as interest-only strips that arise in connection with TCF’s loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws, regulation of campus banking programs between universities and financial institutions, use by municipalities of eminent domain on underwater mortgages, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; regulatory actions or changes in customer opt-in preferences with respect to overdraft, which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

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

Technological and Operational Matters  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-3 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2014, net interest income is estimated to increase by 4%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1.7 billion, or 9.3% of total assets, at March 31, 2014, compared with a positive $1.5 billion, or 8.4% of total assets, at December 31, 2013. The change in the gap from year-end is primarily due to a decrease in consumer real estate and commercial loans and an increase in total checking balances. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the $3.8 billion of fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2014 by approximately $61 million, or 21%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $3.8 billion of fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2014, by approximately $20 million, or 6.9%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. TCF’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2014.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
January 1 to January 31, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	20,495	$16.28	N.A.	N.A.
February 1 to February 28, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	1,977	$15.67	N.A.	N.A.
March 1 to March 31, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	22,472	$16.23	N.A.	N.A.

N.A.	Not Applicable

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 55 of this report.

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
Chief Financial Officer
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 7, 2014

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
10.1

Employment Agreement between William A. Cooper and TCF Financial Corporation, effective as of March 10, 2014 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed on March 13, 2014]

10.2

Performance-Based Restricted Stock Award Agreement between TCF Financial Corporation and William A. Cooper dated March 10, 2014 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed on March 13, 2014]

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
101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, formatted in XBRL:  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Financial Condition, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herewith