Form 10-Q
period 2014-06-30
TCF FINANCIAL CORP
filed 2014-08-06
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2014

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

Yes [   ]                                   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 30, 2014
Common Stock, $.01 par value	166,845,251 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At June 30,	At December 31,
(Dollars in thousands, except per-share data)	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$881,396	$915,076
Investments	85,449	94,326
Securities held to maturity	220,801	19,912
Securities available for sale	413,316	551,064
Loans and leases held for sale	314,277	79,768
Loans and leases:
Consumer real estate:
First mortgage lien	3,542,324	3,766,421
Junior lien	2,480,763	2,572,905
Total consumer real estate	6,023,087	6,339,326
Commercial	3,093,161	3,148,352
Leasing and equipment finance	3,526,264	3,428,755
Inventory finance	1,880,667	1,664,377
Auto finance	1,502,860	1,239,386
Other	24,486	26,743
Total loans and leases	16,050,525	15,846,939
Allowance for loan and lease losses	(236,081)	(252,230)
Net loans and leases	15,814,444	15,594,709
Premises and equipment, net	436,558	437,602
Goodwill	225,640	225,640
Other assets	445,896	461,743
Total assets	$18,837,777	$18,379,840
Liabilities and Equity
Deposits:
Checking	$5,120,671	$4,980,451
Savings	5,685,776	6,194,003
Money market	1,284,213	831,910
Certificates of deposit	2,955,492	2,426,412
Total deposits	15,046,152	14,432,776
Short-term borrowings	8,263	4,918
Long-term borrowings	1,221,537	1,483,325
Total borrowings	1,229,800	1,488,243
Accrued expenses and other liabilities	490,114	494,062
Total liabilities	16,766,066	16,415,081
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 4,006,900 shares issued	263,240	263,240
Common stock, par value $.01 per share, 280,000,000 shares authorized; 166,924,026 and 165,164,861 shares issued, respectively	1,669	1,652
Additional paid-in capital	806,645	779,641
Retained earnings, subject to certain restrictions	1,049,725	977,846
Accumulated other comprehensive loss	(14,915)	(27,213)
Treasury stock at cost, 42,566 shares, and other	(51,458)	(42,198)
Total TCF Financial Corporation stockholders’ equity	2,054,906	1,952,968
Non-controlling interest in subsidiaries	16,805	11,791
Total equity	2,071,711	1,964,759
Total liabilities and equity	$18,837,777	$18,379,840

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2014	2013	2014	2013
Interest income:
Loans and leases	$206,788	$206,675	$409,325	$411,580
Securities available for sale	2,805	4,637	5,968	9,432
Securities held to maturity	1,443	62	2,407	126
Investments and other	9,055	6,234	17,018	12,020
Total interest income	220,091	217,608	434,718	433,158
Interest expense:
Deposits	8,877	8,851	16,914	18,532
Borrowings	5,113	6,713	10,429	13,491
Total interest expense	13,990	15,564	27,343	32,023
Net interest income	206,101	202,044	407,375	401,135
Provision for credit losses	9,909	32,591	24,401	70,974
Net interest income after provision for credit losses	196,192	169,453	382,974	330,161
Non-interest income:
Fees and service charges	38,035	41,572	74,654	80,895
Card revenue	13,249	13,270	25,499	25,687
ATM revenue	5,794	5,828	11,113	11,333
Subtotal	57,078	60,670	111,266	117,915
Leasing and equipment finance	23,069	22,609	45,049	38,813
Gains on sales of auto loans, net	7,270	8,135	15,740	15,281
Gains on sales of consumer real estate loans, net	8,151	4,069	19,857	12,195
Servicing fee income	4,892	3,128	9,199	5,884
Other	2,789	1,172	5,171	2,398
Fees and other revenue	103,249	99,783	206,282	192,486
Gains on securities, net	767	-	1,141	-
Total non-interest income	104,016	99,783	207,423	192,486
Non-interest expense:
Compensation and employee benefits	109,664	105,537	224,753	209,766
Occupancy and equipment	34,316	33,062	69,155	65,937
FDIC insurance	7,625	8,362	15,188	16,072
Operating lease depreciation	6,613	6,150	12,840	11,785
Advertising and marketing	5,862	5,532	11,340	11,264
Deposit account premiums	383	600	801	1,202
Other	42,618	41,946	83,953	79,885
Subtotal	207,081	201,189	418,030	395,911
Foreclosed real estate and repossessed assets, net	5,743	7,555	11,811	17,722
Other credit costs, net	371	(228)	490	(1,065)
Total non-interest expense	213,195	208,516	430,331	412,568
Income before income tax expense	87,013	60,720	160,066	110,079
Income tax expense	31,385	19,444	57,964	37,003
Income after income tax expense	55,628	41,276	102,102	73,076
Income attributable to non-controlling interest	2,503	2,372	4,220	4,198
Net income attributable to TCF Financial Corporation	53,125	38,904	97,882	68,878
Preferred stock dividends	4,847	4,847	9,694	9,371
Net income available to common stockholders	$48,278	$34,057	$88,188	$59,507
Net income per common share:
Basic	$.30	$.21	$.54	$.37
Diluted	$.29	$.21	$.54	$.37

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net income attributable to TCF Financial Corporation	$53,125	$38,904	$97,882	$68,878
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	8,648	(34,420)	20,514	(48,249)
Reclassification of net gains to net income	(452)	-	(629)	-
Net investment hedges:
Unrealized (losses) gains arising during the period	(1,382)	874	(172)	1,411
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	1,399	(973)	23	(1,595)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(11)	(12)	(23)	(24)
Income tax (expense) benefit	(2,561)	12,662	(7,415)	17,681
Total other comprehensive income (loss)	5,641	(21,869)	12,298	(30,776)
Comprehensive income	$58,766	$17,035	$110,180	$38,102

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
							Accumulated
	Number of				Additional		Other	Treasury		Non-
	Shares Issued		Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	(Loss) Income	and Other	Total	Interests	Equity
Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	-	-	-	-	-	68,878	-	-	68,878	4,198	73,076
Other comprehensive loss	-	-	-	-	-	-	(30,776)	-	(30,776)	-	(30,776)
Net distribution to non-controlling interest	-	-	-	-	-	-	-	-	-	(806)	(806)
Dividends on preferred stock	-	-	-	-	-	(9,371)	-	-	(9,371)	-	(9,371)
Dividends on common stock	-	-	-	-	-	(16,083)	-	-	(16,083)	-	(16,083)
Grants of restricted stock	-	458,277	-	5	(5)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	729,368	-	7	10,196	-	-	-	10,203	-	10,203
Cancellation of shares of restricted stock	-	(104,223)	-	-	(256)	25	-	-	(231)	-	(231)
Cancellation of common shares for tax withholding	-	(58,516)	-	(1)	(838)	-	-	-	(839)	-	(839)
Net amortization of stock compensation	-	-	-	-	4,860	-	-	-	4,860	-	4,860
Stock compensation tax expense	-	-	-	-	(495)	-	-	-	(495)	-	(495)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	(153)	-	-	153	-	-	-
Balance, June 30, 2013	4,006,900	164,453,669	$263,240	$1,645	$763,349	$920,894	$(18,333)	$(41,276)	$1,889,519	$16,662	$1,906,181

Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	-	-	-	-	-	97,882	-	-	97,882	4,220	102,102
Other comprehensive income	-	-	-	-	-	-	12,298	-	12,298	-	12,298
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	-	794	794
Dividends on preferred stock	-	-	-	-	-	(9,694)	-	-	(9,694)	-	(9,694)
Dividends on common stock	-	-	-	-	-	(16,309)	-	-	(16,309)	-	(16,309)
Grants of restricted stock	-	1,052,898	-	10	(10)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	-	816,570	-	8	13,100	-	-	-	13,108	-	13,108
Cancellation of shares of restricted stock	-	(52,020)	-	-	(219)	-	-	-	(219)	-	(219)
Cancellation of common shares for tax withholding	-	(58,283)	-	(1)	(964)	-	-	-	(965)	-	(965)
Net amortization of stock compensation	-	-	-	-	5,074	-	-	-	5,074	-	5,074
Stock compensation tax benefit	-	-	-	-	763	-	-	-	763	-	763
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	-	9,260	-	-	(9,260)	-	-	-
Balance, June 30, 2014	4,006,900	166,924,026	$263,240	$1,669	$806,645	$1,049,725	$(14,915)	$(51,458)	$2,054,906	$16,805	$2,071,711

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$97,882	$68,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,401	70,974
Depreciation and amortization	62,122	54,983
Proceeds from sales of loans and leases held for sale	207,456	112,671
Gains on sales of assets, net	(38,350)	(29,155)
Net income attributable to non-controlling interest	4,220	4,198
Originations of loans held for sale, net of repayments	(286,182)	(138,163)
Net increase in other assets and accrued expenses and other liabilities	31,816	69,911
Other, net	(15,764)	7,559
Net cash provided by operating activities	87,601	221,856
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(897,681)	(641,671)
Purchases of equipment for lease financing	(441,792)	(430,463)
Purchase of inventory finance portfolios	-	(9,658)
Proceeds from sales of loans	886,715	685,041
Proceeds from sales of lease receivables	10,289	25,791
Proceeds from sales of securities	2,519	-
Purchases of securities	(70,479)	(15,998)
Proceeds from maturities of and principal collected on securities	25,255	59,305
Purchases of Federal Home Loan Bank stock	(47,000)	(5,785)
Redemption of Federal Home Loan Bank stock	55,928	8,908
Proceeds from sales of real estate owned	33,524	59,902
Purchases of premises and equipment	(22,864)	(17,377)
Other, net	13,412	14,147
Net cash used in investing activities	(452,174)	(267,858)
Cash flows from financing activities:
Net increase in deposits	600,621	234,798
Net increase in short-term borrowings	3,345	411
Proceeds from long-term borrowings	1,104,999	171,600
Payments on long-term borrowings	(1,316,734)	(241,146)
Redemption of subordinated debt	(50,000)	(71,020)
Net investment by (distribution to) non-controlling interest	794	(806)
Dividends paid on preferred stock	(9,694)	(9,371)
Dividends paid on common stock	(16,309)	(16,083)
Stock compensation tax benefit (expense)	763	(495)
Common shares sold to TCF employee benefit plans	13,108	10,203
Net cash provided by financing activities	330,893	78,091
Net (decrease) increase in cash and due from banks	(33,680)	32,089
Cash and due from banks at beginning of period	915,076	1,100,347
Cash and due from banks at end of period	$881,396	$1,132,436

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$25,553	$32,118
Income taxes, net	$58,640	$(32,322)
Transfer of loans to other assets	$42,371	$56,215
Transfer of securities available for sale to securities held to maturity	$191,665	$-

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

TCF Financial Corporation, a Delaware corporation (“we,” “us,” “our,” “TCF,” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2013, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks. Any policies in effect at December 31, 2013, remain unchanged and will be followed similarly as in previous periods. The Company’s securities held to maturity policy described below became significant in the first quarter of 2014.

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

Note 2.  Cash and Due from Banks

At June 30, 2014 and December 31, 2013, TCF Bank was required by Federal Reserve regulations to maintain reserves of $93.8 million and $95.5 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings and foreign exchange contracts. TCF maintained restricted cash totaling $67.1 million and $46.1 million at June 30, 2014 and December 31, 2013, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At June 30, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$419,833	$1,061	$7,903	$412,991	$592,283	$1,131	$45,377	$548,037
Other	81	-	-	81	93	-	-	93
Other securities	265	-	21	244	1,642	1,292	-	2,934
Total securities available for sale	$420,179	$1,061	$7,924	$413,316	$594,018	$2,423	$45,377	$551,064
Weighted-average yield	2.72%				2.65%

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$215,677	$2,926	$68	$218,535	$14,610	$-	$-	$14,610
Other securities	5,124	-	-	5,124	5,302	-	-	5,302
Total securities held to maturity	$220,801	$2,926	$68	$223,659	$19,912	$-	$-	$19,912
Weighted-average yield	2.66%				3.43%

Gross realized gains of $767 thousand and $1.1 million were recognized on sales of securities available for sale during the second quarter and first six months of 2014, respectively. There were no gains on sales of securities available for sale during the first six months of 2013. At June 30, 2014 and December 31, 2013, mortgage-backed securities with a carrying value of $12.4 million and $14.7 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the first six months of 2014 and 2013.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

During the first six months of 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF’s intent and ability to hold these securities to maturity. At June 30, 2014 and December 31, 2013, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income totaled $16.5 million and $331 thousand, respectively. These amounts are amortized over the remaining life of the transferred security. Other held to maturity securities primarily consist of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. There were no impairment charges recognized on held to maturity securities during the first six months of 2014 and 2013.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity that are in a loss position at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time the securities were in a continuous loss position. There were no unrealized gains or losses for securities held to maturity at December 31, 2013.

	At June 30, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$-	$335,995	$7,903	$335,995	$7,903
Other securities	244	21	-	-	244	21
Total securities available for sale	$244	$21	$335,995	$7,903	$336,239	$7,924

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,821	$68	$-	$-	$1,821	$68
Total securities held to maturity	$1,821	$68	$-	$-	$1,821	$68

	At December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377
Total securities available for sale	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity, at June 30, 2014 and December 31, 2013, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At June 30, 2014			At December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in 1-5 years	$116	$117	4.96%	$138	$140	5.24%
Due in 5-10 years	46,622	47,320	2.00	24,328	24,543	2.17
Due after 10 years	373,176	365,635	2.81	567,910	523,447	2.67
No stated maturity	265	244	-	1,642	2,934	-
Total securities available for sale	$420,179	$413,316	2.72%	$594,018	$551,064	2.65%

Securities held to maturity:
Due in 1-5 years	$3,000	$3,000	2.90%	$3,000	$3,000	2.90%
Due after 10 years	217,801	220,659	2.66	16,912	16,912	3.52
Total securities held to maturity	$220,801	$223,659	2.66%	$19,912	$19,912	3.43%

Note 4.  Loans and Leases

Loans and leases consisted of the following.

	At June 30,	At December 31,	Percent
(Dollars in thousands)	2014	2013	Change
Consumer real estate:
First mortgage lien	$3,542,324	$3,766,421	(5.9	) %
Junior lien	2,480,763	2,572,905	(3.6)
Total consumer real estate	6,023,087	6,339,326	(5.0)
Commercial:
Commercial real estate:
Permanent	2,476,808	2,604,673	(4.9)
Construction and development	155,168	139,024	11.6
Total commercial real estate	2,631,976	2,743,697	(4.1)
Commercial business	461,185	404,655	14.0
Total commercial	3,093,161	3,148,352	(1.8)
Leasing and equipment finance	3,526,264	3,428,755	2.8
Inventory finance	1,880,667	1,664,377	13.0
Auto finance	1,502,860	1,239,386	21.3
Other	24,486	26,743	(8.4)
Total loans and leases (1)	$16,050,525	$15,846,939	1.3%

(1)

Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income, and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $37.5 million and $30.3 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the consumer real estate junior lien portfolio was comprised of $2 billion and $2.1 billion, respectively, of home equity lines of credit (“HELOCs”) and $471.9 million and $505.5 million, respectively, of amortizing junior lien mortgage loans. At June 30, 2014 and December 31, 2013, $896 million and $969.2 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw programs with no defined amortization period and draw periods of 5 to 40 years and, at June 30, 2014, 18.7% will mature prior to 2021. At both June 30, 2014 and December 31, 2013, $1.1 billion had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period and will not convert to amortizing loans until 2021 or later.

During the six months ended June 30, 2014 and 2013, TCF sold $481.9 million and $376.7 million, respectively, of consumer auto loans with servicing retained, received cash of $492.1 million and $366.8 million, respectively, and recognized gains of $16.2 million and $15.3 million, respectively. Related to these sales, TCF retained interest-only strips of $8.2 million and $28.5 million for the six months ended June 30, 2014 and 2013, respectively. Interest-only strips related to sales of auto loans totaled $55.6 million and $64.9 million at June 30, 2014 and December 31, 2013, respectively. TCF recorded impairment charges on these interest-only strips of $1.2 million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively, as a result of higher prepayments than originally assumed. Contractual recourse liabilities related to sales of auto loans totaled $819 thousand and $1.1 million at June 30, 2014 and December 31, 2013, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $3.1 billion and $2.4 billion at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 and 2013, TCF sold $571.6 million and $418.4 million, respectively, of consumer real estate loans, received cash of $585.4 million and $421.8 million, respectively, and recognized gains of $19.7 million and $12.2 million, respectively. Related to these sales, TCF retained interest-only strips of $9.1 million and $11.6 million for the six months ended June 30, 2014 and 2013, respectively. Interest-only strips related to sales of consumer real estate loans totaled $24.5 million and $19.6 million at June 30, 2014 and December 31, 2013, respectively. TCF had no impairment charges on these interest-only strips for the six months ended June 30, 2014 and recorded impairment charges of $466 thousand on these interest-only strips during the six months ended June 30, 2013. Contractual recourse liabilities related to sales of consumer real estate loans totaled $563 thousand at both June 30, 2014 and December 31, 2013. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $7.1 billion and $7 billion at June 30, 2014 and December 31, 2013, respectively.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payments to third-party financial institutions at fixed rates. During the six months ended June 30, 2014 and 2013, TCF sold $24.6 million and $34 million, respectively, of loans and minimum lease payment receivables, received cash of $25 million and $34.8 million, respectively, and recognized net losses of $22 thousand and net gains of $46 thousand, respectively. Related to these sales, TCF established servicing liabilities of $403 thousand and $768 thousand for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, TCF had total servicing liabilities related to leasing and equipment finance of $1.6 million and $1.7 million, respectively. At June 30, 2014 and 2013, TCF had lease residuals related to sales of outstanding minimum lease payments receivable of $15.3 million and $16.4 million, respectively. TCF’s leasing and equipment finance loan managed portfolio, which includes portfolio loans, loans held for sale, operating leases, and loans sold and serviced for others, totaled $3.8 billion and $3.7 billion at June 30, 2014 and December 31, 2013, respectively.

TCF’s agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the six months ended June 30, 2014 and 2013, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealership that originated the loan requiring the dealer to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2014:
Balance, at beginning of quarter	$169,367	$36,062	$18,623	$10,309	$12,062	$623	$247,046
Charge-offs	(13,012)	(3,721)	(1,875)	(183)	(2,191)	(1,993)	(22,975)
Recoveries	1,555	244	902	76	358	1,485	4,620
Net charge-offs	(11,457)	(3,477)	(973)	(107)	(1,833)	(508)	(18,355)
Provision for credit losses	4,106	(1,168)	1,534	(752)	5,521	668	9,909
Other	(667)	(56)	-	89	(1,885)	-	(2,519)
Balance, at end of quarter	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081

At or For the Three Months Ended June 30, 2013:
Balance, at beginning of quarter	$182,687	$48,556	$17,541	$8,788	$5,390	$634	$263,596
Charge-offs	(25,828)	(3,359)	(1,225)	(112)	(933)	(2,151)	(33,608)
Recoveries	2,102	910	981	126	168	1,627	5,914
Net (charge-offs) recoveries	(23,726)	(2,449)	(244)	14	(765)	(524)	(27,694)
Provision for credit losses	24,393	3,965	678	(535)	3,405	685	32,591
Other	(2,302)	-	-	(70)	(521)	(1)	(2,894)
Balance, at end of quarter	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2014:
Balance, at beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(27,567)	(5,366)	(3,410)	(350)	(4,724)	(3,895)	(45,312)
Recoveries	3,407	379	1,688	377	615	3,075	9,541
Net (charge-offs) recoveries	(24,160)	(4,987)	(1,722)	27	(4,109)	(820)	(35,771)
Provision for credit losses	11,185	(1,048)	2,173	925	10,348	818	24,401
Other	(1,706)	(71)	-	(5)	(2,997)	-	(4,779)
Balance, at end of period	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081

At or For the Six Months Ended June 30, 2013:
Balance, at beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(58,708)	(11,610)	(3,288)	(529)	(1,873)	(4,296)	(80,304)
Recoveries	4,535	1,312	1,834	188	272	3,465	11,606
Net charge-offs	(54,173)	(10,298)	(1,454)	(341)	(1,601)	(831)	(68,698)
Provision for credit losses	56,350	8,795	(1,608)	1,090	5,519	828	70,974
Other	(3,138)	-	-	(121)	(545)	(1)	(3,805)
Balance, at end of period	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$39,858	$26,609	$17,473	$9,251	$13,560	$779	$107,530
Individually evaluated for impairment	121,491	4,752	1,711	288	305	4	128,551
Total	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081
Loans and leases outstanding:
Collectively evaluated for impairment	$5,370,454	$2,941,734	$3,508,424	$1,878,254	$1,501,148	$24,400	$15,224,414
Individually evaluated for impairment	652,633	151,427	17,390	2,413	1,468	86	825,417
Loans acquired with deteriorated credit quality	-	-	450	-	244	-	694
Total	$6,023,087	$3,093,161	$3,526,264	$1,880,667	$1,502,860	$24,486	$16,050,525

	At December 31, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$54,449	$28,994	$17,093	$8,308	$10,528	$781	$120,153
Individually evaluated for impairment	121,581	8,473	1,640	284	95	4	132,077
Total	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Loans and leases outstanding:
Collectively evaluated for impairment	$5,673,518	$2,971,308	$3,412,769	$1,657,636	$1,238,556	$26,649	$14,980,436
Individually evaluated for impairment	665,808	177,044	15,139	6,741	470	94	865,296
Loans acquired with deteriorated credit quality	-	-	847	-	360	-	1,207
Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At June 30, 2014

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,349,390	$19,128	$1,550	$3,370,068	$172,256	$3,542,324
Junior lien	2,440,202	2,415	-	2,442,617	38,146	2,480,763
Total consumer real estate	5,789,592	21,543	1,550	5,812,685	210,402	6,023,087
Commercial:
Commercial real estate	2,603,902	-	-	2,603,902	28,074	2,631,976
Commercial business	459,208	-	-	459,208	1,977	461,185
Total commercial	3,063,110	-	-	3,063,110	30,051	3,093,161
Leasing and equipment finance	3,503,289	2,512	315	3,506,116	16,093	3,522,209
Inventory finance	1,878,475	38	166	1,878,679	1,988	1,880,667
Auto finance	1,498,996	1,396	756	1,501,148	1,468	1,502,616
Other	24,191	-	3	24,194	292	24,486
Subtotal	15,757,653	25,489	2,790	15,785,932	260,294	16,046,226
Portfolios acquired with deteriorated credit quality	4,233	66	-	4,299	-	4,299
Total	$15,761,886	$25,555	$2,790	$15,790,231	$260,294	$16,050,525

	At December 31, 2013

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,564,716	$19,815	$1,079	$3,585,610	$180,811	$3,766,421
Junior lien	2,531,151	3,532	-	2,534,683	38,222	2,572,905
Total consumer real estate	6,095,867	23,347	1,079	6,120,293	219,033	6,339,326
Commercial:
Commercial real estate	2,706,633	886	-	2,707,519	36,178	2,743,697
Commercial business	399,750	190	354	400,294	4,361	404,655
Total commercial	3,106,383	1,076	354	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,404,346	2,226	613	3,407,185	14,041	3,421,226
Inventory finance	1,661,798	29	21	1,661,848	2,529	1,664,377
Auto finance	1,236,678	1,105	773	1,238,556	470	1,239,026
Other	26,323	9	1	26,333	410	26,743
Subtotal	15,531,395	27,792	2,841	15,562,028	277,022	15,839,050
Portfolios acquired with deteriorated credit quality	7,870	14	5	7,889	-	7,889
Total	$15,539,265	$27,806	$2,846	$15,569,917	$277,022	$15,846,939

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Contractual interest due on non-accrual loans and leases	$6,359	$7,107	$13,549	$16,807
Interest income recognized on loans and leases in non-accrual status	2,395	2,083	3,904	6,308
Foregone interest income	$3,964	$5,024	$9,645	$10,499

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged.

(In thousands)	At June 30, 2014	At December 31, 2013
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$64,678	$65,321
60+ days delinquent and accruing	148	682
Non-accrual	12,711	13,475
Total consumer real estate loans to customers in bankruptcy	$77,537	$79,478

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”). TDR loans consist primarily of consumer real estate and commercial loans.

Total TDR loans at June 30, 2014 and December 31, 2013 were $753.4 million and $796.5 million, respectively, of which $611.4 million and $632.8 million were accruing at June 30, 2014 and December 31, 2013, respectively. TCF held consumer real estate TDR loans of $629.5 million and $641.1 million at June 30, 2014 and December 31, 2013, respectively, of which $505.6 million and $506.6 million were accruing at June 30, 2014 and December 31, 2013, respectively. TCF also held $119.2 million and $147.1 million of commercial TDR loans at June 30, 2014 and December 31, 2013, respectively, of which $104.2 million and $120.9 million were accruing at June 30, 2014 and December 31, 2013, respectively. TDR loans for the remaining classes of finance receivables were not material at both June 30, 2014 and December 31, 2013.

The amount of additional funds committed to consumer real estate and commercial loans classified as TDRs was $5.3 million and $6.1 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the six months ended June 30, 2014 and 2013, $11.1 million and $17.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended June 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.3 million and $286 thousand, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. For the three months ended June 30, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.4 million and $302 thousand, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $8.6 million and $587 thousand, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. For the six months ended June 30, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $8.5 million and $563 thousand, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the six months ended June 30, 2014 and 2013.

The table below summarizes TDR loans that defaulted during the three and six months ended June 30, 2014 and 2013, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)	Loan Balance(1)	Loan Balance(1)	Loan Balance(1)	Loan Balance(1)
Consumer real estate:
First mortgage lien	$561	$2,858	$2,056	$4,524
Junior lien	662	391	1,642	794
Total consumer real estate	1,223	3,249	3,698	5,318
Commercial real estate	1,023	1,817	3,814	1,817
Inventory finance	7	-	7	-
Auto finance	66	-	125	5
Defaulted modified loans modified during the applicable period (2)	$2,319	$5,066	$7,644	$7,140
Total loans modified in the applicable period (2)	$136,171	$281,041	$248,273	$338,292
Defaulted modified loans as a percent of total loans modified in the applicable period (2)	1.7%	1.8%	3.1%	2.1%
(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.
(2)	The applicable period is the respective reporting period or within one year of the beginning of the respective reporting period.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $105.5 million, or 20.9% of the outstanding balance, at June 30, 2014, and $103.3 million, or 20.4% of the outstanding balance, at December 31, 2013. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 6% to 25% in 2014 and 2013 depending on modification type and actual experience. At June 30, 2014, 1.9% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013. The annualized charge-off rate as a percentage of average TDR loans for this portfolio was 1.4% and 3.8% for the three months ended June 30, 2014 and 2013, respectively.

Consumer real estate loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified loan terms is expected based on a current credit evaluation and historical payment performance. In addition, consumer real estate junior lien loans are placed on non-accrual status and charged-off to the estimated fair value, less selling expense, when the junior lien loan is 30 days or more past due and TCF has evidence that the related third-party first mortgage lien loan is 90 days or more past due or foreclosure action has been initiated. Loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments, except for loans discharged in Chapter 7 bankruptcy that are not reaffirmed which remain on non-accrual status until TCF expects full repayment of the remaining pre-discharged contractual principal and interest and consumer real estate junior lien loans as described above. Of the non-accrual TDR balance at June 30, 2014, $75.8 million, or 61.2%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 75.2% were current. Of the non-accrual TDR balance at June 30, 2013, $84.5 million, or 72.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 69% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense, if repayment or satisfaction of the loans is expected to be dependent on the sale of the collateral; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the impairment does not include selling costs. Reserves for losses on accruing commercial TDR loans were $3.4 million, or 3.3% of the outstanding balance, at June 30, 2014, and $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013. Commercial loans are placed on non-accrual status at 90 days contractually past due unless all contractual principal and interest is well secured and is in the process of collection. Non-accrual commercial loans are generally considered collateral dependent. No accruing commercial TDR loans were 60 days or more delinquent at both June 30, 2014 and 2013. The annualized charge-off rate as a percentage of average TDR loans for this portfolio was 9.6% and 2.7% for the three months ended June 30, 2014 and 2013, respectively.

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

The following tables summarize impaired loans.

	At June 30, 2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$550,337	$515,200	$107,941
Junior lien	85,622	72,830	12,805
Total consumer real estate	635,959	588,030	120,746
Commercial:
Commercial real estate	62,208	58,573	4,223
Commercial business	7,166	1,643	529
Total commercial	69,374	60,216	4,752
Leasing and equipment finance	8,260	8,260	549
Inventory finance	1,275	1,277	288
Auto finance	881	835	305
Other	95	86	3
Total impaired loans with an allowance recorded	715,844	658,704	126,643
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	51,954	38,580	-
Junior lien	26,955	2,894	-
Total consumer real estate	78,909	41,474	-
Commercial:
Commercial real estate	85,533	67,182	-
Commercial business	6,845	6,832	-
Total commercial	92,378	74,014	-
Inventory finance	1,133	1,135	-
Auto finance	1,184	633	-
Total impaired loans without an allowance recorded	173,604	117,256	-
Total impaired loans	$889,448	$775,960	$126,643

	At December 31, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$553,736	$521,248	$107,841
Junior lien	85,309	72,548	12,989
Total consumer real estate	639,045	593,796	120,830
Commercial:
Commercial real estate	84,851	71,785	7,594
Commercial business	9,917	4,380	880
Total commercial	94,768	76,165	8,474
Leasing and equipment finance	8,238	8,238	717
Inventory finance	6,741	6,741	284
Auto finance	373	308	95
Other	97	94	4
Total impaired loans with an allowance recorded	749,262	685,342	130,404
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	59,233	43,025	-
Junior lien	26,710	4,306	-
Total consumer real estate	85,943	47,331	-
Commercial:
Commercial real estate	102,523	79,833	-
Commercial business	5,410	5,412	-
Total commercial	107,933	85,245	-
Auto finance	317	162	-
Total impaired loans without an allowance recorded	194,193	132,738	-
Total impaired loans	$943,455	$818,080	$130,404

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2014 and 2013, are included within the tables below.

	Three Months Ended
	June 30, 2014		June 30, 2013
	Average Loan	Interest Income	Average Loan	Interest Income
(In thousands)	Balance	Recognized	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$518,048	$3,879	$467,931	$3,837
Junior lien	72,968	885	53,459	806
Total consumer real estate	591,016	4,764	521,390	4,643
Commercial:
Commercial real estate	61,985	617	121,257	797
Commercial business	2,245	-	7,812	17
Total commercial	64,230	617	129,069	814
Leasing and equipment finance	7,955	46	6,698	18
Inventory finance	904	42	1,706	32
Auto finance	670	-	33	-
Other	85	2	42	2
Total impaired loans with an allowance recorded	664,860	5,471	658,938	5,509
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	38,552	420	115,418	198
Junior lien	3,497	272	21,159	414
Total consumer real estate	42,049	692	136,577	612
Commercial:
Commercial real estate	69,766	646	95,847	817
Commercial business	6,620	42	10,528	74
Total commercial	76,386	688	106,375	891
Inventory finance	772	35	-	-
Auto finance	492	-	112	-
Total impaired loans without an allowance recorded	119,699	1,415	243,064	1,503
Total impaired loans	$784,559	$6,886	$902,002	$7,012

	Six Months Ended
	June 30, 2014		June 30, 2013
	Average Loan	Interest Income	Average Loan	Interest Income
(In thousands)	Balance	Recognized	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$518,031	$7,632	$457,307	$7,436
Junior lien	72,689	1,793	50,182	1,314
Total consumer real estate	590,720	9,425	507,489	8,750
Commercial:
Commercial real estate	65,179	1,237	120,950	1,547
Commercial business	3,012	-	11,932	65
Total commercial	68,191	1,237	132,882	1,612
Leasing and equipment finance	8,249	52	6,917	42
Inventory finance	4,009	71	1,709	61
Auto finance	571	-	33	-
Other	90	3	36	3
Total impaired loans with an allowance recorded	671,830	10,788	649,066	10,468
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	40,996	735	117,360	1,372
Junior lien	3,600	539	21,752	1,037
Total consumer real estate	44,596	1,274	139,112	2,409
Commercial:
Commercial real estate	73,508	1,438	111,207	1,799
Commercial business	6,122	77	7,554	121
Total commercial	79,630	1,515	118,761	1,920
Inventory finance	566	45	-	-
Auto finance	398	-	110	-
Total impaired loans without an allowance recorded	125,190	2,834	257,983	4,329
Total impaired loans	$797,020	$13,622	$907,049	$14,797

Note 6.  Deposits

Deposits are summarized as follows.

	At June 30, 2014			At December 31, 2013
	Weighted-Average		% of	Weighted- Average		% of
(Dollars in thousands)	Rate	Amount	Total	Rate	Amount	Total
Checking:
Non-interest bearing	-%	$2,797,921	18.6%	-%	$2,642,600	18.3%
Interest bearing	.04	2,322,750	15.5	.06	2,337,851	16.2
Total checking	.02	5,120,671	34.1	.03	4,980,451	34.5
Savings	.17	5,685,776	37.8	.20	6,194,003	42.9
Money market	.37	1,284,213	8.5	.29	831,910	5.8
Total checking, savings and money market	.12	12,090,660	80.4	.14	12,006,364	83.2
Certificates of deposit	.75	2,955,492	19.6	.86	2,426,412	16.8
Total deposits	.23%	$15,046,152	100.0%	.26%	$14,432,776	100.0%

Certificates of deposit had the following remaining maturities at June 30, 2014.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$366,780	$283,392	$650,172
4-6 months	291,577	176,385	467,962
7-12 months	537,138	387,560	924,698
13-24 months	446,532	329,316	775,848
Over 24 months	55,232	81,580	136,812
Total	$1,697,259	$1,258,233	$2,955,492

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Amount	Rate		Amount	Rate
Short-term borrowings at:
Securities sold under repurchase agreements	$2,639.10%			$4,918.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	5,624	2.05		-	-
Total	$8,263	1.43%		$4,918.10%
Average daily balances for the period ended:
Federal Home Loan Bank advances	$150,000.26%			$14.34%
Federal funds purchased	503.38			660.34
Securities sold under repurchase agreements	5,917.16			5,713.18
Line of Credit - TCF Commercial Finance Canada, Inc.	2,981	1.78		1,298	2.57
Total	$159,401.28%			$7,685.60%
Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$250,000	N.A	.	$-	N.A	.
Securities sold under repurchase agreements	4,040	N.A	.	7,071	N.A	.
Line of Credit - TCF Commercial Finance Canada, Inc.	11,751	N.A	.	9,587	N.A	.

N.A. Not Applicable.

At June 30, 2014, the securities sold under short-term repurchase agreements were related to TCF Bank’s Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $11.3 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At June 30, 2014		At December 31, 2013
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	2014	$250,000.36%		$398,000.37%
	2015	125,000.37		200,000.33
	2016	572,000.70		497,000.76
	2017	-	-	75,000.21
Subtotal		947,000.57		1,170,000.52
Subordinated bank notes	2015	-	-	50,000	1.83
	2016	74,898	5.59	74,868	5.59
	2022	109,154	6.37	109,113	6.37
Subtotal		184,052	6.05	233,981	5.15
Discounted lease rentals	2014	15,863	3.87	26,275	4.06
	2015	26,987	3.82	18,866	3.96
	2016	21,257	3.80	13,319	3.92
	2017	13,729	3.69	8,281	3.69
	2018	4,287	3.62	1,689	3.45
	2019	363	3.52	76	3.31
Subtotal		82,486	3.79	68,506	3.94
Other long-term	2014	-	-	2,718	1.36
	2015	2,615	1.36	2,669	1.36
	2016	2,642	1.36	2,705	1.36
	2017	2,742	1.36	2,746	1.36
Subtotal		7,999	1.36	10,838	1.36
Total long-term borrowings		$1,221,537	1.62%	$1,483,325	1.41%

At June 30, 2014, TCF Bank had pledged loans secured by residential real estate and commercial real estate with an aggregate carrying value of $4.6 billion as collateral for Federal Home Loan Bank (“FHLB”) advances. At June 30, 2014, $275 million of FHLB advances outstanding were prepayable monthly at TCF’s option.

On March 17, 2014, TCF Bank redeemed at par $50 million of subordinated notes due 2015.

The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.2 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At June 30, 2014, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was $26.4 million at June 30, 2014, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014:
Tier 1 leverage capital:(2)
TCF	$1,859,271	9.91%	$750,696	4.00%	N.A.	N.A.
TCF Bank	1,780,384	9.49	750,492	4.00	$938,115	5.00%
Tier 1 risk-based capital:
TCF	1,859,271	11.56	643,401	4.00	965,101	6.00
TCF Bank	1,780,384	11.07	643,435	4.00	965,153	6.00
Total risk-based capital:
TCF	2,185,783	13.59	1,286,801	8.00	1,608,502	10.00
TCF Bank	2,106,907	13.10	1,286,871	8.00	1,608,589	10.00
At December 31, 2013:
Tier 1 leverage capital:(2)
TCF	$1,763,682	9.71%	$726,242	4.00%	N.A.	N.A.
TCF Bank	1,675,082	9.23	725,895	4.00	$907,368	5.00%
Tier 1 risk-based capital:
TCF	1,763,682	11.41	618,228	4.00	927,342	6.00
TCF Bank	1,675,082	10.84	618,033	4.00	927,049	6.00
Total risk-based capital:
TCF	2,107,981	13.64	1,236,456	8.00	1,545,571	10.00
TCF Bank	2,018,959	13.07	1,236,066	8.00	1,545,082	10.00

N.A. Not Applicable.

(1)

The minimum and well-capitalized requirements are determined by the Federal Reserve Board for TCF and by the OCC for TCF Bank pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(2)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent, depending on factors specified in regulations issued by federal banking agencies.

Note 10.  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the six months ended June 30, 2014.

	Restricted Stock					Stock Options
										Weighted-
					Weighted-					Average
					Average					Remaining	Weighted-
					Grant Date					Contractual	Average
	Shares	Price Range			Fair Value	Shares	Price Range			Life in Years	Exercise Price
Outstanding at December 31, 2013	3,355,295	$6.16	-	$15.17	$11.09	1,626,000	$12.85	-	$15.75	4.36	$13.97
Granted	1,023,550	14.65	-	16.02	15.70	-	-	-	-	-	-
Forfeited/cancelled	(52,020)	6.80	-	15.59	13.21	-	-	-	-	-	-
Vested	(927,879)	8.35	-	14.89	12.12	-	-	-	-	-	-
Outstanding at June 30, 2014	3,398,946	6.16	-	16.02	12.17	1,626,000	12.85	-	15.75	3.38	13.97
Exercisable at June 30, 2014	N.A.				N.A.	1,626,000	12.85	-	15.75		13.97

N.A. Not applicable

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2013.

Unrecognized stock compensation expense for restricted stock awards and options was $25.6 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.2 years at June 30, 2014.

At June 30, 2014, there were 1,630,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Note 11.  Employee Benefit Plans

The following table sets forth the net periodic benefit cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and TCF health care benefits for eligible retired employees (the “Postretirement Plan”) for the three and six months ended June 30, 2014 and 2013.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Interest cost	$397	$323	$794	$646
Return on plan assets	(183)	(194)	(366)	(388)
Net periodic benefit plan cost	$214	$129	$428	$258

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Interest cost	$50	$44	$99	$88
Amortization of prior service cost	(11)	(12)	(23)	(24)
Net periodic benefit plan cost	$39	$32	$76	$64

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2014 or 2013. During the three and six months ended June 30, 2014, TCF paid $96 thousand and $189 thousand, respectively for benefits of the Postretirement Plan, compared with $89 thousand and $206 thousand, respectively, for the same periods in 2013.

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

The following tables summarize TCF’s outstanding derivative instruments as of June 30, 2014 and December 31, 2013. See Note 13, Fair Value Measurement for additional information.

	At June 30, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Swap agreements	$72,984	$1,354	$-	$1,354
Total derivative assets		$1,354	$-	$1,354
Derivative Liabilities:
Forward foreign exchange contracts designated as hedges	$39,273	$905	$(905)	$-
Forward foreign exchange contracts not designated as hedges	413,443	5,736	(3,885)	1,851
Swap agreements	87,342	2,142	(2,142)	-
Total derivative liabilities		$8,783	$(6,932)	$1,851

	At December 31, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Forward foreign exchange contracts not designated as hedges	$98,847	$151	$(151)	$-
Swap agreements	13,500	131	-	131
Total derivative assets		$282	$(151)	$131
Derivative Liabilities:
Forward foreign exchange contracts designated as hedges	$32,761	$87	$-	$87
Forward foreign exchange contracts not designated as hedges	363,475	834	-	834
Swap agreements	41,358	1,031	(1,031)	-
Total derivative liabilities		$1,952	$(1,031)	$921

(1) All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Consolidated Statements of Income:
Non-interest expense:
Not designated as hedges	$(15,878)	$12,147	$(701)	$20,661
Net realized (loss) gain	$(15,878)	$12,147	$(701)	$20,661
Consolidated Statements of Comprehensive Income:
Other comprehensive income (loss):
Net investment hedges	$(1,382)	$874	$(172)	$1,411
Net unrealized (loss) gain	$(1,382)	$874	$(172)	$1,411

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

At June 30, 2014, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $112.5 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $2.2 million in additional collateral. There were $2.1 million of forward foreign exchange contracts containing credit risk-related features in a net liability position at June 30, 2014.

At June 30, 2014, TCF posted $3.9 million of cash collateral related to its swap agreements and posted $4.8 million of cash collateral related to its forward foreign exchange contracts.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at June 30, 2014
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$412,991	$-	$412,991
Other	-	-	81	81
Other securities	244	-	-	244
Swap agreements	-	1,354	-	1,354
Assets held in trust for deferred compensation plans	17,931	-	-	17,931
Total assets	$18,175	$414,345	$81	$432,601
Forward foreign exchange contracts	$-	$6,641	$-	$6,641
Swap agreements	-	1,405	737	2,142
Liabilities held in trust for deferred compensation plans	17,931	-	-	17,931
Total liabilities	$17,931	$8,046	$737	$26,714
Non-recurring Fair Value Measurements:
Loans	$-	$-	$52,509	$52,509
Real estate owned:
Consumer	-	-	38,882	38,882
Commercial	-	4,839	8,018	12,857
Repossessed and returned assets	-	1,643	899	2,542
Interest-only strips	-	-	12,612	12,612
Securities held to maturity	-	-	1,724	1,724
Total non-recurring fair value measurements	$-	$6,482	$114,644	$121,126

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$548,037	$-	$548,037
Other	-	-	93	93
Other securities	2,934	-	-	2,934
Forward foreign exchange contracts	-	151	-	151
Swap agreements	-	131	-	131
Assets held in trust for deferred compensation plans	16,724	-	-	16,724
Total assets	$19,658	$548,319	$93	$568,070
Forward foreign exchange contracts	$-	$921	$-	$921
Swap agreements	-	132	899	1,031
Liabilities held in trust for deferred compensation plans	16,724	-	-	16,724
Total liabilities	$16,724	$1,053	$899	$18,676
Non-recurring Fair Value Measurements:
Loans	$-	$-	$64,079	$64,079
Real estate owned:
Consumer	-	-	40,355	40,355
Commercial	-	-	14,088	14,088
Repossessed and returned assets	-	1,537	730	2,267
Interest-only strips	-	-	33,098	33,098
Securities held to maturity	-	-	1,902	1,902
Total non-recurring fair value measurements	$-	$1,537	$154,252	$155,789

(1)  Based on readily available market prices.

(2)  Based on observable market prices.

(3)  Based on valuation models that use significant assumptions that are not observable in an active market.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets and/or economic conditions, as well as to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the periods ended June 30, 2014 and 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended June 30,
	2014		2013
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of quarter	$87	$(819)	$118	$(1,147)
Principal paydowns / settlements	(6)	82	(14)	83
Asset (liability) balance, end of quarter	$81	$(737)	$104	$(1,064)

	Six Months Ended June 30,
	2014		2013
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of year	$93	$(899)	$127	$(1,227)
Principal paydowns / settlements	(12)	162	(23)	163
Asset (liability) balance, end of period	$81	$(737)	$104	$(1,064)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government-sponsored enterprises and federal agency securities. The fair value of U.S. Government-sponsored enterprises securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. Other mortgage-backed securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined using internal pricing methods. Other securities are categorized as Level 1 assets and the fair value is determined using quoted prices from the New York Stock Exchange.

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

Swap Agreements TCF executes interest rate swaps with commercial banking customers to facilitate the customer’s risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. The clearing of the swaps is done to eliminate counterparty risk. These transactions are considered Level 2 investments, and the fair value is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also entered into a swap agreement related to the sale of TCF’s Visa Class B stock, categorized as a Level 3 liability. The value of the Visa swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent except for consumer real estate and auto finance non-accrual TDR loans which are considered collateral dependent when the loan is greater than 150 days and 120 days past due, respectively. These loans are valued based on the fair value of collateral, less estimated selling costs; however, for commercial loans, if payment or satisfaction of the loan is dependent on the operation, rather than the sale, of the collateral, the adjustment does not include selling costs.

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned is based on independent appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $2.9 million and $6.2 million for the three and six months ended June 30, 2014, respectively and these amounts were included in foreclosed real estate and repossessed assets, net expense.

Interest-Only Strips The fair value of interest-only strips represents the present value of future cash flows retained by TCF on certain assets. TCF uses available market data along with its own empirical data and discounted cash flow models to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that TCF believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strip may fluctuate significantly from period to period.

Securities Held to Maturity The fair value of securities held to maturity is estimated based on discounted cash flows using current market rates and consideration of credit exposure. There is not an observable secondary market for these securities.

Note 14.  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2014 and December 31, 2013, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Level in Fair Value	At June 30, 2014		At December 31, 2013
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	1	$881,396	$881,396	$915,076	$915,076
Investments	2	85,449	85,449	94,326	94,326
Securities held to maturity	2	215,677	218,535	14,610	14,610
Securities held to maturity	3	5,124	5,124	5,302	5,302
Securities available for sale	1	244	244	2,934	2,934
Securities available for sale	2	412,991	412,991	548,037	548,037
Securities available for sale	3	81	81	93	93
Forward foreign exchange contracts (1)	2	-	-	-	151
Swap agreements (1)	2	1,354	1,354	131	131
Loans and leases held for sale	3	314,277	326,862	79,768	84,341
Interest-only strips (2)	3	80,142	82,326	84,561	85,265
Loans:
Consumer real estate	3	6,023,087	6,060,268	6,339,326	6,279,328
Commercial real estate	3	2,631,976	2,587,830	2,743,697	2,673,825
Commercial business	3	461,185	448,318	404,655	392,947
Equipment finance	3	1,635,584	1,624,364	1,546,134	1,534,905
Inventory finance	3	1,880,667	1,868,651	1,664,377	1,653,345
Auto finance	3	1,502,860	1,515,688	1,239,386	1,256,357
Other	3	24,486	23,070	26,743	25,216
Allowance for loan losses (3)	N.A.	(236,081)	-	(252,230)	-
Total financial instrument assets		$15,920,499	$16,142,551	$15,456,926	$15,566,189
Financial instrument liabilities:
Checking, savings and money market deposits	1	$12,090,660	$12,090,660	$12,006,364	$12,006,364
Certificates of deposit	2	2,955,492	2,967,247	2,426,412	2,434,946
Short-term borrowings	1	8,263	8,263	4,918	4,918
Long-term borrowings	2	1,221,537	1,244,729	1,483,325	1,506,855
Forward foreign exchange contracts (1)	2	1,851	6,641	921	921
Swap agreements (1)	2	-	1,405	-	132
Swap agreement (1)	3	-	737	-	899
Total financial instrument liabilities		$16,277,803	$16,319,682	$15,921,940	$15,955,035
Financial instruments with off-balance sheet risk:(4)
Commitments to extend credit	2	$26,873	$26,873	$29,057	$29,057
Standby letters of credit	2	(71)	(71)	(52)	(52)
Total financial instruments with off-balance sheet risk		$26,802	$26,802	$29,005	$29,005

N.A. Not Applicable.
(1)	Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.
(2)	Carrying amounts are included in other assets.
(3)	Expected credit losses are included in the estimated fair values.
(4)	Positive amounts represent assets, negative amounts represent liabilities.

The carrying amounts of cash and due from banks approximate their fair values due to the short period of time until their expected realization. Securities available for sale, forward foreign exchange contracts and swap agreements are carried at fair value (see Note 13, Fair Value Measurement). Certain financial instruments, including lease financings and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

Securities Held to Maturity Securities held to maturity consist primarily of U.S. Government-sponsored enterprises and federal agencies securities. The fair value of U.S. Government-sponsored enterprises securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are categorized as Level 2 assets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of the Level 3 securities held to maturity is estimated based on discounted cash flows using current market rates and consideration of credit exposure. There is not an observable secondary market for these securities.

Note 15.  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2014	2013	2014	2013
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$53,125	$38,904	$97,882	$68,878
Preferred stock dividends	(4,847)	(4,847)	(9,694)	(9,371)
Net income available to common stockholders	48,278	34,057	88,188	59,507
Earnings (loss) allocated to participating securities	12	(6)	23	36
Earnings allocated to common stock	$48,266	$34,063	$88,165	$59,471
Weighted-average shares outstanding	166,546,682	164,114,904	166,004,134	163,750,944
Restricted stock	(3,294,132)	(3,219,675)	(2,993,087)	(3,106,975)
Weighted-average common shares outstanding for basic earnings per common share	163,252,550	160,895,229	163,011,047	160,643,969
Basic earnings per share	$.30	$.21	$.54	$.37

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$48,266	$34,063	$88,165	$59,471
Weighted-average common shares outstanding used in basic earnings per common share calculation	163,252,550	160,895,229	163,011,047	160,643,969
Net dilutive effect of:
Non-participating restricted stock	202,475	678,676	214,186	640,230
Stock options	259,211	175,104	265,335	158,775
Weighted-average common shares outstanding for diluted earnings per common share	163,714,236	161,749,009	163,490,568	161,442,974
Diluted earnings per share	$.29	$.21	$.54	$.37

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

For the three and six months ended June 30, 2014, there were 4.1 million of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2013, there were 4 million of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 16.  Business Segments

Lending, Funding and Support Services have been identified as reportable segments. Lending includes consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on each segment’s net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies in Item 8 of TCF’s most recent Annual Report on Form 10-K. Certain reclassifications have been made to prior financial statements to conform to the current period presentation. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Three Months Ended June 30, 2014:
Net interest income	$149,377	$57,422	$56	$(754)	$206,101
Provision for credit losses	9,120	789	-	-	9,909
Non-interest income	47,191	55,969	35,343	(34,487)	104,016
Non-interest expense	104,948	108,494	34,240	(34,487)	213,195
Income tax expense	29,897	1,557	685	(754)	31,385
Income after income tax expense	52,603	2,551	474	-	55,628
Income attributable to non-controlling interest	2,503	-	-	-	2,503
Preferred stock dividends	-	-	4,847	-	4,847
Net income (loss) available to common stockholders	$50,100	$2,551	$(4,373)	$-	$48,278
Total assets	$16,659,641	$8,697,197	$176,297	$(6,695,358)	$18,837,777
Revenues from external customers:
Interest income	$214,549	$5,542	$-	$-	$220,091
Non-interest income	47,191	55,954	871	-	104,016
Total	$261,740	$61,496	$871	$-	$324,107

At or For the Three Months Ended June 30, 2013:
Net interest income (expense)	$142,239	$60,567	$(2)	$(760)	$202,044
Provision for credit losses	31,907	684	-	-	32,591
Non-interest income	40,701	59,069	33,037	(33,024)	99,783
Non-interest expense	99,775	107,340	34,425	(33,024)	208,516
Income tax expense (benefit)	16,193	4,159	(148)	(760)	19,444
Income (loss) after income tax expense (benefit)	35,065	7,453	(1,242)	-	41,276
Income attributable to non-controlling interest	2,372	-	-	-	2,372
Preferred stock dividends	-	-	4,847	-	4,847
Net income (loss) available to common stockholders	$32,693	$7,453	$(6,089)	$-	$34,057
Total assets	$15,929,849	$7,677,472	$202,312	$(5,410,026)	$18,399,607
Revenues from external customers:
Interest income	$211,420	$6,188	$-	$-	$217,608
Non-interest income	40,701	59,057	25	-	99,783
Total	$252,121	$65,245	$25	$-	$317,391

			Support
(Dollars in thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Six Months Ended June 30, 2014:
Net interest income	$294,197	$114,640	$54	$(1,516)	$407,375
Provision for credit losses	23,357	1,044	-	-	24,401
Non-interest income	98,489	107,629	70,454	(69,149)	207,423
Non-interest expense	210,417	217,237	71,826	(69,149)	430,331
Income tax expense	57,909	1,541	30	(1,516)	57,964
Income (loss) after income tax expense	101,003	2,447	(1,348)	-	102,102
Income attributable to non-controlling interest	4,220	-	-	-	4,220
Preferred stock dividends	-	-	9,694	-	9,694
Net income (loss) available to common stockholders	$96,783	$2,447	$(11,042)	$-	$88,188
Total assets	$16,659,641	$8,697,197	$176,297	$(6,695,358)	$18,837,777
Revenues from external customers:
Interest income	$423,781	$10,937	$-	$-	$434,718
Non-interest income	98,489	107,599	1,335	-	207,423
Total	$522,270	$118,536	$1,335	$-	$642,141

At or For the Six Months Ended June 30, 2013:
Net interest income	$280,632	$122,002	$1	$(1,500)	$401,135
Provision for credit losses	70,067	907	-	-	70,974
Non-interest income	77,684	114,754	64,231	(64,183)	192,486
Non-interest expense	196,031	215,054	65,666	(64,183)	412,568
Income tax expense	30,864	7,551	88	(1,500)	37,003
Income (loss) after income tax expense	61,354	13,244	(1,522)	-	73,076
Income attributable to non-controlling interest	4,198	-	-	-	4,198
Preferred stock dividends	-	-	9,371	-	9,371
Net income (loss) available to common stockholders	$57,156	$13,244	$(10,893)	$-	$59,507
Total assets	$15,929,849	$7,677,472	$202,312	$(5,410,026)	$18,399,607
Revenues from external customers:
Interest income	$420,562	$12,596	$-	$-	$433,158
Non-interest income	77,683	114,730	73	-	192,486
Total	$498,245	$127,326	$73	$-	$625,644

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

Note 18.  Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) and the related tax effects are presented in the tables below.

	Three Months Ended June 30,
	2014			2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$8,648	$(3,257)	$5,391	$(34,420)	$12,989	$(21,431)
Reclassification of net gains to net income	(452)	170	(282)	-	-	-
Net unrealized gains (losses)	8,196	(3,087)	5,109	(34,420)	12,989	(21,431)
Net investment hedges:
Unrealized (losses) gains arising during the period	(1,382)	522	(860)	874	(331)	543
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	1,399	-	1,399	(973)	-	(973)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(11)	4	(7)	(12)	4	(8)
Total other comprehensive income (loss)	$8,202	$(2,561)	$5,641	$(34,531)	$12,662	$(21,869)

	Six Months Ended June 30,
	2014			2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$20,514	$(7,725)	$12,789	$(48,249)	$18,206	$(30,043)
Reclassification of net gains to net income	(629)	236	(393)	-	-	-
Net unrealized gains (losses)	19,885	(7,489)	12,396	(48,249)	18,206	(30,043)
Net investment hedges:
Unrealized (losses) gains arising during the period	(172)	65	(107)	1,411	(534)	877
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	23	-	23	(1,595)	-	(1,595)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(23)	9	(14)	(24)	9	(15)
Total other comprehensive income (loss)	$19,713	$(7,415)	$12,298	$(48,457)	$17,681	$(30,776)

(1) Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net gains to net income were recorded in gains on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the tables below.

			Foreign	Recognized
	Securities	Net	Currency	Postretirement Prior
	Available	Investment	Translation	Service Cost and
(In thousands)	for Sale	Hedges	Adjustment	Transition Obligation	Total
At or For the Three Months Ended June 30, 2014:
Balance, beginning of period	$(19,696)	$1,344	$(2,432)	$228	$(20,556)
Other comprehensive income (loss)	5,391	(860)	1,399	(7)	5,923
Amounts reclassified from accumulated other comprehensive income	(282)	-	-	-	(282)
Net other comprehensive income (loss)	5,109	(860)	1,399	(7)	5,641
Balance, end of period	$(14,587)	$484	$(1,033)	$221	$(14,915)
At or For the Three Months Ended June 30, 2013:
Balance, beginning of period	$3,065	$(86)	$301	$256	$3,536
Other comprehensive (loss) income	(21,431)	543	(973)	(8)	(21,869)
Net other comprehensive (loss) income	(21,431)	543	(973)	(8)	(21,869)
Balance, end of period	$(18,366)	$457	$(672)	$248	$(18,333)

			Foreign	Recognized
	Securities	Net	Currency	Postretirement Prior
	Available	Investment	Translation	Service Cost and
(In thousands)	for Sale	Hedges	Adjustment	Transition Obligation	Total
At or For the Six Months Ended June 30, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	12,789	(107)	23	(14)	12,691
Amounts reclassified from accumulated other comprehensive income	(393)	-	-	-	(393)
Net other comprehensive income (loss)	12,396	(107)	23	(14)	12,298
Balance, end of period	$(14,587)	$484	$(1,033)	$221	$(14,915)
At or For the Six Months Ended June 30, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(30,043)	877	(1,595)	(15)	(30,776)
Net other comprehensive (loss) income	(30,043)	877	(1,595)	(15)	(30,776)
Balance, end of period	$(18,366)	$457	$(672)	$248	$(18,333)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“we,” “us,” “our,” “TCF,” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. References herein to “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis. At June 30, 2014, TCF had 380 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks, and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest-cost deposits. TCF’s growth strategies may include organic growth in existing businesses, development of new products and services, new branch expansion, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.5% of TCF’s total revenue for the three months ended June 30, 2014. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF’s non-interest income sources, the Company continues to enhance and increase loan sales primarily in auto finance and consumer real estate to improve gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three and six months ended June 30, 2014 and 2013, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 29 cents and 54 cents for the second quarter and first six months of 2014, respectively, compared with diluted earnings per common share of 21 cents and 37 cents for the same periods in 2013. TCF reported net income of $53.1 million and $97.9 million for the second quarter and first six months ended of June 30, 2014, respectively, compared with net income of $38.9 million and $68.9 million for the same periods in 2013.

Return on average assets was 1.17% and 1.09% for the second quarter and first six months of 2014, respectively, compared with .9% and .8% for the same periods in 2013. Return on average common equity was 10.99% and 10.18% for the second quarter and first six months of 2014, respectively, compared with 8.39% and 7.39% for the same periods in 2013.

Reportable Segment Results

Lending TCF’s lending strategy is primarily to originate high credit quality secured loans and leases. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue. Lending generated net income available to common stockholders of $50.1 million and $96.8 million for the second quarter and first six months of 2014, respectively, compared with net income of $32.7 million and $57.2 million for the same periods in 2013.

Lending net interest income for the second quarter and first six months of 2014 was $149.4 million and $294.2 million, respectively, compared with $142.2 million and $280.6 million for the same periods in 2013. These increases were primarily due to higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance businesses. This was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low-interest rate environment as well as lower average balances of consumer real estate and higher yielding commercial fixed-rate loans due to run-off exceeding originations.

Lending provision for credit losses totaled $9.1 million and $23.4 million for the second quarter and first six months of 2014, respectively, compared with $31.9 million and $70.1 million for the same periods in 2013. The decreases were primarily due to decreased net charge-offs in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, as well as reduced reserve requirements in the commercial and consumer real estate portfolios due to improved credit quality in those portfolios.

Lending non-interest income totaled $47.2 million and $98.5 million for the second quarter and first six months of 2014, respectively, compared with $40.7 million and $77.7 million for the same periods in 2013. The increases were primarily due to customer-driven events impacting sales-type lease revenue in the leasing and equipment finance portfolio and an increase in gains on sales of consumer real estate loans, along with increased servicing revenue.

Lending non-interest expense totaled $104.9 million and $210.4 million for the second quarter and first six months of 2014, respectively, compared with $99.8 million and $196 million for the same periods in 2013. The increases were primarily due to increased staff levels to support the growth of auto finance and risk management. This was partially offset by a reduction in write-downs in balances of existing foreclosed properties as a result of improved property values.

Funding TCF’s funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships through free checking. Deposits are generated from consumers and small businesses providing a source of low-cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net income available to common stockholders of $2.6 million and $2.4 million for the second quarter and first six months of 2014, respectively, compared with net income available to common stockholders of $7.5 million and $13.2 million for the same periods in 2013.

Funding net interest income for the second quarter and first six months of 2014 was $57.4 million and $114.6 million, respectively, compared with $60.6 million and $122 million for the same periods in 2013. The decreases were primarily due to a reduction of interest income as a result of lower mortgage-backed securities balances, partially offset by the reduced cost of borrowings.

Funding non-interest income totaled $56 million and $107.6 million in the second quarter and first six months of 2014, respectively, compared with $59.1 million and $114.8 million for the same periods in 2013. The decreases were primarily due to customer behavior changes and higher average checking account balances per customer.

Funding non-interest expense totaled $108.5 million and $217.2 million in the second quarter and first six months of 2014, respectively, compared with $107.3 million and $215.1 million for the same periods in 2013.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, securities, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 66.5% of TCF’s total revenue in the second quarter of 2014, compared with 66.9% in the second quarter of 2013. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following table summarizes TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended June 30,
	2014			2013
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$623,721	$4,054	2.61%	$729,514	$3,699	2.03%
Securities held to maturity	217,477	1,443	2.65	5,564	62	4.47
Securities available for sale:
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	408,000	2,804	2.75	654,968	4,636	2.83
U.S. Treasury securities	-	-	-	494	-	.07
Other securities	75	1	2.46	93	1	2.54
Total securities available for sale (2)	408,075	2,805	2.75	655,555	4,637	2.83
Loans and leases held for sale	240,304	5,001	8.35	116,390	2,535	8.74
Loans and leases:
Consumer real estate:
Fixed-rate	3,393,788	48,372	5.72	3,809,066	55,977	5.89
Variable-rate	2,710,998	34,757	5.14	2,621,619	33,545	5.13
Total consumer real estate	6,104,786	83,129	5.46	6,430,685	89,522	5.58
Commercial:
Fixed-rate	1,515,353	19,503	5.16	1,833,144	24,006	5.25
Variable- and adjustable-rate	1,615,967	16,151	4.01	1,503,262	15,602	4.16
Total commercial	3,131,320	35,654	4.57	3,336,406	39,608	4.76
Leasing and equipment finance	3,500,647	41,276	4.72	3,236,799	39,990	4.94
Inventory finance	2,061,437	30,482	5.93	1,875,810	27,860	5.96
Auto finance	1,518,194	16,770	4.43	823,102	10,193	4.97
Other	12,040	230	7.63	13,060	263	8.10
Total loans and leases (3)	16,328,424	207,541	5.10	15,715,862	207,436	5.29
Total interest-earning assets	17,818,001	220,844	4.97	17,222,885	218,369	5.08
Other assets (4)	1,123,148			1,110,213
Total assets	$18,941,149			$18,333,098
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,579,528			$1,476,173
Small business	788,540			752,395
Commercial and custodial	388,562			326,773
Total non-interest bearing deposits	2,756,630			2,555,341
Interest-bearing deposits:
Checking	2,363,106	261.04		2,351,652	377.06
Savings	5,887,133	2,406.16		6,059,640	2,790.18
Money market	1,019,543	1,098.43		791,859	547.28
Subtotal	9,269,782	3,765.16		9,203,151	3,714.16
Certificates of deposit	2,742,832	5,112.75		2,360,881	5,137.87
Total interest-bearing deposits	12,012,614	8,877.30		11,564,032	8,851.31
Total deposits	14,769,244	8,877.24		14,119,373	8,851.25
Borrowings:
Short-term borrowings	220,042	145.26		7,314	8.44
Long-term borrowings	1,368,480	4,968	1.45	1,879,576	6,705	1.43
Total borrowings	1,588,522	5,113	1.29	1,886,890	6,713	1.42
Total interest-bearing liabilities	13,601,136	13,990.41		13,450,922	15,564.46
Total deposits and borrowings	16,357,766	13,990.34		16,006,263	15,564.39
Other liabilities	541,458			420,398
Total liabilities	16,899,224			16,426,661
Total TCF Financial Corp. stockholders’ equity	2,020,815			1,886,138
Non-controlling interest in subsidiaries	21,110			20,299
Total equity	2,041,925			1,906,437
Total liabilities and equity	$18,941,149			$18,333,098
Net interest income and margin		$206,854	4.65%		$202,805	4.72%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

	Six Months Ended June 30,
	2014			2013
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$622,277	$8,039	2.60%	$769,379	$6,881	1.80%
Securities held to maturity	179,509	2,407	2.68	5,608	126	4.50
Securities available for sale:
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	437,708	5,967	2.73	664,858	9,430	2.84
U.S. Treasury securities	-	-	-	696	-	.07
Other securities	78	1	2.47	100	2	2.52
Total securities available for sale (2)	437,786	5,968	2.73	665,654	9,432	2.83
Loans and leases held for sale	218,210	8,979	8.30	135,472	5,139	7.65
Loans and leases:
Consumer real estate:
Fixed-rate	3,446,020	96,904	5.67	3,862,590	113,035	5.90
Variable-rate	2,769,663	70,573	5.14	2,630,618	66,627	5.11
Total consumer real estate	6,215,683	167,477	5.43	6,493,208	179,662	5.58
Commercial:
Fixed-rate	1,537,549	38,999	5.11	1,866,667	49,191	5.31
Variable- and adjustable-rate	1,589,169	32,329	4.10	1,474,400	30,485	4.17
Total commercial	3,126,718	71,328	4.60	3,341,067	79,676	4.81
Leasing and equipment finance	3,467,851	82,055	4.73	3,218,252	80,903	5.03
Inventory finance	1,968,431	57,951	5.94	1,780,058	53,465	6.06
Auto finance	1,423,240	31,557	4.47	747,022	18,835	5.08
Other	12,654	472	7.52	13,348	539	8.15
Total loans and leases (3)	16,214,577	410,840	5.10	15,592,955	413,080	5.33
Total interest-earning assets	17,672,359	436,233	4.97	17,169,068	434,658	5.10
Other assets (4)	1,109,685			1,118,397
Total assets	$18,782,044			$18,287,465
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,558,414			$1,451,381
Small business	780,229			748,304
Commercial and custodial	387,749			328,373
Total non-interest bearing deposits	2,726,392			2,528,058
Interest-bearing deposits:
Checking	2,353,156	522.04		2,330,078	874.08
Savings	6,003,000	4,935.17		6,074,949	6,159.20
Money market	919,981	1,673.37		803,551	1,177.30
Subtotal	9,276,137	7,130.15		9,208,578	8,210.18
Certificates of deposit	2,643,639	9,784.75		2,342,178	10,322.89
Total interest-bearing deposits	11,919,776	16,914.29		11,550,756	18,532.32
Total deposits	14,646,168	16,914.23		14,078,814	18,532.27
Borrowings:
Short-term borrowings	159,401	225.28		7,966	16.42
Long-term borrowings	1,430,941	10,204	1.43	1,903,227	13,475	1.42
Total borrowings	1,590,342	10,429	1.31	1,911,193	13,491	1.42
Total interest-bearing liabilities	13,510,118	27,343.41		13,461,949	32,023.48
Total deposits and borrowings	16,236,510	27,343.34		15,990,007	32,023.40
Other liabilities	531,806			404,571
Total liabilities	16,768,316			16,394,578
Total TCF Financial Corp. stockholders’ equity	1,995,373			1,874,348
Non-controlling interest in subsidiaries	18,355			18,539
Total equity	2,013,728			1,892,887
Total liabilities and equity	$18,782,044			$18,287,465
Net interest income and margin		$408,890	4.66%		$402,635	4.72%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $753 thousand, was $206.9 million for the second quarter of 2014, an increase of 2% from $202.8 million for the same period of 2013. The increase in net interest income in the second quarter of 2014 was primarily driven by higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance businesses, as well as a reduced cost of borrowings. This increase was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment, as well as lower average balances of consumer real estate and higher yielding commercial fixed-rate loans due to run-off exceeding originations.

Net interest income, including the impact of tax-equivalent adjustments of $1.5 million, was $408.9 million for the first six months of 2014, an increase of 1.6% from $402.6 million for the same period of 2013. The increase in net interest income from the first six months of 2013 was primarily due to higher average loan and lease balances in the auto finance, inventory finance, and leasing and equipment finance portfolios. This increase was partially offset by reduced interest income due to lower consumer real estate loan average balances resulting from continued run-off of the first mortgage lien portfolio, as well as lower average balances of commercial real estate loans due to the continued efforts to work out problem loans and lower yields due to increased competition.

Net interest margin was 4.65% and 4.72% for the second quarter of 2014 and 2013, respectively. Net interest margin was 4.66% and 4.72% for the first six months of 2014 and 2013, respectively. The decrease from both periods was primarily due to downward pressure on origination yields in the leasing and equipment finance and consumer businesses due to the increasingly competitive low interest rate environment, as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable-rate loans due to marketplace demand.

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

The following tables summarize the composition of TCF’s provision for credit losses for the second quarter and the first six months of 2014 and 2013.

	Three Months Ended June 30,				Change
(Dollars in thousands)	2014		2013		$	%
Consumer real estate	$4,106	41.4%	$24,393	74.8%	$(20,287)	(83.2	) %
Commercial	(1,168)	(11.8)	3,965	12.2	(5,133)	N.M.
Leasing and equipment finance	1,534	15.5	678	2.1	856	126.3
Inventory finance	(752)	(7.6)	(535)	(1.6)	(217)	40.6
Auto finance	5,521	55.7	3,405	10.4	2,116	62.1
Other	668	6.8	685	2.1	(17)	(2.5)
Total	$9,909	100.0%	$32,591	100.0%	$(22,682)	(69.6	) %

	Six Months Ended June 30,				Change
(Dollars in thousands)	2014		2013		$	%
Consumer real estate	$11,185	45.8%	$56,350	79.4%	$(45,165)	(80.2	) %
Commercial	(1,048)	(4.3)	8,795	12.4	(9,843)	N.M.
Leasing and equipment finance	2,173	8.9	(1,608)	(2.3)	3,781	N.M.
Inventory finance	925	3.8	1,090	1.5	(165)	(15.1)
Auto finance	10,348	42.4	5,519	7.8	4,829	87.5
Other	818	3.4	828	1.2	(10)	(1.2)
Total	$24,401	100.0%	$70,974	100.0%	$(46,573)	(65.6	) %

N.M. Not Meaningful

TCF provided $9.9 million and $24.4 million for credit losses during the second quarter and first six months of 2014, respectively compared with $32.6 million and $71 million for the same periods in 2013. The decrease in both periods was primarily due to decreased net charge-offs in the consumer real estate portfolio as home values improved and incidents of default declined, along with improved credit quality in the commercial portfolio.

Net loan and lease charge-offs for the second quarter and first six months of 2014 were $18.4 million, or .45% (annualized) of average loans and leases, and $35.8 million, or .44% (annualized) of average loans and leases, respectively, compared with $27.7 million, or .7% (annualized), and $68.7 million, or .88% (annualized), for the same periods in 2013. The decreases in both periods were primarily driven by improved credit quality in the consumer real estate portfolio as home values improved and incident rates of default declined, as well as continued efforts to actively work out problem loans within the commercial portfolio.

For additional information, see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 33.5% and 33.7% of total revenues for the second quarter and first six months of 2014, respectively, compared with 33.1% and 32.4% for the same periods in 2013, and is an important factor in TCF’s results of operations. Total fees and other revenue were $103.2 million and $206.3 million for the second quarter and first six months of 2014, respectively, compared with $99.8 million and $192.5 million for the same periods in 2013.

Fees and Service Charges  Banking and service fees totaled $38 million and $74.7 million for the second quarter and first six months of 2014, respectively, compared with $41.6 million and $80.9 million for the same periods in 2013. The decreases were primarily due to customer behavior changes and higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.2 million and $25.5 million for the second quarter and first six months of 2014, respectively, compared with $13.3 million and $25.7 million for the same periods in 2013.

TCF is the 17th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended March 31, 2014, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card revenue represented 23.2% and 22.9% of banking fee revenue for the second quarter and first six months of 2014, respectively, compared with 21.9% and 21.8% for the same periods in 2013.

Gains on Sales of Auto Loans, Net  TCF sold $220.2 million and $481.9 million of auto loans and recognized gains of $7.4 million and $16.2 million for the second quarter and first six months of 2014, respectively. TCF sold $196.9 million and $376.7 million of auto loans and recognized gains of $8.1 million and $15.3 million for the same periods in 2013.

Gains on Sales of Consumer Real Estate Loans, Net  TCF sold $224.2 million and $571.6 million of consumer real estate loans and recognized gains of $8.1 million and $19.7 million for the second quarter and first six months of 2014, respectively. TCF sold $139.2 million and $418.4 million of consumer real estate loans and recognized gains of $4.1 million and $12.2 million for the same periods in 2013, respectively.

Servicing Fee Income  Servicing fee income was $4.9 million and $9.2 million for the second quarter and first six months of 2014, respectively, compared with $3.1 million and $5.9 million for the same periods in 2013. The increases in both periods were primarily due to an increase in the portfolio of consumer real estate and auto loans sold with servicing retained by TCF.

Non-Interest Expense  Non-interest expense totaled $213.2 million and $208.5 million for the second quarter of June 30, 2014 and 2013, respectively, an increase of $4.7 million, or 2.2%. Non-interest expense totaled $430.3 million and $412.6 million for the first six months of 2014 and 2013, respectively, an increase of $17.8 million, or 4.3%.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $109.7 million and $224.8 million for the second quarter and first six months of 2014, respectively, compared to $105.5 million and $209.8 million for the same periods in 2013. The increases were primarily due to increased staff levels to support the growth of auto finance and risk management.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $5.7 million and $11.8 million for the second quarter and first six months of 2014, respectively, compared with $7.6 million and $17.7 million for the same periods in 2013. The decreases were driven by a reduction in write-downs of balances of existing foreclosed properties as a result of improved property values.

Income Taxes  TCF recorded income tax expense of $31.4 million for the second quarter of 2014, or 36.1% of income before income tax expense, compared with $19.4 million, or 32%, for the comparable 2013 period. For the first six months of 2014, income tax expense totaled $58 million, or 36.2% of income before income tax expense, compared with $37 million, or 33.6%, for the comparable 2013 period.

Consolidated Financial Condition Analysis

Loans and Leases  The following table sets forth information about loans and leases held in TCF’s portfolio.

	At June 30,	At December 31,	Percent
(Dollars in thousands)	2014	2013	Change
Consumer real estate:
First mortgage lien	$3,542,324	$3,766,421	(5.9)%
Junior lien	2,480,763	2,572,905	(3.6)
Total consumer real estate	6,023,087	6,339,326	(5.0)
Commercial:
Commercial real estate	2,631,976	2,743,697	(4.1)
Commercial business	461,185	404,655	14.0
Total commercial	3,093,161	3,148,352	(1.8)
Leasing and equipment finance	3,526,264	3,428,755	2.8
Inventory finance	1,880,667	1,664,377	13.0
Auto finance	1,502,860	1,239,386	21.3
Other	24,486	26,743	(8.4)
Total loans and leases	$16,050,525	$15,846,939	1.3%

At June 30, 2014, 62.9% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 63.7% at December 31, 2013. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.2 billion and $2.5 billion at June 30, 2014 and December 31, 2013, respectively. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate portfolio was 731 and 723 at June 30, 2014 and December 31, 2013, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 729 and 717 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, 43.6% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of .1%. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, was $7.1 billion and $7 billion at June 30, 2014 and December 31, 2013, respectively.

With an emphasis on secured lending, 99.9% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at June 30, 2014, compared with 99% at December 31, 2013. At June 30, 2014, 89.7% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.7% at December 31, 2013.

At June 30, 2014, the leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.6 billion of loans. The uninstalled backlog of approved transactions was $491.6 million at June 30, 2014, compared with $454.4 million at December 31, 2013.

Inventory finance loans totaled $1.9 billion at June 30, 2014, an increase of 13% from $1.7 billion at December 31, 2013, primarily due to seasonal inventory increases within the lawn and garden segment, combined with growth in new dealer relationships in the other industries segment.

Auto finance loans increased to $1.5 billion at June 30, 2014, from $1.2 billion at December 31, 2013 due to continued growth, as the number of active dealers in its network is augmented through the expansion of its sales force and the penetration of existing territories, partially offset by moving assets to held for sale at the end of the quarter in anticipation of executing the Company’s inaugural auto loan securitization. At June 30, 2014, the auto finance network included nearly 9,400 active dealers in 50 states, compared with nearly 8,500 active dealers in 45 states at December 31, 2013. The auto finance portfolio consisted of 75.5% used car loans and 24.5% new car loans at June 30, 2014. Auto finance increased its portfolio of managed loans, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, to $3.1 billion at June 30, 2014, from $2.4 billion at December 31, 2013.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

	At June 30, 2014
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$5,766,196	$4,836	$41,653	$-	$5,812,685	$210,402	$6,023,087
Commercial	2,938,050	29,427	95,633	-	3,063,110	30,051	3,093,161
Leasing and equipment finance	3,481,530	16,763	11,877	1	3,510,171	16,093	3,526,264
Inventory finance	1,714,190	93,591	70,898	-	1,878,679	1,988	1,880,667
Auto finance	1,497,656	-	3,736	-	1,501,392	1,468	1,502,860
Other	24,192	-	2	-	24,194	292	24,486
Total loans and leases	$15,421,814	$144,617	$223,799	$1	$15,790,231	$260,294	$16,050,525
Percent of total loans and leases	96.1%	.9%	1.4%	-%	98.4%	1.6%	100.0%

	At December 31, 2013
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$6,049,617	$21,309	$49,367	$-	$6,120,293	$219,033	$6,339,326
Commercial	2,896,795	54,711	156,307	-	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,386,301	15,966	12,445	2	3,414,714	14,041	3,428,755
Inventory finance	1,509,960	87,024	64,864	-	1,661,848	2,529	1,664,377
Auto finance	1,236,405	-	2,511	-	1,238,916	470	1,239,386
Other	26,263	68	2	-	26,333	410	26,743
Total loans and leases	$15,105,341	$179,078	$285,496	$2	$15,569,917	$277,022	$15,846,939
Percent of total loans and leases	95.3%	1.1%	1.8%	-%	98.3%	1.8%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $484.1 million at June 30, 2014, a decrease of $78.4 million from December 31, 2013, primarily due to improvement in the commercial and consumer real estate portfolios. The decrease was due to continued efforts to actively work out commercial loans and overall improved credit quality in the commercial and consumer real estate portfolios. Included in the table above is $75.8 million and $81.5 million of loans discharged in Chapter 7 bankruptcy that were not reaffirmed at June 30, 2014 and December 31, 2013, respectively.

Past Due Loans and Leases  The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At June 30, 2014		At December 31, 2013
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$20,678.61%		$20,894.58%
Junior lien	2,415.10		3,532.14
Total consumer real estate	23,093.40		24,426.40
Commercial real estate	-	-	886.03
Commercial business	-	-	544.14
Total commercial	-	-	1,430.05
Leasing and equipment finance	2,642.08		2,401.07
Inventory finance	204.01		50	-
Auto finance	2,152.14		1,877.15
Other	3.01		10.04
Subtotal (1)	28,094.18		30,194.19
Delinquencies in acquired portfolios	251	2.26	458	1.64
Total	$28,345.18%		$30,652.20%

(1)          Excludes delinquencies and non-accrual loans in acquired portfolios, as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

Loan Modifications  The following table provides a summary of accruing troubled debt restructuring (“TDR”) loans.

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Consumer real estate	$505,595	$506,640
Commercial	104,177	120,871
Leasing and equipment finance	1,093	1,021
Inventory finance	425	4,212
Other	86	93
Total	$611,376	$632,837
Over 60-day delinquency as a percentage of total accruing TDR loans	1.59%	1.28%

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

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt were reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower’s personal liability on the loan. Due to clarifying regulatory guidance adopted in the first quarter of 2014, loans discharged under Chapter 7 bankruptcy where the borrower did not reaffirm the debt may now return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 48% of the original contractual interest due on accruing consumer real estate TDR loans during the second quarter of 2014, yielding 3.3%, by modifying the loan to a qualified customer instead of foreclosing on the property. At June 30, 2014, 1.9% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013. The annualized charge-off rate as a percentage of average TDR loans for this portfolio was 1.4% and 3.8% for the second quarter of 2014 and 2013, respectively.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six consecutive months. At June 30, 2014, 87.4% of total commercial TDR loans were accruing and TCF recognized more than 92% of the original contractual interest due on accruing commercial TDR loans during second quarter of 2014. At June 30, 2014, collection of principal and interest under the modified terms is reasonably assured on all accruing commercial TDR loans. The annualized charge-off rate as a percentage of average TDR loans for this portfolio was 9.6% and 2.7% for the second quarter of 2014 and 2013, respectively.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan origination with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and may still be outstanding with the borrower. In those cases, should the borrower’s financial position improve, the loan may become recoverable. At June 30, 2014, three TDR loans restructured as multiple notes with a combined total contractual balance of $30.4 million and a remaining book balance of $21 million are included in the preceding table.

For additional information regarding TCF’s loan modifications refer to Note 5 of the Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Consumer real estate:
First mortgage lien	$172,256	$180,811
Junior lien	38,146	38,222
Total consumer real estate	210,402	219,033
Commercial:
Commercial real estate	28,074	36,178
Commercial business	1,977	4,361
Total commercial	30,051	40,539
Leasing and equipment finance	16,093	14,041
Inventory finance	1,988	2,529
Auto finance	1,468	470
Other	292	410
Total non-accrual loans and leases	$260,294	$277,022
Other real estate owned	65,080	68,874
Total non-accrual loans and leases and other real estate owned	$325,374	$345,896
Non-accrual loans and leases as a percentage of total loans and leases	1.62%	1.75%
Non-accrual loans and leases and other real estate owned as a percentage of total
loans and leases and other real estate owned	2.02	2.17
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	90.70	91.05

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

(In thousands)	At June 30, 2014	At December 31, 2013
Consumer real estate	$123,909	$134,487
Commercial	15,057	26,209
Leasing and equipment finance	1,577	2,447
Inventory finance	48	-
Auto finance	1,468	470
Other	-	1
Total non-accrual TDR loans	$142,059	$163,614

Non-accrual loans and leases at June 30, 2014 decreased $16.7 million, or 6%, from December 31, 2013, primarily due to continued efforts to actively work out commercial loans and improved credit quality in the commercial and consumer real estate portfolios.

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

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2014, are summarized in the following tables.

	At or for the Three Months Ended June 30, 2014
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$216,063	$35,209	$13,908	$307	$856	$336	$266,679
Additions	45,196	6,942	5,901	2,372	798	33	61,242
Charge-offs	(10,178)	(3,720)	(1,101)	(133)	1	(4)	(15,135)
Transfers to other assets	(16,727)	(495)	(666)	(63)	(43)	-	(17,994)
Return to accrual status	(17,921)	-	(163)	(140)	-	-	(18,224)
Payments received	(5,235)	(7,333)	(1,781)	(362)	(144)	(55)	(14,910)
Sales	(1,275)	(607)	-	-	-	(18)	(1,900)
Other, net	479	55	(5)	7	-	-	536
Balance, end of period	$210,402	$30,051	$16,093	$1,988	$1,468	$292	$260,294

	At or for the Six Months Ended June 30, 2014
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022
Additions	87,993	12,615	10,777	2,948	1,297	44	115,674
Charge-offs	(22,857)	(5,343)	(2,033)	(188)	(21)	(16)	(30,458)
Transfers to other assets	(30,870)	(1,434)	(1,120)	(116)	(51)	(12)	(33,603)
Return to accrual status	(31,827)	-	(877)	(1,854)	-	-	(34,558)
Payments received	(10,200)	(16,262)	(4,690)	(1,341)	(227)	(115)	(32,835)
Sales	(1,275)	(607)	-	-	-	(18)	(1,900)
Other, net	405	543	(5)	10	-	(1)	952
Balance, end of period	$210,402	$30,051	$16,093	$1,988	$1,468	$292	$260,294

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

The Company considers the allowance for loan and lease losses of $236.1 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2014. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At June 30, 2014		At December 31, 2013
		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$130,912	3.70%	$133,009	3.53%
Junior lien	30,437	1.23	43,021	1.67
Total consumer real estate	161,349	2.68	176,030	2.78
Commercial:
Commercial real estate	25,365.96		32,405	1.18
Commercial business	5,996	1.30	5,062	1.25
Total commercial	31,361	1.01	37,467	1.19
Leasing and equipment finance	19,184.54		18,733.55
Inventory finance	9,539.51		8,592.52
Auto finance	13,865.92		10,623.86
Other	783	3.20	785	2.94
Total allowance for loan and lease losses	236,081	1.47	252,230	1.59
Other credit loss reserves:
Reserves for unfunded commitments	1,388	N.A.	980	N.A.
Total credit loss reserves	$237,469	1.48%	$253,210	1.60%

N.A. Not Applicable.

At June 30, 2014, the allowance as a percent of total loans and leases decreased to 1.47%, compared with 1.59% at December 31, 2013. This decrease was driven by reduced reserves in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, and reduced reserves in the commercial portfolio as current period charge-offs are taken against previously reserved balances due to continued efforts to actively work out problem loans.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At June 30, 2014	At December 31, 2013
Other real estate owned:(1)
Consumer real estate	$42,745	$47,637
Commercial real estate	22,335	21,237
Total other real estate owned	65,080	68,874
Repossessed and returned assets	3,253	3,505
Total other real estate owned and repossessed and returned assets	$68,333	$72,379

(1) Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 264 owned properties and 132 foreclosed properties subject to redemption at June 30, 2014, compared with 336 owned properties and 143 foreclosed properties subject to redemption at December 31, 2013. The decrease in owned properties during the second quarter of 2014 resulted from sales of 368 properties, partially offset by the addition of 296 properties. The average length of time to sell consumer real estate properties during the second quarter of 2014 was approximately 5.1 months from the date the properties were listed for sale.

The changes in the amount of other real estate owned for the second quarter and first six months of 2014 are summarized in the following table.

	At or For the Three Months Ended June 30, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$43,149	$20,299	$63,448
Transferred in, net of charge-offs	15,256	495	15,751
Sales	(14,085)	(1,913)	(15,998)
Write-downs	(1,509)	(1,273)	(2,782)
Other, net	(66)	4,727	4,661
Balance, end of period	$42,745	$22,335	$65,080

	At or For the Six Months Ended June 30, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$47,637	$21,237	$68,874
Transferred in, net of charge-offs	28,477	1,434	29,911
Sales	(31,284)	(2,240)	(33,524)
Write-downs	(3,106)	(2,823)	(5,929)
Other, net	1,021	4,727	5,748
Balance, end of period	$42,745	$22,335	$65,080

Deposits  Deposits totaled $15 billion at June 30, 2014, an increase of $613.4 million, or 4.2%, from December 31, 2013, primarily due to checking account growth and special campaigns for certificates of deposit and money market accounts.

Checking, savings and money market deposits are an important source of low interest-cost funds and fee income for TCF. These deposits totaled $12.1 billion at June 30, 2014, up $84.3 million from December 31, 2013, and comprised 80.4% of total deposits at June 30, 2014, compared with 83.2% of total deposits at December 31, 2013. The average balance of these deposits for the second quarter of 2014 was $12 billion, an increase of $267.9 million from the $11.8 billion average balance for the second quarter of 2013. The average balance of these deposits for the first six months of 2014 was $12 billion, an increase of $265.9 million from the $11.7 billion average balance for the first six months of 2013.

Certificates of deposit totaled $3 billion at June 30, 2014, and $2.4 billion at December 31, 2013.

Non-interest bearing deposits represented 18.6% of total deposits at June 30, 2014, compared with 18.3% at December 31, 2013. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .23% at June 30, 2014, compared with .26% at December 31, 2013. The decrease was primarily due to a reduction in average interest rates on various certificates of deposit, savings, and checking, partially offset by increased average interest rates on various money market accounts.

Borrowings and Liquidity Management  Borrowings totaled $1.2 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively. The weighted-average rate on long-term borrowings was 1.62% and 1.41% at June 30, 2014 and December 31, 2013, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, from institutional sources under repurchase agreements and from other sources. At June 30, 2014, TCF had $2.3 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On March 17, 2014, TCF Bank redeemed the aggregate principal amount of $50 million subordinated notes due 2015, since the notes no longer qualified for treatment as Tier 2 or supplementary capital prior to redemption.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales, and borrowings. Lending activities are the primary use of TCF’s funds, such lending activities primarily include loan originations and purchases and equipment purchases for lease financing.

TCF Bank had $520 million and $550 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2014 and December 31, 2013, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.2 billion and $1.1 billion at June 30, 2014 and December 31, 2013, respectively.

The primary source of funding for TCF Commercial Finance Canada (“TCFCFC”) is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At June 30, 2014, TCFCFC had $5.6 million (USD) outstanding under the line of credit with the counterparty.

See Note 8 of Notes to Consolidated Financial Statements, Long-term Borrowings for additional information regarding TCF’s long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, securities issuances, and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Plan and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Adequacy Plan and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded.

Preferred Stock  At June 30, 2014, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At June 30, 2014, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at June 30, 2014 was $2.1 billion, or 11% of total assets, compared with $2 billion, or 10.69% of total assets, at December 31, 2013. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended June 30, 2014 and June 30, 2013. TCF’s common dividend payout ratio was 17.24% and 22.99% for the quarters ended June 30, 2014 and December 31, 2013, respectively. TCF Financial’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2014, TCF had 5.4 million shares remaining in its stock repurchase program, which has no expiration, authorized by its Board of Directors, but would need approval from the Federal Reserve Board before repurchasing stock pursuant to this authorization.

Tangible common equity at June 30, 2014 was $1.6 billion, or 8.39% of total tangible assets, compared with $1.5 billion, or 8.03% of total tangible assets, at December 31, 2013. Tangible common equity and Tier 1 common capital ratio are not financial measures recognized under generally accepted accounting principles in the United States (“GAAP”) (i.e., non-GAAP). Tangible common equity represents total equity less preferred shares, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets and the Tier 1 common capital ratio. These non-GAAP financial measures are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table is a reconciliation of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets.

	At June 30,	At December 31,
(Dollars in thousands)	2014	2013
Computation of tangible common equity to tangible assets:
Total equity	$2,071,711	$1,964,759
Less: Non-controlling interest in subsidiaries	16,805	11,791
Total TCF Financial Corporation stockholders’ equity	2,054,906	1,952,968
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	5,483	6,326
Tangible common equity	$1,560,543	$1,457,762

Total assets	$18,837,777	$18,379,840
Less:
Goodwill	225,640	225,640
Other intangibles	5,483	6,326
Tangible assets	$18,606,654	$18,147,874
Tangible common equity to tangible assets	8.39%	8.03%

At June 30, 2014 and December 31, 2013, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 9 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

The following table is a reconciliation of the non-GAAP financial measure of Tier 1 common capital to the GAAP measure of Tier 1 risk-based capital.

	At June 30,	At December 31,
(Dollars in thousands)	2014	2013
Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,859,271	$1,763,682
Total risk-weighted assets	16,085,019	15,455,706
Total Tier 1 risk-based capital ratio	11.56%	11.41%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,859,271	$1,763,682
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	16,805	11,791
Total Tier 1 common capital	$1,579,226	$1,488,651
Total risk-weighted assets	$16,085,019	$15,455,706
Total Tier 1 common capital ratio	9.82%	9.63%

Recent Accounting Developments

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which makes limited amendments to guidance in Topic 860 on accounting for certain repurchase agreements. The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The adoption of this ASU, as it relates to accounting changes and disclosures for certain transfers of financial assets treated as sales, will be required beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU, as it relates to disclosures for certain transfers of financial assets accounted for as secured borrowings, will be required beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity and removes an exception provided to development stage entities for determining whether an entity is a variable interest entity. The adoption of this ASU, as it relates to Topic 915, will be required on a retrospective basis beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU, as it relates to Topic 810, will be required on a retrospective basis beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this ASU will be required, using one of two retrospective application methods, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

On April 10, 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the guidance for reporting discontinued operations and requires certain disclosures about a disposal of an individually significant component of an entity. The adoption of this ASU will be required on a prospective basis beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The adoption of this ASU will be required, either on a modified retrospective basis or on a prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On January 15, 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The adoption of this ASU will be required on a retrospective basis beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks  Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in value of assets such as interest-only strips that arise in connection with TCF’s loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF’s deposit, lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws, regulation of financial institution campus banking programs that could adversely affect the viability of these programs, use by municipalities of eminent domain on underwater mortgages, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-3 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2014, net interest income is estimated to increase by 4.3%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $2 billion, or 10.4% of total assets, at June 30, 2014, compared with a positive $1.5 billion, or 8.4% of total assets, at December 31, 2013. This change is primarily due to a decrease in consumer and commercial fixed-rate loans, an increase in total checking balances, and an increase in retail certificates with maturities greater than one year. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the $3.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2014 by approximately $69 million, or 22.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $3.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2014, by approximately $40 million, or 13.2%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2014.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
April 1 to April 30, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	35,811	$16.75	N.A.	N.A.
May 1 to May 31, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
June 1 to June 30, 2014
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	35,811	$16.75	N.A.	N.A.

N.A.	Not Applicable

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 62 of this report.

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

Dated: August 6, 2014

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

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Financial Condition, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

# Filed herewith