Form 10-Q
period 2014-09-30
TCF FINANCIAL CORP
filed 2014-11-05
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2014

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

Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 29, 2014
Common Stock, $.01 par value	167,229,255 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At September 30, 2014	At December 31, 2013
	(Unaudited)
Assets:
Cash and due from banks	$840,847	$915,076
Investments	84,478	94,326
Securities held to maturity	215,371	19,912
Securities available for sale	466,130	551,064
Loans and leases held for sale	156,390	79,768
Loans and leases:
Consumer real estate:
First mortgage lien	3,444,581	3,766,421
Junior lien	2,526,486	2,572,905
Total consumer real estate	5,971,067	6,339,326
Commercial	3,159,766	3,148,352
Leasing and equipment finance	3,632,793	3,428,755
Inventory finance	1,836,538	1,664,377
Auto finance	1,749,411	1,239,386
Other	24,003	26,743
Total loans and leases	16,373,578	15,846,939
Allowance for loan and lease losses	(222,658)	(252,230)
Net loans and leases	16,150,920	15,594,709
Premises and equipment, net	436,316	437,602
Goodwill	225,640	225,640
Other assets	446,011	461,743
Total assets	$19,022,103	$18,379,840
Liabilities and Equity:
Deposits:
Checking	$5,075,309	$4,980,451
Savings	5,385,611	6,194,003
Money market	1,706,206	831,910
Certificates of deposit	3,022,394	2,426,412
Total deposits	15,189,520	14,432,776
Short-term borrowings	3,384	4,918
Long-term borrowings	1,198,297	1,483,325
Total borrowings	1,201,681	1,488,243
Accrued expenses and other liabilities	517,470	494,062
Total liabilities	16,908,671	16,415,081
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized; 4,006,900 issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized; 167,160,721 and 165,164,861 shares issued, respectively	1,672	1,652
Additional paid-in capital	809,778	779,641
Retained earnings, subject to certain restrictions	1,088,992	977,846
Accumulated other comprehensive loss	(16,216)	(27,213)
Treasury stock at cost, 42,566 shares, and other	(48,879)	(42,198)
Total TCF Financial Corporation stockholders’ equity	2,098,587	1,952,968
Non-controlling interest in subsidiaries	14,845	11,791
Total equity	2,113,432	1,964,759
Total liabilities and equity	$19,022,103	$18,379,840

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2014	2013	2014	2013
Interest income:
Loans and leases	$205,604	$203,879	$614,929	$615,459
Securities available for sale	2,973	4,448	8,941	13,880
Securities held to maturity	1,445	57	3,852	183
Investments and other	9,681	7,069	26,699	19,089
Total interest income	219,703	215,453	654,421	648,611
Interest expense:
Deposits	10,711	9,644	27,625	28,176
Borrowings	4,812	6,182	15,241	19,673
Total interest expense	15,523	15,826	42,866	47,849
Net interest income	204,180	199,627	611,555	600,762
Provision for credit losses	15,739	24,602	40,140	95,576
Net interest income after provision for credit losses	188,441	175,025	571,415	505,186
Non-interest income:
Fees and service charges	40,255	42,457	114,909	123,352
Card revenue	12,994	13,167	38,493	38,854
ATM revenue	5,863	5,941	16,976	17,274
Subtotal	59,112	61,565	170,378	179,480
Leasing and equipment finance	24,383	28,778	69,432	67,591
Gains on sales of auto loans, net	14,863	7,140	30,603	22,421
Gains on sales of consumer real estate loans, net	8,762	4,152	28,619	16,347
Servicing fee income	5,880	3,619	15,079	9,503
Other	3,170	986	8,341	3,384
Fees and other revenue	116,170	106,240	322,452	298,726
(Losses) gains on securities, net	(94)	(80)	1,047	(80)
Total non-interest income	116,076	106,160	323,499	298,646
Non-interest expense:
Compensation and employee benefits	112,393	110,833	337,146	320,599
Occupancy and equipment	34,121	33,253	103,276	99,190
FDIC insurance	7,292	8,102	22,480	24,174
Operating lease depreciation	7,434	6,706	20,274	18,491
Advertising and marketing	5,336	4,593	16,676	15,857
Deposit account premiums	320	664	1,121	1,866
Other	47,888	43,730	131,841	123,615
Subtotal	214,784	207,881	632,814	603,792
Foreclosed real estate and repossessed assets, net	5,315	4,162	17,126	21,884
Other credit costs, net	(411)	189	79	(876)
Total non-interest expense	219,688	212,232	650,019	624,800
Income before income tax expense	84,829	68,953	244,895	179,032
Income tax expense	30,791	24,551	88,755	61,554
Income after income tax expense	54,038	44,402	156,140	117,478
Income attributable to non-controlling interest	1,721	1,607	5,941	5,805
Net income attributable to TCF Financial Corporation	52,317	42,795	150,199	111,673
Preferred stock dividends	4,847	4,847	14,541	14,218
Net income available to common stockholders	$47,470	$37,948	$135,658	$97,455
Net income per common share:
Basic	$0.29	$0.24	$0.83	$0.61
Diluted	$0.29	$0.23	$0.83	$0.60

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income attributable to TCF Financial Corporation	$52,317	$42,795	$150,199	$111,673
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period	(862)	850	19,652	(47,399)
Reclassification of net losses (gains) to net income	254	—	(375)	—
Net investment hedge:
Unrealized gains (losses) arising during the period	1,849	(647)	1,677	764
Foreign currency translation adjustment:
Unrealized (losses) gains arising during the period	(2,066)	615	(2,043)	(980)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(12)	(11)	(35)	(35)
Income tax (expense) benefit	(464)	(72)	(7,879)	17,609
Total other comprehensive (loss) income	(1,301)	735	10,997	(30,041)
Comprehensive income	$51,016	$43,530	$161,196	$81,632

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	(Loss) Income	and Other	Total	Interests	Equity
Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income attributable to TCF Financial Corporation	—	—	—	—	—	111,673	—	—	111,673	5,805	117,478
Other comprehensive loss	—	—	—	—	—	—	(30,041)	—	(30,041)	—	(30,041)
Net distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(5,797)	(5,797)
Dividends on preferred stock	—	—	—	—	—	(14,218)	—	—	(14,218)	—	(14,218)
Dividends on common stock	—	—	—	—	—	(24,148)	—	—	(24,148)	—	(24,148)
Grants of restricted stock	—	494,277	—	5	(6)	—	—	—	(1)	—	(1)
Common shares purchased by TCF employee benefit plans	—	1,070,506	—	10	15,224	—	—	—	15,234	—	15,234
Cancellation of shares of restricted stock	—	(111,873)	—	—	(274)	25	—	—	(249)	—	(249)
Cancellation of common shares for tax withholding	—	(60,756)	—	(1)	(870)	—	—	—	(871)	—	(871)
Net amortization of stock compensation	—	—	—	—	7,688	—	—	—	7,688	—	7,688
Stock compensation tax expense	—	—	—	—	(475)	—	—	—	(475)	—	(475)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	243	—	—	(243)	—	—	—
Balance, September 30, 2013	4,006,900	164,820,917	$263,240	$1,648	$771,570	$950,777	$(17,598)	$(41,672)	$1,927,965	$13,278	$1,941,243

Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	—	—	—	—	—	150,199	—	—	150,199	5,941	156,140
Other comprehensive income	—	—	—	—	—	—	10,997	—	10,997	—	10,997
Net distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,887)	(2,887)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(24,512)	—	—	(24,512)	—	(24,512)
Grants of restricted stock	—	1,110,706	—	11	(11)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,109,887	—	11	17,791	—	—	—	17,802	—	17,802
Cancellation of shares of restricted stock	—	(70,790)	—	(1)	(326)	—	—	—	(327)	—	(327)
Cancellation of common shares for tax withholding	—	(200,943)	—	(2)	(3,260)	—	—	—	(3,262)	—	(3,262)
Net amortization of stock compensation	—	—	—	—	7,141	—	—	—	7,141	—	7,141
Exercise of stock options	—	47,000	—	1	739	—	—	—	740	—	740
Stock compensation tax benefit	—	—	—	—	1,382	—	—	—	1,382	—	1,382
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	6,681	—	—	(6,681)	—	—	—
Balance, September 30, 2014	4,006,900	167,160,721	$263,240	$1,672	$809,778	$1,088,992	$(16,216)	$(48,879)	$2,098,587	$14,845	$2,113,432

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$150,199	$111,673
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,140	95,576
Depreciation and amortization	95,428	85,229
Proceeds from sales of loans and leases held for sale	373,429	165,764
Gains on sales of assets, net	(60,784)	(43,805)
Net income attributable to non-controlling interest	5,941	5,805
Originations of loans held for sale, net of repayments	(451,304)	(242,890)
Net increase in other assets and accrued expenses and other liabilities	66,434	168,126
Other, net	(24,007)	(29,713)
Net cash provided by operating activities	195,476	315,765
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,485,383)	(859,419)
Purchases of equipment for lease financing	(654,671)	(631,545)
Purchase of inventory finance portfolios	—	(9,658)
Proceeds from sales of loans	1,469,077	956,406
Proceeds from sales of lease receivables	22,590	30,921
Proceeds from sales of securities	2,813	245
Purchases of securities	(136,341)	(48,034)
Proceeds from maturities of and principal collected on securities	42,377	80,295
Purchases of Federal Home Loan Bank stock	(71,000)	(5,789)
Redemption of Federal Home Loan Bank stock	80,928	25,975
Proceeds from sales of real estate owned	42,935	85,135
Purchases of premises and equipment	(32,988)	(24,479)
Other, net	21,248	22,430
Net cash used in investing activities	(698,415)	(377,517)
Cash flows from financing activities:
Net increase in deposits	737,299	374,244
Net (decrease) increase in short-term borrowings	(1,534)	5,630
Proceeds from long-term borrowings	1,840,008	176,168
Payments on long-term borrowings	(2,075,047)	(510,367)
Redemption of subordinated debt	(50,000)	(71,020)
Net distribution to non-controlling interest	(2,887)	(5,797)
Dividends paid on preferred stock	(14,541)	(14,218)
Dividends paid on common stock	(24,512)	(24,148)
Stock compensation tax benefit (expense)	1,382	(475)
Common shares sold to TCF employee benefit plans	17,802	15,234
Other, net	740	—
Net cash provided by (used in) financing activities	428,710	(54,749)
Net decrease in cash and due from banks	(74,229)	(116,501)
Cash and due from banks at beginning of period	915,076	1,100,347
Cash and due from banks at end of period	$840,847	$983,846
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$39,864	$47,292
Income taxes, net	$89,132	$(31,142)
Transfer of loans to other assets	$65,704	$84,910
Transfer of securities available for sale to securities held to maturity	$191,665	$—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Other Significant Accounting Policies

Securities Held to Maturity  Securities held to maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of securities available for sale to securities held to maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive loss and in the carrying value of the held to maturity investment security. Such amounts are then amortized over the remaining life of the transferred security as an adjustment of the yield on those securities. TCF periodically evaluates securities held to maturity for other than temporary impairment. Declines in value considered other than temporary, if any, would be recorded as non-interest income within (losses) gains on securities, net.

Note 2.  Cash and Due from Banks

At September 30, 2014 and December 31, 2013, TCF Bank was required by Federal Reserve regulations to maintain reserves of $86.5 million and $95.5 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings and foreign exchange contracts. TCF maintained restricted cash totaling $64.8 million and $46.1 million at September 30, 2014 and December 31, 2013, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At September 30, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$473,821	$ 462	$ 8,217	$ 466,066	$592,283	$ 1,131	$ 45,377	$548,037
Other	64	—	—	64	93	—	—	93
Other securities	—	—	—	—	1,642	1,292	—	2,934
Total securities available for sale	$473,885	$ 462	$ 8,217	$ 466,130	$594,018	$ 2,423	$ 45,377	$551,064
Weighted-average yield	2.62%				2.65%
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$210,410	$ 2,440	$ 146	$ 212,704	$ 14,610	$ —	$ —	$ 14,610
Other securities	4,961	—	—	4,961	5,302	—	—	5,302
Total securities held to maturity	$215,371	$ 2,440	$ 146	$ 217,665	$ 19,912	$ —	$ —	$ 19,912
Weighted-average yield	2.65%				3.43%

Gross realized gains of $29.0 thousand and $1.2 million were recognized on sales of securities available for sale during the third quarter and first nine months of 2014, respectively. There were no sales of securities available for sale during the first nine months of 2013. At September 30, 2014 and December 31, 2013, mortgage-backed securities with a carrying value of $15.0 million and $14.7 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the first nine months of 2014 or 2013.

Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

During the first nine months of 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF’s intent and ability to hold these securities to maturity. At September 30, 2014 and December 31, 2013, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive loss totaled $16.3 million and $0.3 million, respectively. These amounts are amortized over the remaining life of the transferred security. Other held to maturity securities consist primarily of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. During the first nine months of 2014 and 2013, TCF recorded an impairment charge of $0.1 million on held to maturity securities, which had a carrying value of $5.0 million and $5.6 million at September 30, 2014 and 2013, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale at September 30, 2014 and December 31, 2013 and securities held to maturity at September 30, 2014, aggregated by investment category and the length of time the securities were in a continuous loss position. There were no gross unrealized losses for securities held to maturity at December 31, 2013.

	At September 30, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$79,014	$162	$311,988	$8,055	$391,002	$8,217
Total securities available for sale	$79,014	$162	$311,988	$8,055	$391,002	$8,217

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$11,863	$146	$—	$—	$11,863	$146
Total securities held to maturity	$11,863	$146	$—	$—	$11,863	$146

	At December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377
Total securities available for sale	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity, at September 30, 2014 and December 31, 2013, are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2014			At December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in one year or less	$6	$6	11.63%	$—	$—	—%
Due in 1-5 years	88	89	4.61	138	140	5.24
Due in 5-10 years	85,802	85,937	1.93	24,328	24,543	2.17
Due after 10 years	387,989	380,098	2.77	567,910	523,447	2.67
No stated maturity	—	—	—	1,642	2,934	—
Total securities available for sale	$473,885	$466,130	2.62	$594,018	$551,064	2.65

Securities held to maturity:
Due in one year or less	$500	$500	2.00%	$—	$—	—%
Due in 1-5 years	2,500	2,500	3.08	3,000	3,000	2.90
Due after 10 years	212,371	214,665	2.65	16,912	16,912	3.52
Total securities held to maturity	$215,371	$217,665	2.65	$19,912	$19,912	3.43

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At September 30, 2014	At December 31, 2013	Percent Change
Consumer real estate:
First mortgage lien	$3,444,581	$3,766,421	(8.5)%
Junior lien	2,526,486	2,572,905	(1.8)
Total consumer real estate	5,971,067	6,339,326	(5.8)
Commercial:
Commercial real estate:
Permanent	2,452,931	2,604,673	(5.8)
Construction and development	191,306	139,024	37.6
Total commercial real estate	2,644,237	2,743,697	(3.6)
Commercial business	515,529	404,655	27.4
Total commercial	3,159,766	3,148,352	0.4
Leasing and equipment finance	3,632,793	3,428,755	6.0
Inventory finance	1,836,538	1,664,377	10.3
Auto finance	1,749,411	1,239,386	41.2
Other	24,003	26,743	(10.2)
Total loans and leases (1)	$16,373,578	$15,846,939	3.3

(1)   Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income, and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $43.7 million and $30.3 million at September 30, 2014 and December 31, 2013, respectively.

The consumer real estate junior lien portfolio was comprised of $2.1 billion of home equity lines of credit (“HELOCs”) and $450.4 million of amortizing junior lien mortgage loans at September 30, 2014, compared with $2.1 billion and $505.5 million at December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, $857.2 million and $969.2 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and draw periods of 5 to 40 years and, at September 30, 2014, 18.7% will mature prior to 2021. At September 30, 2014 and December 31, 2013, $1.2 billion and $1.1 billion, respectively, had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period, and will not convert to amortizing loans until 2021 or later.

During the nine months ended September 30, 2014 and 2013, TCF sold $966.3 million and $559.3 million, respectively, of consumer auto loans with servicing retained, received cash of $993.0 million and $544.2 million, respectively, and recognized gains of $31.5 million and $22.4 million, respectively. Related to these sales, TCF retained interest-only strips of $12.1 million and $42.2 million for the nine months ended September 30, 2014 and 2013, respectively. Total interest-only strips related to sales of auto loans totaled $51.6 million and $64.9 million at September 30, 2014 and December 31, 2013, respectively. TCF recorded impairment charges on these interest-only strips of $1.6 million and $5.2 million during the nine months ended September 30, 2014 and 2013, respectively, as a result of higher prepayments than originally assumed. Contractual recourse liabilities related to sales of auto loans totaled $0.7 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. In July 2014, TCF transferred consumer auto loans totaling $256.3 million with servicing retained to a trust in a securitization transaction, received cash proceeds of $266.7 million, and recognized gains of $7.4 million from the Company’s inaugural consumer auto loan securitization, which qualified for sale accounting and is included in the amounts above. This trust is considered a variable interest entity due to its limited capitalization and special purpose nature, however it is not consolidated as TCF is not the primary beneficiary because the Company does not have a variable interest in the trust. TCF’s auto loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $3.5 billion and $2.4 billion at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014 and 2013, TCF sold $805.2 million and $560.8 million, respectively, of consumer real estate loans, received cash of $828.6 million and $564.1 million, respectively, and recognized gains of $28.3 million and $16.3 million, respectively. Related to these sales, TCF retained interest-only strips of $9.1 million and $16.4 million for the nine months ended September 30, 2014 and 2013, respectively. Total interest-only strips related to sales of consumer real estate loans totaled $21.9 million and $19.6 million at September 30, 2014 and December 31, 2013, respectively. TCF had no impairment charges on these interest-only strips for the nine months ended September 30, 2014, and recorded impairment charges of $0.5 million on these interest-only strips during the nine months ended September 30, 2013. Contractual recourse liabilities related to sales of consumer real estate loans totaled $0.6 million at September 30, 2014 and December 31, 2013. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s consumer real estate loan managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and serviced for others, totaled $7.2 billion and $7.0 billion at September 30, 2014 and December 31, 2013, respectively.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payment receivables to third-party financial institutions at fixed rates. During the nine months ended September 30, 2014 and 2013, TCF sold $40.4 million and $43.4 million, respectively, of loans and minimum lease payment receivables, received cash of $41.4 million and $44.4 million, respectively, and recognized net gains of $0.3 million and net losses of $44.0 thousand, respectively. Related to these sales, TCF established servicing liabilities of $0.7 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, TCF had total servicing liabilities related to leasing and equipment finance of $1.6 million and $1.7 million, respectively. At September 30, 2014 and 2013, TCF had lease residuals related to sales of outstanding minimum lease payment receivables of $14.9 million and $15.2 million, respectively. TCF’s leasing and equipment finance loan managed portfolio, which includes portfolio loans and leases, loans held for sale, operating leases, and loans sold and serviced for others, totaled $3.9 billion and $3.7 billion at September 30, 2014 and December 31, 2013, respectively.

TCF’s agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency, and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the nine months ended September 30, 2014 and 2013, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealership that originated the loan requiring the dealer to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and lease losses. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended September 30, 2014:
Balance, beginning of quarter	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081
Charge-offs	(24,072)	(262)	(2,350)	(548)	(2,958)	(2,448)	(32,638)
Recoveries	1,912	406	1,157	284	494	1,448	5,701
Net (charge-offs) recoveries	(22,160)	144	(1,193)	(264)	(2,464)	(1,000)	(26,937)
Provision for credit losses	6,636	1,785	(391)	411	6,302	996	15,739
Other	(700)	—	—	(130)	(1,395)	—	(2,225)
Balance, end of quarter	$145,125	$33,290	$17,600	$9,556	$16,308	$779	$222,658

At or For the Three Months Ended September 30, 2013:
Balance, beginning of quarter	$181,052	$50,072	$17,975	$8,197	$7,509	$794	$265,599
Charge-offs	(20,452)	(7,286)	(1,733)	(216)	(1,281)	(2,550)	(33,518)
Recoveries	2,208	773	1,075	130	159	1,557	5,902
Net charge-offs	(18,244)	(6,513)	(658)	(86)	(1,122)	(993)	(27,616)
Provision for credit losses	15,377	3,505	899	390	3,430	1,001	24,602
Other	(215)	(426)	—	46	(705)	—	(1,300)
Balance, end of quarter	$177,970	$46,638	$18,216	$8,547	$9,112	$802	$261,285

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2014:
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(51,639)	(5,628)	(5,760)	(898)	(7,682)	(6,343)	(77,950)
Recoveries	5,319	785	2,845	661	1,109	4,523	15,242
Net charge-offs	(46,320)	(4,843)	(2,915)	(237)	(6,573)	(1,820)	(62,708)
Provision for credit losses	17,821	737	1,782	1,336	16,650	1,814	40,140
Other	(2,406)	(71)	—	(135)	(4,392)	—	(7,004)
Balance, end of period	$145,125	$33,290	$17,600	$9,556	$16,308	$779	$222,658

At or For the Nine Months Ended September 30, 2013:
Balance, beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(79,160)	(18,896)	(5,021)	(745)	(3,154)	(6,846)	(113,822)
Recoveries	6,743	2,085	2,909	318	431	5,022	17,508
Net charge-offs	(72,417)	(16,811)	(2,112)	(427)	(2,723)	(1,824)	(96,314)
Provision for credit losses	71,729	12,299	(709)	1,480	8,949	1,828	95,576
Other	(3,355)	(425)	—	(75)	(1,250)	—	(5,105)
Balance, end of period	$177,970	$46,638	$18,216	$8,547	$9,112	$802	$261,285

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At September 30, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,582	$26,530	$16,208	$9,129	$15,648	$774	$104,871
Individually evaluated for impairment	108,543	6,760	1,392	427	660	5	117,787
Total	$145,125	$33,290	$17,600	$9,556	$16,308	$779	$222,658
Loans and leases outstanding:
Collectively evaluated for impairment	$5,337,898	$3,018,148	$3,617,506	$1,833,058	$1,746,816	$23,912	$15,577,338
Individually evaluated for impairment	633,169	141,618	15,014	3,480	2,408	91	795,780
Loans acquired with deteriorated credit quality	—	—	273	—	187	—	460
Total	$5,971,067	$3,159,766	$3,632,793	$1,836,538	$1,749,411	$24,003	$16,373,578

	At December 31, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$54,449	$28,994	$17,093	$8,308	$10,528	$781	$120,153
Individually evaluated for impairment	121,581	8,473	1,640	284	95	4	132,077
Total	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Loans and leases outstanding:
Collectively evaluated for impairment	$5,673,518	$2,971,308	$3,412,769	$1,657,636	$1,238,556	$26,649	$14,980,436
Individually evaluated for impairment	665,808	177,044	15,139	6,741	470	94	865,296
Loans acquired with deteriorated credit quality	—	—	847	—	360	—	1,207
Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At September 30, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,250,937	$13,572	$1,010	$3,265,519	$179,062	$3,444,581
Junior lien	2,485,498	2,554	—	2,488,052	38,434	2,526,486
Total consumer real estate	5,736,435	16,126	1,010	5,753,571	217,496	5,971,067
Commercial:
Commercial real estate	2,602,645	—	4,117	2,606,762	37,475	2,644,237
Commercial business	514,463	—	—	514,463	1,066	515,529
Total commercial	3,117,108	—	4,117	3,121,225	38,541	3,159,766
Leasing and equipment finance	3,614,191	1,933	267	3,616,391	13,517	3,629,908
Inventory finance	1,833,507	78	32	1,833,617	2,921	1,836,538
Auto finance	1,743,209	2,445	1,161	1,746,815	2,408	1,749,223
Other	23,770	4	1	23,775	228	24,003
Subtotal	16,068,220	20,586	6,588	16,095,394	275,111	16,370,505
Portfolios acquired with deteriorated credit quality	3,063	10	—	3,073	—	3,073
Total	$16,071,283	$20,596	$6,588	$16,098,467	$275,111	$16,373,578

	At December 31, 2013
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$3,564,716	$19,815	$1,079	$3,585,610	$180,811	$3,766,421
Junior lien	2,531,151	3,532	—	2,534,683	38,222	2,572,905
Total consumer real estate	6,095,867	23,347	1,079	6,120,293	219,033	6,339,326
Commercial:
Commercial real estate	2,706,633	886	—	2,707,519	36,178	2,743,697
Commercial business	399,750	190	354	400,294	4,361	404,655
Total commercial	3,106,383	1,076	354	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,404,346	2,226	613	3,407,185	14,041	3,421,226
Inventory finance	1,661,798	29	21	1,661,848	2,529	1,664,377
Auto finance	1,236,678	1,105	773	1,238,556	470	1,239,026
Other	26,323	9	1	26,333	410	26,743
Subtotal	15,531,395	27,792	2,841	15,562,028	277,022	15,839,050
Portfolios acquired with deteriorated credit quality	7,870	14	5	7,889	—	7,889
Total	$15,539,265	$27,806	$2,846	$15,569,917	$277,022	$15,846,939

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Contractual interest due on non-accrual loans and leases	$6,720	$8,856	$20,259	$27,131
Interest income recognized on non-accrual loans and leases	2,531	2,346	6,411	10,140
Foregone interest income	$4,189	$6,510	$13,848	$16,991

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 and Chapter 13 bankruptcy proceedings which have not yet been discharged.

(In thousands)	At September 30, 2014	At December 31, 2013
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$61,602	$65,321
60+ days delinquent and accruing	101	682
Non-accrual	13,342	13,475
Total consumer real estate loans to customers in bankruptcy	$75,045	$79,478

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

Total TDR loans at September 30, 2014 and December 31, 2013 were $722.0 million and $796.5 million, respectively, of which $570.5 million and $632.8 million were accruing at September 30, 2014 and December 31, 2013, respectively. TCF held consumer real estate TDR loans of $611.3 million and $641.1 million at September 30, 2014 and December 31, 2013, respectively, of which $483.0 million and $506.6 million were accruing at September 30, 2014 and December 31, 2013, respectively. TCF also held $104.3 million and $147.1 million of commercial TDR loans at September 30, 2014 and December 31, 2013, respectively, of which $86.0 million and $120.9 million were accruing at September 30, 2014 and December 31, 2013, respectively. TDR loans for the remaining classes of finance receivables were not material at September 30, 2014 or December 31, 2013.

The amount of unfunded commitments to consumer real estate and commercial loans classified as TDRs was $3.6 million and $6.1 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the nine months ended September 30, 2014 and 2013, $11.1 million and $17.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended September 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.3 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%. For the three months ended September 30, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.6 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $12.9 million and $0.9 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. For the nine months ended September 30, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $13.1 million and $0.9 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%. The foregone interest income for the remaining classes of finance receivables was not material for the nine months ended September 30, 2014 and 2013.

The table below summarizes TDR loans that defaulted during the three and nine months ended September 30, 2014 and 2013, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)	Loan Balance (1)	Loan Balance (1)	Loan Balance (1)	Loan Balance (1)
Consumer real estate:
First mortgage lien	$703	$2,087	$3,068	$7,804
Junior lien	203	332	1,338	1,124
Total consumer real estate	906	2,419	4,406	8,928
Commercial:
Commercial real estate	—	3,340	3,814	5,296
Commercial business	127	—	127	—
Total commercial	127	3,340	3,941	5,296
Auto finance	113	14	237	18
Defaulted TDR loans modified during the applicable period	$1,146	$5,773	$8,584	$14,242
Total loans modified in the applicable period	$115,533	$246,530	$174,433	$361,649
Defaulted modified TDR loans as a percent of total loans modified in the applicable period	1.0%	2.3%	4.9%	3.9%

(1)   The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $95.7 million, or 19.8% of the outstanding balance, at September 30, 2014, and $103.3 million, or 20.4% of the outstanding balance, at December 31, 2013. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 6% to 25% in 2014 and 2013, depending on modification type and actual experience. At September 30, 2014, 1.0% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified loan terms is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at September 30, 2014, $74.1 million, or 57.8%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.7% were current. Of the non-accrual TDR balance at September 30, 2013, $82.4 million, or 63.5%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 72.6% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense. The allowance on accruing commercial TDR loans was $2.7 million, or 3.1% of the outstanding balance, at September 30, 2014, and $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013. No accruing commercial TDR loans were 60 days or more delinquent at September 30, 2014 and 2013.

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

The following table summarizes impaired loans.

	At September 30, 2014			At December 31, 2013
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$500,763	$467,648	$96,098	$553,736	$521,248	$107,841
Junior lien	79,498	67,432	11,772	85,309	72,548	12,989
Total consumer real estate	580,261	535,080	107,870	639,045	593,796	120,830
Commercial:
Commercial real estate	67,123	63,390	6,532	84,851	71,785	7,594
Commercial business	6,126	603	229	9,917	4,380	880
Total commercial	73,249	63,993	6,761	94,768	76,165	8,474
Leasing and equipment finance	7,566	7,566	697	8,238	8,238	717
Inventory finance	2,944	2,951	427	6,741	6,741	284
Auto finance	1,821	1,690	660	373	308	95
Other	99	90	3	97	94	4
Total impaired loans with an allowance recorded	665,940	611,370	116,418	749,262	685,342	130,404
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	94,246	69,436	—	59,233	43,025	—
Junior lien	32,970	6,740	—	26,710	4,306	—
Total consumer real estate	127,216	76,176	—	85,943	47,331	—
Commercial:
Commercial real estate	71,004	60,055	—	102,523	79,833	—
Commercial business	496	482	—	5,410	5,412	—
Total commercial	71,500	60,537	—	107,933	85,245	—
Inventory finance	529	529	—
Auto finance	1,359	718	—	317	162	—
Total impaired loans without an allowance recorded	200,604	137,960	—	194,193	132,738	—
Total impaired loans	$866,544	$749,330	$116,418	$943,455	$818,080	$130,404

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2014 and 2013 are included within the table below.

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$491,424	$3,537	$499,760	$4,716	$494,448	$11,169	$483,789	$12,152
Junior lien	70,131	825	65,003	1,001	69,990	2,618	57,657	2,315
Total consumer real estate	561,555	4,362	564,763	5,717	564,438	13,787	541,446	14,467
Commercial:
Commercial real estate	60,981	589	108,682	905	67,587	1,826	114,301	2,452
Commercial business	1,123	—	6,640	5	2,491	—	10,449	69
Total commercial	62,104	589	115,322	910	70,078	1,826	124,750	2,521
Leasing and equipment finance	7,913	2	5,797	3	7,902	54	6,550	45
Inventory finance	2,114	6	3,837	52	4,846	77	3,614	113
Auto finance	1,262	—	89	1	999	—	56	1
Other	89	1	31	1	93	4	34	4
Total impaired loans with an allowance recorded	635,037	4,960	689,839	6,684	648,356	15,748	676,450	17,151
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	54,008	991	67,369	386	56,230	1,726	91,520	1,758
Junior lien	4,817	360	10,519	319	5,523	899	14,933	1,356
Total consumer real estate	58,825	1,351	77,888	705	61,753	2,625	106,453	3,114
Commercial:
Commercial real estate	63,619	690	86,614	586	69,944	2,128	99,417	2,385
Commercial business	3,657	17	8,104	53	2,947	94	6,485	174
Total commercial	67,276	707	94,718	639	72,891	2,222	105,902	2,559
Inventory finance	832	9	—	—	265	54	—	—
Auto finance	675	—	154	—	440	—	145	—
Total impaired loans without an allowance recorded	127,608	2,067	172,760	1,344	135,349	4,901	212,500	5,673
Total impaired loans	$762,645	$7,027	$862,599	$8,028	$783,705	$20,649	$888,950	$22,824

Note 6.  Deposits

Deposits are summarized as follows.

	At September 30, 2014			At December 31, 2013
	Weighted- Average		% of	Weighted- Average		% of
(Dollars in thousands)	Rate	Amount	Total	Rate	Amount	Total
Checking:
Non-interest bearing	—%	$2,818,002	18.6%	—%	$2,642,600	18.3%
Interest bearing	0.04	2,257,307	14.8	0.06	2,337,851	16.2
Total checking	0.02	5,075,309	33.4	0.03	4,980,451	34.5
Savings	0.16	5,385,611	35.5	0.20	6,194,003	42.9
Money market	0.47	1,706,206	11.2	0.29	831,910	5.8
Total checking, savings and money market	0.13	12,167,126	80.1	0.14	12,006,364	83.2
Certificates of deposit	0.77	3,022,394	19.9	0.86	2,426,412	16.8
Total deposits	0.25	$15,189,520	100.0%	0.26	$14,432,776	100.0%

Certificates of deposit had the following remaining maturities at September 30, 2014.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$304,434	$183,821	$488,255
4-6 months	338,490	246,289	584,779
7-12 months	430,169	271,177	701,346
13-24 months	583,789	532,227	1,116,016
Over 24 months	52,155	79,843	131,998
Total	$1,709,037	$1,313,357	$3,022,394

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Amount	Rate		Amount	Rate
Short-term borrowings at:
Securities sold under repurchase agreements	$2,491	0.10%		$4,918	0.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	893	2.05		—	—
Total	$3,384	0.61		$4,918	0.10
Average daily balances for the period ended:
Federal Home Loan Bank advances	$99,451	0.26%		$14	0.34%
Federal funds purchased	333	0.38		660	0.34
Securities sold under repurchase agreements	5,808	0.17		5,713	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	3,268	1.90		1,298	2.57
Total	$108,860	0.30		$7,685	0.60
Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$250,000	N.A	.	$—	N.A	.
Securities sold under repurchase agreements	4,040	N.A	.	7,071	N.A	.
Line of Credit - TCF Commercial Finance Canada, Inc.	11,751	N.A	.	9,587	N.A	.

N.A. Not Applicable.

At September 30, 2014, the securities sold under short-term repurchase agreements were related to TCF Bank’s Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of   $13.6 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At September 30, 2014		At December 31, 2013
	Stated		Weighted-		Weighted-
(Dollars in thousands)	Maturity	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank advances	2014	$100,000	0.37%	$398,000	0.37%
	2015	125,000	0.38	200,000	0.33
	2016	547,000	0.71	497,000	0.76
	2017	150,000	0.21	75,000	0.21
Subtotal		922,000	0.55	1,170,000	0.52
Subordinated bank notes	2015	—	—	50,000	1.83
	2016	74,914	5.59	74,868	5.59
	2022	109,174	6.37	109,113	6.37
Subtotal		184,088	6.05	233,981	5.15
Discounted lease rentals	2014	8,241	3.84	26,275	4.06
	2015	29,245	3.81	18,866	3.96
	2016	23,635	3.79	13,319	3.92
	2017	16,119	3.71	8,281	3.69
	2018	5,996	3.66	1,689	3.45
	2019	946	3.64	76	3.31
Subtotal		84,182	3.78	68,506	3.94
Other long-term	2014	—	—	2,718	1.36
	2015	2,642	1.36	2,669	1.36
	2016	2,642	1.36	2,705	1.36
	2017	2,743	1.36	2,746	1.36
Subtotal		8,027	1.36	10,838	1.36
Total long-term borrowings		$1,198,297	1.63	$1,483,325	1.41

At September 30, 2014, TCF Bank had pledged loans secured by residential real estate, commercial real estate, and Federal Home Loan Bank (“FHLB”) stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At September 30, 2014, $400.0 million of FHLB advances outstanding were prepayable monthly at TCF’s option.

On March 17, 2014, TCF Bank redeemed at par $50.0 million of subordinated notes due 2015, since the notes no longer qualified for treatment as Tier 2 or supplementary capital prior to redemption.

The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.2 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At September 30, 2014, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 9.  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the nine months ended September 30, 2014.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2013	3,355,295	$ 6.16	-	$15.17	$ 11.09	1,626,000	$12.85	-	$15.75	4.36	$ 13.97
Granted	1,078,550	14.65	-	16.02	15.67	—	—	-	—	—	—
Exercised	—	—	-	—	—	(47,000)	15.75	-	15.75	—	15.75
Forfeited/canceled	(70,790)	6.80	-	15.78	12.82	—	—	-	—	—	—
Vested	(1,495,061)	8.35	-	14.90	11.21	—	—	-	—	—	—
Outstanding at September 30, 2014	2,867,994	6.16	-	16.02	12.71	1,579,000	12.85	-	15.75	3.23	13.91
Exercisable at September 30, 2014	N.A.				N.A.	1,579,000	12.85	-	15.75		13.91

N.A. Not applicable

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2013, and no stock options were subsequently issued through September 30, 2014.

Unrecognized stock compensation expense for restricted stock awards and options was $24.2 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.6 years at September 30, 2014.

At September 30, 2014, there were 1,080,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics, and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Note 10.  Employee Benefit Plans

The following table sets forth the net periodic benefit cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and TCF health care benefits for eligible retired employees (the “Postretirement Plan”) for the three and nine months ended September 30, 2014 and 2013.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest cost	$397	$323	$1,191	$969
Return on plan assets	(183)	(193)	(549)	(581)
Net periodic benefit plan cost	$214	$130	$642	$388

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest cost	$49	$43	$148	$131
Amortization of prior service cost	(12)	(11)	(35)	(35)
Net periodic benefit plan cost	$37	$32	$113	$96

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2014 or 2013. During the three and nine months ended September 30, 2014 and 2013, TCF paid $0.1 million and $0.3 million, respectively, for benefits under the Postretirement Plan.

Note 11.  Derivative Instruments

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

Upon origination of a derivative instrument, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”), or is not designated as a hedge. Changes in net investment hedges recorded within other comprehensive (loss) income are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is discontinued and any gain or loss included in other comprehensive (loss) income is reported in earnings immediately.

Net Investment Hedges  Foreign exchange contracts, which include forward contracts that settle within 30 days, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank.

Derivatives Not Designated as Hedges  TCF executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have original fixed maturity dates ranging from three to ten years.

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes, if any, in the valuation of this swap agreement, which has no determinable maturity date, are reflected in non-interest income.

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

TCF enters into interest rate lock commitments (“IRLCs”) in conjunction with certain consumer real estate loans. These IRLCs are agreements to extend credit under certain specified terms and conditions at fixed rates and have original lock expirations of up to 60 days. They are not designated as hedges and accordingly, changes in the valuation of these commitments are reflected in non-interest income.

The following tables summarize TCF’s outstanding derivative instruments as of September 30, 2014 and December 31, 2013. See Note 12, Fair Value Measurement for additional information.

	At September 30, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented (1)
Derivative Assets:
Net investment hedges	$40,551	$689	$—	$689
Forward foreign exchange contracts not designated as hedges	505,551	9,256	(2,580)	6,676
Swap agreements	83,459	968	—	968
Interest rate lock commitments	8,840	159	—	159
Total derivative assets		$11,072	$(2,580)	$8,492
Derivative Liabilities:
Swap agreements	$97,817	$1,663	$(1,663)	$—
Interest rate lock commitments	139	—	—	—
Total derivative liabilities		$1,663	$(1,663)	$—

	At December 31, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented (1)
Derivative Assets:
Forward foreign exchange contracts not designated as hedges	$98,847	$151	$(151)	$—
Swap agreements	13,500	131	—	131
Total derivative assets		$282	$(151)	$131
Derivative Liabilities:
Net investment hedges	$32,761	$87	$—	$87
Forward foreign exchange contracts not designated as hedges	363,475	834	—	834
Swap agreements	41,358	1,031	(1,031)	—
Total derivative liabilities		$1,952	$(1,031)	$921

(1) All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Consolidated Statements of Income:
Non-interest income:
Swap agreements	$10	$—	$(40)	$—
Interest rate lock commitments	159	—	159	—
Non-interest expense:
Forward foreign exchange contracts not designated as hedges	21,533	(9,424)	20,882	11,237
Net realized gain (loss)	$21,702	$(9,424)	$21,001	$11,237
Consolidated Statements of Comprehensive Income:
Other comprehensive (loss) income:
Net investment hedges	$1,849	$(647)	$1,677	$764
Net unrealized gain (loss)	$1,849	$(647)	$1,677	$764

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

At September 30, 2014, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $151.8 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $3.0 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at September 30, 2014.

At September 30, 2014, TCF had posted $4.2 million of cash collateral related to its swap agreements and had received $2.6 million of cash collateral related to its forward foreign exchange contracts.

Note 12.  Fair Value Measurement

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. The Company’s fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, certain loans held for sale, forward loan sales commitments, and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. Certain securities held to maturity, loans, other real estate owned, repossessed and returned assets and interest-only strips are recorded at fair value on a non-recurring basis.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at September 30, 2014
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$466,066	$—	$466,066
Other	—	—	64	64
Forward foreign exchange contracts	—	9,945	—	9,945
Swap agreements	—	968	—	968
Loans and leases held for sale	—	—	182	182
Interest rate lock commitments	—	—	159	159
Forward loan sales commitments	—	—	3	3
Assets held in trust for deferred compensation plans	17,904	—	—	17,904
Total assets	$17,904	$476,979	$408	$495,291
Swap agreements	$—	$1,009	$654	$1,663
Forward loan sales commitments	—	—	15	15
Liabilities held in trust for deferred compensation plans	17,904	—	—	17,904
Total liabilities	$17,904	$1,009	$669	$19,582
Non-recurring Fair Value Measurements:
Loans	$—	$—	$212,021	$212,021
Other real estate owned:
Consumer	—	—	39,887	39,887
Commercial	—	4,839	7,343	12,182
Repossessed and returned assets	—	1,920	934	2,854
Interest-only strips	—	—	18,311	18,311
Securities held to maturity	—	—	1,561	1,561
Total non-recurring fair value measurements	$—	$6,759	$280,057	$286,816

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$548,037	$—	$548,037
Other	—	—	93	93
Other securities	2,934	—	—	2,934
Forward foreign exchange contracts	—	151	—	151
Swap agreements	—	131	—	131
Assets held in trust for deferred compensation plans	16,724	—	—	16,724
Total assets	$19,658	$548,319	$93	$568,070
Forward foreign exchange contracts	$—	$921	$—	$921
Swap agreements	—	132	899	1,031
Liabilities held in trust for deferred compensation plans	16,724	—	—	16,724
Total liabilities	$16,724	$1,053	$899	$18,676
Non-recurring Fair Value Measurements:
Loans	$—	$—	$214,183	$214,183
Other real estate owned:
Consumer	—	—	40,355	40,355
Commercial	—	—	14,088	14,088
Repossessed and returned assets	—	1,537	730	2,267
Interest-only strips	—	—	33,098	33,098
Securities held to maturity	—	—	1,902	1,902
Total non-recurring fair value measurements	$—	$1,537	$304,356	$305,893

(1) Based on readily available market prices.

(2) Based on observable market prices.

(3) Based on valuation models that use significant assumptions that are not observable in an active market.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets and/or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the periods ended September 30, 2014 and 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended September 30,
	2014		2013
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of quarter	$81	$(737)	$104	$(1,064)
Principal paydowns / settlements	(17)	83	(6)	82
Total gains (losses) recorded in income	344	(15)	—	—
Asset (liability) balance, end of quarter	$408	$(669)	$98	$(982)

	Nine Months Ended September 30,
	2014		2013
(In thousands)	Assets	Liabilities	Assets	Liabilities
Balance, beginning of period	$93	$(899)	$127	$(1,227)
Principal paydowns / settlements	(29)	245	(29)	245
Total gains (losses) recorded in income	344	(15)	—	—
Asset (liability) balance, end of period	$408	$(669)	$98	$(982)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale  Securities available for sale consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other mortgage-backed securities for which there is little or no market activity, categorized as Level 3, is determined using internal pricing methods. The fair value of other securities, categorized as Level 1, is determined using quoted prices from the New York Stock Exchange.

Forward Foreign Exchange Contracts  TCF’s forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance. The risk of counterparty non-performance is based on external assessments of credit risk. The fair value of these contracts, categorized as Level 2, is based on observable transactions, but not quoted markets. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

Swap Agreements  TCF executes interest rate swaps with commercial banking customers to facilitate the customer’s risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also entered into a swap agreement related to the sale of TCF’s Visa Class B stock, categorized as Level 3. The value of the Visa swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

Loans and Leases Held for Sale  Certain loans and leases held for sale, categorized as Level 3, are carried at fair value under the elected fair value option. TCF relies on internal valuation models, which utilize quoted investor prices to estimate the fair value.

Interest Rate Lock Commitments and Forward Loan Sales Commitments  TCF’s interest rate lock commitments are derivative instruments which are carried at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also carried at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments.The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

Assets and Liabilities Held in Trust for Deferred Compensation Plans  Assets held in trust for deferred compensation plans include investments in publicly traded stocks, excluding TCF common stock reported in treasury and other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based upon prices obtained from independent asset pricing services based on active markets.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans  Loans for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3, are valued based on the fair value of that collateral. Such loans include impaired loans as well as certain delinquent non-accrual consumer real estate and auto finance loans. The fair value of the collateral is determined based on internal estimates and assessments provided by third-party appraisers.

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of other real estate owned is based on independent appraisals, real estate brokers’ price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $2.8 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, and these amounts were included in foreclosed real estate and repossessed assets, net expense.

Interest-Only Strips  The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows retained by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that TCF believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strips may fluctuate significantly from period to period.

Securities Held to Maturity  The fair value of certain securities held to maturity, categorized as Level 3, is estimated based on discounted cash flows using current market rates and consideration of credit exposure. There is no observable secondary market for these securities.

Note 13.  Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2014 and December 31, 2013, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Level in Fair Value	At September 30, 2014		At December 31, 2013
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	1	$ 840,847	$ 840,847	$ 915,076	$ 915,076
Investments	2	84,478	84,478	94,326	94,326
Securities held to maturity	2	210,410	212,704	14,610	14,610
Securities held to maturity	3	4,961	4,961	5,302	5,302
Securities available for sale	1	—	—	2,934	2,934
Securities available for sale	2	466,066	466,066	548,037	548,037
Securities available for sale	3	64	64	93	93
Forward foreign exchange contracts (1)	2	7,365	9,945	—	151
Swap agreements (1)	2	968	968	131	131
Loans and leases held for sale	3	156,390	164,468	79,768	84,341
Interest rate lock commitments	3	159	159	—	—
Forward loan sales commitments	3	3	3	—	—
Interest-only strips (2)	3	73,538	76,439	84,561	85,265
Loans:
Consumer real estate	3	5,971,067	6,014,265	6,339,326	6,279,328
Commercial real estate	3	2,644,237	2,602,531	2,743,697	2,673,825
Commercial business	3	515,529	492,897	404,655	392,947
Equipment finance	3	1,748,418	1,731,549	1,546,134	1,534,905
Inventory finance	3	1,836,538	1,824,609	1,664,377	1,653,345
Auto finance	3	1,749,411	1,757,503	1,239,386	1,256,357
Other	3	24,003	20,532	26,743	25,216
Allowance for loan losses (3)	N.A.	(222,658)	—	(252,230)	—
Total financial instrument assets		$16,111,794	$16,304,988	$15,456,926	$15,566,189
Financial instrument liabilities:
Checking, savings and money market deposits	1	$12,167,126	$12,167,126	$12,006,364	$12,006,364
Certificates of deposit	2	3,022,394	3,036,392	2,426,412	2,434,946
Short-term borrowings	1	3,384	3,384	4,918	4,918
Long-term borrowings	2	1,190,270	1,210,009	1,472,487	1,496,017
Long-term borrowings	3	8,027	8,027	10,838	10,838
Forward foreign exchange contracts (1)	2	—	—	921	921
Swap agreements (1)	2	—	1,009	—	132
Swap agreement (1)	3	—	654	—	899
Forward loan sales commitments	3	15	15	—	—
Total financial instrument liabilities		$16,391,216	$16,426,616	$15,921,940	$15,955,035
Financial instruments with off-balance sheet risk: (4)
Commitments to extend credit	2	$ 26,305	$ 26,305	$ 29,057	$ 29,057
Standby letters of credit	2	(46)	(46)	(52)	(52)
Total financial instruments with off-balance sheet risk		$ 26,259	$ 26,259	$ 29,005	$ 29,005

N.A. Not Applicable.

(1)  Contracts are carried at fair value, net of the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)  Carrying amounts are included in other assets.

(3)  Expected credit losses are included in the estimated fair values.

(4)  Positive amounts represent assets, negative amounts represent liabilities.

The carrying amounts of cash and due from banks approximate their fair values due to the short period of time until their expected realization. Securities available for sale, forward foreign exchange contracts, swap agreements, certain loans and leases held for sale, interest rate lock commitments and forward loan sales commitments are carried at fair value (see Note 12, Fair Value Measurement). Certain financial instruments, including lease financings and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments  The carrying value of investments in FHLB stock and Federal Reserve Bank stock, categorized as Level 2, approximates fair value.

Securities Held to Maturity  Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other securities, categorized as Level 3, is estimated based on discounted cash flows using current market rates and consideration of credit exposure or other internal pricing methods. There is no observable secondary market for these securities.

Securities Available for Sale  Securities available for sale consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other mortgage-backed securities for which there is little or no market activity, categorized as Level 3, is determined using internal pricing methods. The fair value of other securities, categorized as Level 1, is determined using quoted prices from the New York Stock Exchange.

Forward Foreign Exchange Contracts  TCF’s forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance. The risk of counterparty non-performance is based on external assessments of credit risk. The fair value of these contracts, categorized as Level 2, is based on observable transactions, but not quoted markets.

Swap Agreements  TCF executes interest rate swaps with commercial banking customers to facilitate the customer’s risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also entered into a swap agreement related to the sale of TCF’s Visa Class B stock, categorized as Level 3. The value of the Visa swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Loans and Leases Held for Sale  Certain loans and leases held for sale are carried at the lower of cost or fair value. The cost of loans held for sale includes the unpaid principal balance, net of deferred loan fees and costs. Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality. Other loans and leases held for sale are carried at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these loans. Loans and leases held for sale are categorized as Level 3.

Interest Rate Lock Commitments and Forward Loan Sales Commitments  TCF’s interest rate lock commitments are derivative instruments which are carried at fair value. The related forward loan sales commitments are also carried at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

Interest-Only Strips  The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows retained by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that TCF believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strips may fluctuate significantly from period to period.

Loans  The fair value of loans, categorized as Level 3, is estimated based on discounted expected cash flows and recent sales of similar loans. The discounted cash flows include assumptions for prepayment estimates over each loan’s remaining life, consideration of the current interest rate environment compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. TCF also uses pricing data from recent sales of loans with similar risk characteristics as data points to validate the assumptions used in estimating the fair value of certain loans.

Deposits  The fair value of checking, savings and money market deposits, categorized as Level 1, is deemed equal to the amount payable on demand. The fair value of certificates of deposit, categorized as Level 2, is estimated based on discounted cash flows using currently offered market rates. The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

Borrowings  The carrying amounts of short-term borrowings, categorized as Level 1, approximate their fair values. The fair value of TCF’s long-term borrowings, categorized as Level 2, is estimated based on observable market prices and discounted cash flows using interest rates for borrowings of similar remaining maturities and characteristics. The fair value of other long-term borrowings, categorized as Level 3, is based on unobservable inputs determined at the time of origination.

Financial Instruments with Off-Balance Sheet Risk  The fair value of TCF’s commitments to extend credit and standby letters of credit, categorized as Level 2, is estimated using fees currently charged to enter into similar agreements, as commitments and standby letters of credit similar to TCF’s are not actively traded. Substantially all commitments to extend credit and standby letters of credit have floating interest rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

Note 14.  Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2014	2013	2014	2013
Basic Earnings Per Common Share
Net income attributable to TCF Financial Corporation	$52,317	$42,795	$150,199	$111,673
Preferred stock dividends	(4,847)	(4,847)	(14,541)	(14,218)
Net income available to common stockholders	47,470	37,948	135,658	97,455
Earnings allocated to participating securities	12	18	35	54
Earnings allocated to common stock	$47,458	$37,930	$135,623	$97,401
Weighted-average shares outstanding	166,902,605	164,532,405	166,306,915	164,014,293
Restricted stock	(3,001,529)	(3,312,206)	(2,995,932)	(3,176,137)
Weighted-average common shares outstanding for basic earnings per common share	163,901,076	161,220,199	163,310,983	160,838,156
Basic earnings per common share	$0.29	$0.24	$0.83	$0.61

Diluted Earnings Per Common Share
Earnings allocated to common stock	$47,458	$37,930	$135,623	$97,401
Weighted-average common shares outstanding used in basic earnings per common share calculation	163,901,076	161,220,199	163,310,983	160,838,156
Net dilutive effect of:
Non-participating restricted stock	322,210	761,404	250,060	680,389
Stock options	256,325	202,121	262,286	174,963
Weighted-average common shares outstanding for diluted earnings per common share	164,479,611	162,183,724	163,823,329	161,693,508
Diluted earnings per common share	$0.29	$0.23	$0.83	$0.60

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

For the three and nine months ended September 30, 2014, there were 4.1 million and 4.2 million, respectively, of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2013, there were 3.7 million and 4.0 million, respectively, of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15.  Business Segments

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

The following tables set forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support
(In thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Three Months Ended September 30, 2014:
Net interest income	$149,048	$56,017	$44	$(929)	$204,180
Provision for credit losses	14,593	1,146	—	—	15,739
Non-interest income	58,432	57,453	35,617	(35,426)	116,076
Non-interest expense	107,695	111,933	35,486	(35,426)	219,688
Income tax expense (benefit)	31,597	169	(46)	(929)	30,791
Income after income tax expense (benefit)	53,595	222	221	—	54,038
Income attributable to non-controlling interest	1,721	—	—	—	1,721
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$51,874	$222	$(4,626)	$—	$47,470
Total assets	$16,820,759	$5,894,521	$179,108	$(3,872,285)	$19,022,103
Revenues from external customers:
Interest income	$214,070	$5,633	$—	$—	$219,703
Non-interest income	58,432	57,438	206	—	116,076
Total	$272,502	$63,071	$206	$—	$335,779

At or For the Three Months Ended September 30, 2013:
Net interest income (expense)	$142,251	$58,112	$(2)	$(734)	$199,627
Provision for credit losses	23,490	1,112	—	—	24,602
Non-interest income	46,148	60,009	34,654	(34,651)	106,160
Non-interest expense	101,355	107,674	37,854	(34,651)	212,232
Income tax expense (benefit)	22,678	3,264	(657)	(734)	24,551
Income (loss) after income tax expense (benefit)	40,876	6,071	(2,545)	—	44,402
Income attributable to non-controlling interest	1,607	—	—	—	1,607
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$39,269	$6,071	$(7,392)	$—	$37,948
Total assets	$16,068,505	$7,740,924	$191,991	$(5,631,332)	$18,370,088
Revenues from external customers:
Interest income	$209,363	$6,090	$—	$—	$215,453
Non-interest income	46,148	59,996	16	—	106,160
Total	$255,511	$66,086	$16	$—	$321,613

			Support
(In thousands)	Lending	Funding	Services	Eliminations	Consolidated
At or For the Nine Months Ended September 30, 2014:
Net interest income	$443,245	$170,657	$98	$(2,445)	$611,555
Provision for credit losses	37,950	2,190	—	—	40,140
Non-interest income	156,921	165,082	106,071	(104,575)	323,499
Non-interest expense	318,112	329,170	107,312	(104,575)	650,019
Income tax expense (benefit)	89,506	1,710	(16)	(2,445)	88,755
Income (loss) after income tax expense (benefit)	154,598	2,669	(1,127)	—	156,140
Income attributable to non-controlling interest	5,941	—	—	—	5,941
Preferred stock dividends	—	—	14,541	—	14,541
Net income (loss) available to common stockholders	$148,657	$2,669	$(15,668)	$—	$135,658
Total assets	$16,820,759	$5,894,521	$179,108	$(3,872,285)	$19,022,103
Revenues from external customers:
Interest income	$637,851	$16,570	$—	$—	$654,421
Non-interest income	156,921	165,037	1,541	—	323,499
Total	$794,772	$181,607	$1,541	$—	$977,920

At or For the Nine Months Ended September 30, 2013:
Net interest income (expense)	$422,883	$180,115	$(2)	$(2,234)	$600,762
Provision for credit losses	93,557	2,019	—	—	95,576
Non-interest income	123,831	174,764	98,885	(98,834)	298,646
Non-interest expense	297,386	322,728	103,520	(98,834)	624,800
Income tax expense (benefit)	53,542	10,816	(570)	(2,234)	61,554
Income (loss) after income tax expense (benefit)	102,229	19,316	(4,067)	—	117,478
Income attributable to non-controlling interest	5,805	—	—	—	5,805
Preferred stock dividends	—	—	14,218	—	14,218
Net income (loss) available to common stockholders	$96,424	$19,316	$(18,285)	$—	$97,455
Total assets	$16,068,505	$7,740,924	$191,991	$(5,631,332)	$18,370,088
Revenues from external customers:
Interest income	$629,925	$18,686	$—	$—	$648,611
Non-interest income	123,831	174,726	89	—	298,646
Total	$753,756	$193,412	$89	$—	$947,257

Note 16.  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission (“SEC”), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance.

Note 17.  Accumulated Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income and the related tax effects are presented in the tables below.

	Three Months Ended September 30,
	2014			2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized (losses) gains arising during the period	$(862)	$324	$(538)	$850	$(321)	$529
Reclassification of net losses to net income	254	(94)	160	—	—	—
Net unrealized (losses) gains	(608)	230	(378)	850	(321)	529
Net investment hedges:
Unrealized gains (losses) arising during the period	1,849	(698)	1,151	(647)	245	(402)
Foreign currency translation adjustment:(1)
Unrealized (losses) gains arising during the period	(2,066)	—	(2,066)	615	—	615
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(12)	4	(8)	(11)	4	(7)
Total other comprehensive (loss) income	$(837)	$(464)	$(1,301)	$807	$(72)	$735

	Nine Months Ended September 30,
	2014			2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$19,652	$(7,401)	$12,251	$(47,399)	$17,885	$(29,514)
Reclassification of net gains to net income	(375)	142	(233)	—	—	—
Net unrealized gains (losses)	19,277	(7,259)	12,018	(47,399)	17,885	(29,514)
Net investment hedges:
Unrealized gains arising during the period	1,677	(633)	1,044	764	(289)	475
Foreign currency translation adjustment:(1)
Unrealized losses arising during the period	(2,043)	—	(2,043)	(980)	—	(980)
Recognized postretirement prior service cost and transition obligation:
Net actuarial losses arising during the period	(35)	13	(22)	(35)	13	(22)
Total other comprehensive income (loss)	$18,876	$(7,879)	$10,997	$(47,650)	$17,609	$(30,041)

(1)          Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net losses and net gains to net income were recorded in (losses) gains on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 10, Employee Benefit Plans for additional information regarding TCF’s recognized postretirement prior service cost.

Accumulated other comprehensive (loss) income balances are presented in the tables below.

(In thousands)	Securities Available for Sale	Net Investment Hedge	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost and Transition Obligation	Total
At or For the Three Months Ended September 30, 2014:
Balance, beginning of quarter	$(14,587)	$484	$(1,033)	$221	$(14,915)
Other comprehensive (loss) income	(538)	1,151	(2,066)	(8)	(1,461)
Amounts reclassified from accumulated other comprehensive loss	160	—	—	—	160
Net other comprehensive (loss) income	(378)	1,151	(2,066)	(8)	(1,301)
Balance, end of quarter	$(14,965)	$1,635	$(3,099)	$213	$(16,216)
At or For the Three Months Ended September 30, 2013:
Balance, beginning of quarter	$(18,366)	$457	$(672)	$248	$(18,333)
Other comprehensive income (loss)	529	(402)	615	(7)	735
Net other comprehensive income (loss)	529	(402)	615	(7)	735
Balance, end of quarter	$(17,837)	$55	$(57)	$241	$(17,598)

(In thousands)	Securities Available for Sale	Net Investment Hedge	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost and Transition Obligation	Total
At or For the Nine Months Ended September 30, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	12,251	1,044	(2,043)	(22)	11,230
Amounts reclassified from accumulated other comprehensive loss	(233)	—	—	—	(233)
Net other comprehensive income (loss)	12,018	1,044	(2,043)	(22)	10,997
Balance, end of period	$(14,965)	$1,635	$(3,099)	$213	$(16,216)
At or For the Nine Months Ended September 30, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive (loss) income	(29,514)	475	(980)	(22)	(30,041)
Net other comprehensive (loss) income	(29,514)	475	(980)	(22)	(30,041)
Balance, end of period	$(17,837)	$55	$(57)	$241	$(17,598)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“we,” “us,” “our”, “TCF,” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. References herein to “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis. At September 30, 2014, TCF had 382 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, Indiana and South Dakota (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks, and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest-cost deposits. TCF’s growth strategies include organic growth in existing businesses, development of new products and services, new branch expansion, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses funded through deposit generation.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 63.8% of TCF’s total revenue for the three months ended September 30, 2014. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF’s non-interest income sources, the Company continues to increase loan sales, primarily in auto finance and consumer real estate, to improve gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three and nine months ended September 30, 2014 and 2013, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 29 cents and 83 cents for the third quarter and first nine months of 2014, respectively, compared with diluted earnings per common share of 23 cents and 60 cents for the same periods in 2013. TCF reported net income of $52.3 million and $150.2 million for the third quarter and first nine months of 2014, respectively, compared with net income of $42.8 million and $111.7 million for the same periods in 2013.

Return on average assets was 1.15% and 1.11% for the third quarter and first nine months of 2014, respectively, compared with 0.97% and 0.86% for the same periods in 2013. Return on average common equity was 10.50% and 10.30% for the third quarter and first nine months of 2014, respectively, compared with 9.28% and 8.03% for the same periods in 2013.

Reportable Segment Results

Lending  TCF’s lending strategy is primarily to originate high credit quality secured loans and leases. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue and net income. Lending generated net income available to common stockholders of $51.9 million and $148.7 million for the third quarter and first nine months of 2014, respectively, compared with net income available to common stockholders of $39.3 million and $96.4 million for the same periods in 2013.

Lending net interest income for the third quarter and first nine months of 2014 was $149.0 million and $443.2 million, respectively, compared with $142.3 million and $422.9 million for the same periods in 2013. These increases were primarily driven by higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance businesses. This was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment, as well as lower average balances of higher yielding fixed-rate loans of that type in the commercial and consumer real estate portfolios due to run-off exceeding originations.

Lending provision for credit losses totaled $14.6 million and $38.0 million for the third quarter and first nine months of 2014, respectively, compared with $23.5 million and $93.6 million for the same periods in 2013. The decreases were primarily due to reduced reserve requirements in the consumer real estate portfolio along with improved credit quality in the commercial portfolio.

Lending non-interest income totaled $58.4 million and $156.9 million for the third quarter and first nine months of 2014, respectively, compared with $46.1 million and $123.8 million for the same periods in 2013. The increases were primarily due to an increase in gains on sales of auto loans and consumer real estate loans, along with increased servicing fee income.

Lending non-interest expense totaled $107.7 million and $318.1 million for the third quarter and first nine months of 2014, respectively, compared with $101.4 million and $297.4 million for the same periods in 2013. The increases were primarily due to increased staff levels to support the growth of auto finance and the investment in risk management.

Funding  TCF’s funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low-cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net income available to common stockholders of $0.2 million and $2.7 million for the third quarter and first nine months of 2014, respectively, compared with net income available to common stockholders of $6.1 million and $19.3 million for the same periods in 2013.

Funding net interest income for the third quarter and first nine months of 2014 was $56.0 million and $170.7 million, respectively, compared with $58.1 million and $180.1 million for the same periods in 2013. The decreases were primarily due to a reduction in interest income as a result of lower mortgage-backed securities balances, partially offset by the reduced cost of borrowings.

Funding non-interest income totaled $57.5 million and $165.1 million in the third quarter and first nine months of 2014, respectively, compared with $60.0 million and $174.8 million for the same periods in 2013. The decreases were primarily due to a reduction in fees and service charges due to customer behavior changes and higher average checking account balances per customer.

Funding non-interest expense totaled $111.9 million and $329.2 million in the third quarter and first nine months of 2014, respectively, compared with $107.7 million and $322.7 million for the same periods in 2013. The increases were primarily due to the investment in compliance and risk management.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 63.8% of TCF’s total revenue in the third quarter of 2014, compared with 65.3% in the third quarter of 2013. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends, and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest	Yields and Rates (1)	Average Balance	Interest	Yields and Rates (1)
Assets:
Investments and other	$493,309	$3,800	3.06%	$871,167	$4,104	1.87%
Securities held to maturity	217,114	1,445	2.66	5,518	57	4.15
Securities available for sale (2)	446,514	2,973	2.66	638,528	4,448	2.79
Loans and leases held for sale	301,512	5,881	7.74	156,593	2,965	7.51
Loans and leases:
Consumer real estate:
Fixed-rate	3,292,031	47,221	5.69	3,678,665	53,120	5.73
Variable-rate	2,813,848	36,556	5.15	2,723,947	34,987	5.10
Total consumer real estate	6,105,879	83,777	5.44	6,402,612	88,107	5.46
Commercial:
Fixed-rate	1,443,130	17,870	4.91	1,765,172	23,856	5.36
Variable- and adjustable-rate	1,701,005	16,787	3.92	1,517,708	15,747	4.12
Total commercial	3,144,135	34,657	4.37	3,282,880	39,603	4.79
Leasing and equipment finance	3,575,698	42,130	4.71	3,261,638	40,281	4.94
Inventory finance	1,806,271	28,137	6.18	1,637,538	24,820	6.01
Auto finance	1,603,392	17,601	4.36	973,418	11,544	4.70
Other	11,599	231	7.90	12,299	258	8.34
Total loans and leases (3)	16,246,974	206,533	5.05	15,570,385	204,613	5.22
Total interest-earning assets	17,705,423	220,632	4.95	17,242,191	216,187	4.98
Other assets (4)	1,148,033			1,060,409
Total assets	$18,853,456			$18,302,600
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,540,794			$1,435,958
Small business	823,273			777,538
Commercial and custodial	424,134			347,971
Total non-interest bearing deposits	2,788,201			2,561,467
Interest-bearing deposits:
Checking	2,307,066	236	0.04	2,292,133	350	0.06
Savings	5,506,895	2,088	0.15	6,238,462	3,574	0.23
Money market	1,527,820	2,288	0.59	822,094	588	0.28
Subtotal	9,341,781	4,612	0.20	9,352,689	4,512	0.19
Certificates of deposit	3,028,259	6,099	0.80	2,401,811	5,132	0.85
Total interest-bearing deposits	12,370,040	10,711	0.34	11,754,500	9,644	0.33
Total deposits	15,158,241	10,711	0.28	14,315,967	9,644	0.27
Borrowings:
Short-term borrowings	9,523	23	0.95	6,545	11	0.59
Long-term borrowings	1,060,135	4,789	1.80	1,609,211	6,171	1.53
Total borrowings	1,069,658	4,812	1.80	1,615,756	6,182	1.52
Total interest-bearing liabilities	13,439,698	15,523	0.46	13,370,256	15,826	0.47
Total deposits and borrowings	16,227,899	15,523	0.38	15,931,723	15,826	0.39
Other liabilities	537,864			455,911
Total liabilities	16,765,763			16,387,634
Total TCF Financial Corp. stockholders’ equity	2,071,140			1,899,282
Non-controlling interest in subsidiaries	16,553			15,684
Total equity	2,087,693			1,914,966
Total liabilities and equity	$18,853,456			$18,302,600
Net interest income and margin		$205,109	4.60		$200,361	4.62

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest	Yields and Rates (1)	Average Balance	Interest	Yields and Rates (1)
Assets:
Investments and other	$578,768	$11,839	2.73%	$803,659	$10,985	1.83%
Securities held to maturity	192,181	3,852	2.67	5,578	183	4.39
Securities available for sale (2)	440,727	8,941	2.70	656,513	13,880	2.82
Loans and leases held for sale	246,283	14,860	8.07	142,590	8,104	7.60
Loans and leases:
Consumer real estate:
Fixed-rate	3,394,126	144,125	5.68	3,800,608	166,155	5.84
Variable-rate	2,784,553	107,129	5.14	2,662,069	101,614	5.10
Total consumer real estate	6,178,679	251,254	5.44	6,462,677	267,769	5.54
Commercial:
Fixed-rate	1,505,730	56,869	5.05	1,832,463	73,047	5.33
Variable- and adjustable-rate	1,626,858	49,116	4.04	1,488,995	46,232	4.15
Total commercial	3,132,588	105,985	4.52	3,321,458	119,279	4.80
Leasing and equipment finance	3,504,194	124,185	4.73	3,232,873	121,184	5.00
Inventory finance	1,908,628	86,088	6.03	1,731,022	78,285	6.05
Auto finance	1,483,951	49,158	4.43	823,316	30,379	4.93
Other	12,299	703	7.64	12,996	797	8.21
Total loans and leases (3)	16,220,339	617,373	5.09	15,584,342	617,693	5.30
Total interest-earning assets	17,678,298	656,865	4.96	17,192,682	650,845	5.06
Other assets (4)	1,122,573			1,098,845
Total assets	$18,800,871			$18,291,527
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,552,477			$1,446,184
Small business	794,735			758,156
Commercial and custodial	400,010			334,978
Total non-interest bearing deposits	2,747,222			2,539,318
Interest-bearing deposits:
Checking	2,337,624	758	0.04	2,317,290	1,224	0.07
Savings	5,835,814	7,023	0.16	6,130,052	9,733	0.21
Money market	1,124,821	3,961	0.47	809,800	1,765	0.29
Subtotal	9,298,259	11,742	0.17	9,257,142	12,722	0.18
Certificates of deposit	2,773,254	15,883	0.77	2,362,274	15,454	0.87
Total interest-bearing deposits	12,071,513	27,625	0.31	11,619,416	28,176	0.32
Total deposits	14,818,735	27,625	0.25	14,158,734	28,176	0.27
Borrowings:
Short-term borrowings	108,860	248	0.30	7,487	27	0.47
Long-term borrowings	1,305,980	14,993	1.53	1,804,144	19,646	1.45
Total borrowings	1,414,840	15,241	1.44	1,811,631	19,673	1.45
Total interest-bearing liabilities	13,486,353	42,866	0.42	13,431,047	47,849	0.48
Total deposits and borrowings	16,233,575	42,866	0.35	15,970,365	47,849	0.40
Other liabilities	529,397			421,222
Total liabilities	16,762,972			16,391,587
Total TCF Financial Corp. stockholders’ equity	2,020,151			1,882,363
Non-controlling interest in subsidiaries	17,748			17,577
Total equity	2,037,899			1,899,940
Total liabilities and equity	$18,800,871			$18,291,527
Net interest income and margin		$613,999	4.64		$602,996	4.69

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(4)  Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $0.9 million, was $205.1 million for the third quarter of 2014, an increase of 2.4% from $200.4 million for the same period of 2013. This increase was primarily driven by higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance businesses, as well as a reduced cost of borrowings. This increase was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment, as well as lower average balances of higher yielding fixed-rate loans of that type in the commercial and consumer real estate portfolios due to run-off exceeding originations.

Net interest income, including the impact of tax-equivalent adjustments of $2.4 million, was $614.0 million for the first nine months of 2014, an increase of 1.8% from $603.0 million for the same period of 2013. This increase was primarily driven by higher average loan and lease balances in the auto finance, inventory finance, and leasing and equipment finance businesses, and reduced cost of borrowings and deposits. This increase was partially offset by reduced interest income due to lower consumer real estate loan average balances resulting from continued run-off of the first mortgage lien portfolio, as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable-rate loans due to marketplace demand.

Net interest margin was 4.60% and 4.62% for the third quarter of 2014 and 2013, respectively. Net interest margin was 4.64% and 4.69% for the first nine months of 2014 and 2013, respectively. The decreases were primarily due to continued margin compression resulting from the increasingly competitive low interest rate environment.

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

The following tables summarize the composition of TCF’s provision for credit losses for the third quarter and first nine months of 2014 and 2013.

	Three Months Ended September 30,				Change
(Dollars in thousands)	2014		2013		$	%
Consumer real estate	$6,636	42.2%	$15,377	62.5%	$(8,741)	(56.8)%
Commercial	1,785	11.4	3,505	14.2	(1,720)	(49.1)
Leasing and equipment finance	(391)	(2.5)	899	3.7	(1,290)	N.M.
Inventory finance	411	2.6	390	1.6	21	5.4
Auto finance	6,302	40.0	3,430	13.9	2,872	83.7
Other	996	6.3	1,001	4.1	(5)	(0.5)
Total	$15,739	100.0%	$24,602	100.0%	$(8,863)	(36.0)%

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2014		2013		$	%
Consumer real estate	$17,821	44.5%	$71,729	75.0%	$(53,908)	(75.2)%
Commercial	737	1.8	12,299	12.9	(11,562)	(94.0)
Leasing and equipment finance	1,782	4.4	(709)	(0.7)	2,491	N.M.
Inventory finance	1,336	3.3	1,480	1.5	(144)	(9.7)
Auto finance	16,650	41.5	8,949	9.4	7,701	86.1
Other	1,814	4.5	1,828	1.9	(14)	(0.8)
Total	$40,140	100.0%	$95,576	100.0%	$(55,436)	(58.0)%

N.M. Not Meaningful.

TCF provided $15.7 million and $40.1 million for credit losses during the third quarter and first nine months of 2014, respectively, compared with $24.6 million and $95.6 million for the same periods in 2013. The decreases were primarily due to decreased reserve requirements in the consumer real estate portfolio, along with improved credit quality in the commercial portfolio.

Net loan and lease charge-offs for the third quarter and first nine months of 2014 were $26.9 million, or 0.66% (annualized) of average loans and leases, and $62.7 million, or 0.52% (annualized) of average loans and leases, respectively, compared with $27.6 million, or 0.71% (annualized), and $96.3 million, or 0.82% (annualized), for the same periods in 2013. The decrease from the third quarter of 2013 was primarily due to improved credit quality in the commercial portfolio resulting in net recoveries for the third quarter of 2014. The decrease from the first nine months of 2013 was primarily driven by improved credit quality in the consumer real estate portfolio as home values improved and incident rates of default declined, as well as continued efforts to actively work out problem loans within the commercial portfolio.

For additional information, see “Consolidated Financial Condition Analysis — Credit Quality — Allowance for Loan and Lease Losses” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 36.2% and 34.6% of total revenues for the third quarter and first nine months of 2014, respectively, compared with 34.7% and 33.2% for the same periods in 2013, and is an important factor in TCF’s results of operations. Total fees and other revenue were $116.2 million and $322.5 million for the third quarter and first nine months of 2014, respectively, compared with $106.2 million and $298.7 million for the same periods in 2013.

Fees and Service Charges  Fees and service charges totaled $40.3 million and $114.9 million for the third quarter and first nine months of 2014, respectively, compared with $42.5 million and $123.4 million for the same periods in 2013. The decreases were primarily due to customer behavior changes and higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.0 million and $38.5 million for the third quarter and first nine months of 2014, respectively, compared with $13.2 million and $38.9 million for the same periods in 2013.

TCF is the 17th largest issuer of Visa consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended June 30, 2014, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card revenue represented 22.0% and 22.6% of banking fee revenue for the third quarter and first nine months of 2014, respectively, compared with 21.4% and 21.7% for the same periods in 2013.

Leasing and Equipment Finance  Leasing and equipment finance totaled $24.4 million and $69.4 million for the third quarter and first nine months of 2014, respectively, compared with $28.8 million and $67.6 million for the same periods in 2013. The decrease from the third quarter of 2013 and the increase from the first nine months of 2013 were primarily due to customer-driven events impacting sales-type lease revenue.

Gains on Sales of Auto Loans, Net  TCF sold $484.4 million and $966.3 million of auto loans and recognized gains of $15.3 million and $31.5 million for the third quarter and first nine months of 2014, respectively. Included in the third quarter and first nine months of 2014 is $256.3 million of loans sold related to the execution of the Company’s inaugural auto loan securitization, resulting in net gains of $7.4 million. TCF sold $182.5 million and $559.3 million of auto loans and recognized gains of $7.1 million and $22.4 million for the same periods in 2013.

Gains on Sales of Consumer Real Estate Loans, Net  TCF sold $233.6 million and $805.2 million of consumer real estate loans and recognized gains of $8.6 million and $28.3 million for the third quarter and first nine months of 2014, respectively. TCF sold $142.4 million and $560.8 million of consumer real estate loans and recognized gains of $4.2 million and $16.3 million for the same periods in 2013.

Servicing Fee Income  Servicing fee income was $5.9 million and $15.1 million for the third quarter and first nine months of 2014, respectively, compared with $3.6 million and $9.5 million for the same periods in 2013. The increases were primarily due to an increase in the portfolio of consumer real estate and auto loans sold with servicing retained by TCF.

Non-Interest Expense  Non-interest expense totaled $219.7 million and $650.0 million for the third quarter and first nine months of 2014, respectively, compared to $212.2 million and $624.8 million for the same periods in 2013.

Compensation and Employee Benefits  Compensation and employee benefits expense totaled $112.4 million and $337.1 million for the third quarter and first nine months of 2014, respectively, compared to $110.8 million and $320.6 million for the same periods in 2013. The increases were primarily due to increased staff levels to support the growth of auto finance and the investment in risk management.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $5.3 million and $17.1 million for the third quarter and first nine months of 2014, respectively, compared with $4.2 million and $21.9 million for the same periods in 2013. The increase from the third quarter of 2013 was primarily due to fewer gains on the sales of foreclosed consumer real estate properties and an increase in maintenance expense related to commercial properties. The decrease from the first nine months of 2013 was primarily driven by a reduction in write-downs of existing foreclosed properties as a result of improved property values as well as fewer consumer real estate owned properties.

Income Taxes  TCF recorded income tax expense of $30.8 million for the third quarter of 2014, or 36.3% of income before income tax expense, compared with $24.6 million, or 35.6%, for the same period in 2013. For the first nine months of 2014, income tax expense totaled $88.8 million, or 36.2% of income before income tax expense, compared with $61.6 million, or 34.4%, for the same period in 2013.

Consolidated Financial Condition Analysis

Loans and Leases  Total loans and leases were $16.4 billion at September 30, 2014, an increase of 3.3%, from $15.8 billion at December 31, 2013, primarily driven by growth in the auto finance, leasing and equipment finance, and inventory finance portfolios.

The consumer real estate portfolio consisted of $3.4 billion and $2.5 billion of first mortgage lien loans and junior lien loans, respectively, at September 30, 2014, a decrease of 8.5% and 1.8%, respectively, from $3.8 billion and $2.6 billion, respectively, at December 31, 2013. At September 30, 2014, 61.6% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 63.7% at December 31, 2013. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. Outstanding balances on consumer real estate lines of credit were $2.3 billion and $2.5 billion at September 30, 2014 and December 31, 2013, respectively. TCF’s consumer real estate lines of credit require regular payments of interest and do not currently require regular payments of principal. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate portfolio was 732 and 723 at September 30, 2014 and December 31, 2013, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 726 and 717 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, 45.3% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of 0.1%.

Commercial loans totaled $3.2 billion at September 30, 2014, an increase of 0.4% from $3.1 billion at December 31, 2013. With an emphasis on secured lending, 99.9% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at September 30, 2014, compared with 99.0% at December 31, 2013. At September 30, 2014, 89.5% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.7% at December 31, 2013.

The leasing and equipment finance portfolio consisted of $1.9 billion and $1.7 billion of leases and loans, respectively, at September 30, 2014, an increase of 0.1% and 13.1%, respectively, from $1.9 billion and $1.5 billion, respectively, at December 31, 2013. The uninstalled backlog of approved transactions was $446.9 million at September 30, 2014, compared with $454.4 million at December 31, 2013.

Inventory finance loans totaled $1.8 billion at September 30, 2014, an increase of 10.3% from $1.7 billion at December 31, 2013, primarily due to seasonal inventory increases within lawn and garden, combined with growth in new dealer relationships within other industries.

Auto finance loans totaled $1.7 billion at September 30, 2014, an increase of 41.2% from $1.2 billion at December 31, 2013. The increase was due to continued growth as the number of active dealers in the network is augmented through the expansion of the sales force and the penetration of existing territories. At September 30, 2014, the auto finance network included more than 10,100 active dealers in 50 states, compared with nearly 8,500 active dealers in 45 states at December 31, 2013. The auto finance portfolio consisted of 74.8% used car loans and 25.2% new car loans at September 30, 2014.

Credit Quality  The following sections summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio.

Past Due Loans and Leases  The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information for additional information.

	At September 30, 2014		At December 31, 2013
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate:
First mortgage lien	$14,582	0.45%	$20,894	0.58%
Junior lien	2,554	0.10	3,532	0.14
Total consumer real estate	17,136	0.30	24,426	0.40
Commercial real estate	4,117	0.16	886	0.03
Commercial business	—	—	544	0.14
Total commercial	4,117	0.13	1,430	0.05
Leasing and equipment finance	2,045	0.06	2,401	0.07
Inventory finance	110	0.01	50	—
Auto finance	3,606	0.21	1,877	0.15
Other	5	0.02	10	0.04
Subtotal	27,019	0.17	30,194	0.19
Delinquencies in acquired portfolios	165	2.27	458	1.64
Total	$27,184	0.17%	$30,652	0.20%

Loan Modifications  The following table provides a summary of accruing troubled debt restructuring (“TDR”) loans.

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Consumer real estate	$482,988	$506,640
Commercial	85,988	120,871
Leasing and equipment finance	911	1,021
Inventory finance	559	4,212
Other	90	93
Total	$570,536	$632,837
Over 60-day delinquency as a percentage of total accruing TDR loans	0.88%	1.28%

TCF modifies loans through forgiveness of interest or reductions in interest rates, extension of payment dates, or term extensions with reduction of contractual payments, but generally not through reductions of principal.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR loan. Modifications involving a concession that are not classified as TDR loans primarily include interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the table above reporting  loan modifications. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and the loan is performing based on the restructured terms.

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments for a period of time appropriate for the borrower’s financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower’s personal liability on the loan. Due to additional clarifying regulatory guidance adopted in the first quarter of 2014, these loans may now return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 47% of the original contractual interest due on accruing consumer real estate TDR loans during the third quarter of 2014, yielding 3.3%, by modifying the loan to a qualified customer instead of foreclosing on the property. At September 30, 2014, 1.0% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. Loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At September 30, 2014, 82.4% of total commercial TDR loans were accruing and TCF recognized more than 93% of the original contractual interest due on accruing commercial TDR loans during the third quarter of 2014. At September 30, 2014, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower’s financial position improve, the loan may become recoverable. At September 30, 2014, three TDR loans restructured as multiple notes with a combined total contractual balance of $21.9 million and a remaining book balance of $18.6 million are included in the preceding table.

For additional information regarding TCF’s loan modifications refer to Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Consumer real estate:
First mortgage lien	$179,062	$180,811
Junior lien	38,434	38,222
Total consumer real estate	217,496	219,033
Commercial:
Commercial real estate	37,475	36,178
Commercial business	1,066	4,361
Total commercial	38,541	40,539
Leasing and equipment finance	13,517	14,041
Inventory finance	2,921	2,529
Auto finance	2,408	470
Other	228	410
Total non-accrual loans and leases	$275,111	$277,022
Other real estate owned	67,614	68,874
Total non-accrual loans and leases and other real estate owned	$342,725	$345,896

Non-accrual loans and leases as a percentage of total loans and leases	1.68%	1.75%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	2.08	2.17

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	80.93	91.05

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

(In thousands)	At September 30, 2014	At December 31, 2013
Consumer real estate	$128,268	$134,487
Commercial	18,335	26,209
Leasing and equipment finance	2,336	2,447
Inventory finance	82	—
Auto finance	2,408	470
Other	—	1
Total	$151,429	$163,614

Non-accrual loans and leases at September 30, 2014 decreased $1.9 million, or 0.7%, from December 31, 2013, primarily due to continued efforts to actively work out commercial loans and improved credit quality in the commercial and consumer real estate portfolios.

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

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2014 are summarized in the following tables.

	At or For the Three Months Ended September 30, 2014
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of quarter	$210,402	$30,051	$16,093	$1,988	$1,468	$292	$260,294
Additions	60,915	14,140	3,508	3,775	1,234	25	83,597
Charge-offs	(22,051)	(262)	(1,793)	(264)	(32)	(28)	(24,430)
Transfers to other assets	(15,618)	—	(1,592)	(173)	(21)	—	(17,404)
Return to accrual status	(11,977)	—	(266)	(723)	—	—	(12,966)
Payments received	(4,400)	(5,591)	(1,986)	(1,180)	(241)	(61)	(13,459)
Other, net	225	203	(447)	(502)	—	—	(521)
Balance, end of quarter	$217,496	$38,541	$13,517	$2,921	$2,408	$228	$275,111

	At or For the Nine Months Ended September 30, 2014
			Leasing and
	Consumer		Equipment	Inventory	Auto
(In thousands)	Real Estate	Commercial	Finance	Finance	Finance	Other	Total
Balance, beginning of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022
Additions	148,908	26,755	14,285	6,723	2,531	69	199,271
Charge-offs	(44,908)	(5,605)	(3,826)	(452)	(53)	(44)	(54,888)
Transfers to other assets	(46,488)	(1,434)	(2,712)	(289)	(72)	(12)	(51,007)
Return to accrual status	(43,804)	—	(1,143)	(2,577)	—	—	(47,524)
Payments received	(14,600)	(21,853)	(6,676)	(2,521)	(468)	(176)	(46,294)
Sales	(1,275)	(607)	—	—	—	(18)	(1,900)
Other, net	630	746	(452)	(492)	—	(1)	431
Balance, end of period	$217,496	$38,541	$13,517	$2,921	$2,408	$228	$275,111

Credit Quality Risk Rating  TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. The credit quality risk ratings represent an additional characteristic that is closely monitored in the overall credit risk process. The credit quality risk ratings derived from standard regulatory rating definitions include: accruing non-classified (pass and special mention) and accruing classified (substandard and doubtful). Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At September 30, 2014
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$ 5,717,618	$ 3,959	$ 31,994	$ —	$ 5,753,571	$ 217,496	$ 5,971,067
Commercial	3,011,818	49,440	59,967	—	3,121,225	38,541	3,159,766
Leasing and equipment finance	3,588,420	17,398	13,458	—	3,619,276	13,517	3,632,793
Inventory finance	1,622,479	94,483	116,655	—	1,833,617	2,921	1,836,538
Auto finance	1,742,618	—	4,385	—	1,747,003	2,408	1,749,411
Other	23,764	8	3	—	23,775	228	24,003
Total loans and leases	$ 15,706,717	$ 165,288	$ 226,462	$ —	$ 16,098,467	$ 275,111	$ 16,373,578
Percent of total loans and leases	95.9%	1.0%	1.4%	—%	98.3%	1.7%	100.0%

	At December 31, 2013
	Accruing Non-classified		Accruing Classified		Total	Total	Total Loans
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases
Consumer real estate	$ 6,049,617	$ 21,309	$ 49,367	$ —	$ 6,120,293	$ 219,033	$ 6,339,326
Commercial	2,896,795	54,711	156,307	—	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,386,301	15,966	12,445	2	3,414,714	14,041	3,428,755
Inventory finance	1,509,960	87,024	64,864	—	1,661,848	2,529	1,664,377
Auto finance	1,236,405	—	2,511	—	1,238,916	470	1,239,386
Other	26,263	68	2	—	26,333	410	26,743
Total loans and leases	$ 15,105,341	$ 179,078	$ 285,496	$ 2	$ 15,569,917	$ 277,022	$ 15,846,939
Percent of total loans and leases	95.3%	1.1%	1.8%	—%	98.2%	1.8%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $501.6 million at September 30, 2014, a decrease of $60.9 million from December 31, 2013, primarily due to improving credit quality trends and continued efforts to actively work out problem loans in the commercial portfolio. Included in the table above are $74.1 million and $81.5 million of loans discharged in Chapter 7 bankruptcy that were not reaffirmed at September 30, 2014 and December 31, 2013, respectively.

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

The Company considers the allowance for loan and lease losses of $222.7 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2014. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At September 30, 2014		At December 31, 2013
		Allowance as		Allowance as
(Dollars in thousands)	Allowance	a % of Balance	Allowance	a % of Balance
Consumer real estate:
First mortgage lien	$116,771	3.39%	$133,009	3.53%
Junior lien	28,354	1.12	43,021	1.67
Consumer real estate	145,125	2.43	176,030	2.78
Commercial:
Commercial real estate	26,784	1.01	32,405	1.18
Commercial business	6,506	1.26	5,062	1.25
Total commercial	33,290	1.05	37,467	1.19
Leasing and equipment finance	17,600	0.48	18,733	0.55
Inventory finance	9,556	0.52	8,592	0.52
Auto finance	16,308	0.93	10,623	0.86
Other	779	3.25	785	2.94
Total allowance for loan and lease losses	222,658	1.36	252,230	1.59
Other credit loss reserves:
Reserves for unfunded commitments	936	N.A.	980	N.A.
Total credit loss reserves	$223,594	1.37	$253,210	1.60

N.A. Not Applicable.

At September 30, 2014, the allowance as a percent of total loans and leases decreased to 1.36%, compared with 1.59% at December 31, 2013. This decrease was driven by reduced reserves in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, and reduced reserves in the commercial portfolio as current period charge-offs are taken against previously reserved balances due to continued efforts to actively work out problem loans.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At September 30, 2014	December 31, 2013
Other real estate owned:(1)
Consumer real estate	$44,532	$47,637
Commercial real estate	23,082	21,237
Total other real estate owned	67,614	68,874
Repossessed and returned assets	4,052	3,505
Total other real estate owned and repossessed and returned assets	$71,666	$72,379

(1)          Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 260 owned properties and 136 foreclosed properties subject to redemption at September 30, 2014, compared with 336 owned properties and 143 foreclosed properties subject to redemption at December 31, 2013. The decrease in owned properties from December 31, 2013 resulted from sales of 517 properties, partially offset by the addition of 441 properties. The average length of time of consumer real estate properties sold during the third quarter of 2014 was approximately 5.6 months from the date the properties were listed for sale.

The changes in the amount of other real estate owned for the third quarter and first nine months of 2014 are summarized in the following table.

	At or For the Three Months Ended September 30, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of quarter	$42,745	$22,335	$65,080
Transferred in, net of charge-offs	14,854	—	14,854
Sales	(11,871)	(72)	(11,943)
Write-downs	(2,146)	(604)	(2,750)
Other, net	950	1,423	2,373
Balance, end of quarter	$44,532	$23,082	$67,614

	At or For the Nine Months Ended September 30, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$47,637	$21,237	$68,874
Transferred in, net of charge-offs	43,331	1,434	44,765
Sales	(43,155)	(2,312)	(45,467)
Write-downs	(5,252)	(3,427)	(8,679)
Other, net	1,971	6,150	8,121
Balance, end of period	$44,532	$23,082	$67,614

Deposits  Deposits totaled $15.2 billion at September 30, 2014, an increase of $756.7 million, or 5.2%, from December 31, 2013, primarily due to promotions for money market accounts and certificates of deposit.

Checking, savings and money market deposits are an important source of low interest-cost funds for TCF. These deposits totaled $12.2 billion at September 30, 2014, an increase of $160.8 million from December 31, 2013, and comprised 80.1% of total deposits at September 30, 2014, compared with 83.2% of total deposits at December 31, 2013. The average balance of these deposits for the third quarter of 2014 was $12.1 billion, an increase of $215.8 million from the $11.9 billion average balance for the third quarter of 2013. The average balance of these deposits for the first nine months of 2014 was $12.0 billion, an increase of $249.0 million from the $11.8 billion average balance for the first nine months of 2013.

Certificates of deposit totaled $3.0 billion at September 30, 2014, compared with $2.4 billion at December 31, 2013.

Non-interest bearing checking represented 18.6% of total deposits at September 30, 2014, compared with 18.3% at December 31, 2013. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 0.25% at September 30, 2014, compared with 0.26% at December 31, 2013. The decrease was primarily due to a reduction in weighted-average rates on various certificates of deposit, savings, and checking accounts, partially offset by increased weighted-average rates on various money market accounts.

Borrowings and Liquidity Management  Borrowings totaled $1.2 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively. The weighted-average rate on long-term borrowings was 1.63% and 1.41% at September 30, 2014 and December 31, 2013, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, from institutional sources under repurchase agreements and from other sources. At September 30, 2014, TCF had $2.2 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On March 17, 2014, TCF Bank redeemed the aggregate principal amount of $50.0 million of subordinated notes due 2015, since the notes no longer qualified for treatment as Tier 2 or supplementary capital prior to redemption.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary use of TCF’s funds.

TCF Bank had $492.0 million and $550.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2014 and December 31, 2013, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.1 billion at September 30, 2014 and December 31, 2013.

The primary source of funding for TCF Commercial Finance Canada, Inc. (“TCFCFC”) is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At September 30, 2014, TCFCFC had $0.9 million (USD) outstanding under the line of credit with the counterparty.

See Note 8 of Notes to Consolidated Financial Statements, Long-term Borrowings for additional information regarding TCF’s long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, securities issuances, and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends, are prudent, efficient, and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded. At September 30, 2014 and December 31, 2013, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements.

Preferred Stock  At September 30, 2014, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. At September 30, 2014, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 6.45%.

Equity  Total equity at September 30, 2014 was $2.1 billion, or 11.1% of total assets, compared with $2.0 billion, or 10.7% of total assets, at December 31, 2013. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended September 30, 2014 and 2013. TCF’s common dividend payout ratio was 17.2% and 21.3% for the quarters ended September 30, 2014 and 2013, respectively. TCF Financial’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2014, TCF had 5.4 million shares remaining in its stock repurchase program, which has no expiration, authorized by its Board of Directors, but would need approval from the Federal Reserve Board before repurchasing stock pursuant to this authorization.

Tangible common equity at September 30, 2014 was $1.6 billion, or 8.54% of total tangible assets, compared with $1.5 billion, or 8.03% of total tangible assets, at December 31, 2013. Tangible common equity and the Tier 1 common capital ratio are not financial measures recognized under generally accepted accounting principles in the United States (“GAAP”) (i.e., non-GAAP). Tangible common equity represents total equity less preferred shares, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets and the Tier 1 common capital ratio. These non-GAAP financial measures are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions, and also provide investors, regulators, and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity, tangible assets and Tier 1 common capital to the GAAP measures of total equity, total assets and Tier 1 risk-based capital, respectively.

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Computation of tangible common equity to tangible assets:
Total equity	$2,113,432	$1,964,759
Less: Non-controlling interest in subsidiaries	14,845	11,791
Total TCF Financial Corporation stockholders’ equity	2,098,587	1,952,968
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	5,062	6,326
Tangible common equity	$1,604,645	$1,457,762

Total assets	$19,022,103	$18,379,840
Less:
Goodwill	225,640	225,640
Other intangibles	5,062	6,326
Tangible assets	$18,791,401	$18,147,874
Tangible common equity to tangible assets	8.54%	8.03%
Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,902,785	$1,763,682
Total risk-weighted assets	16,351,204	15,455,706
Total Tier 1 risk-based capital ratio	11.64%	11.41%
Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,902,785	$1,763,682
Less:
Preferred stock	263,240	263,240
Qualifying non-controlling interest in subsidiaries	14,845	11,791
Total Tier 1 common capital	$1,624,700	$1,488,651
Total risk-weighted assets	$16,351,204	$15,455,706
Total Tier 1 common capital ratio	9.94%	9.63%

Recent Accounting Developments

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. If substantial doubt exists and is not alleviated, or if substantial doubt exists and is alleviated by consideration of management’s plans, footnote disclosures are required. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Annual Report on Form 10-K for the year ending December 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On August 8, 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which clarified that creditors should classify certain government-guaranteed mortgage loans upon foreclosure as a separate other receivable. The separate other receivable will be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this ASU will be required on a prospective or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On August 5, 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which amends guidance on the measurement of financial assets and financial liabilities of a consolidated collateralized financing entity. Under the ASU, a reporting entity that has consolidated a collateralized financing entity may elect to measure the financial assets and financial liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. When this measurement alternative is not elected, this ASU clarifies that the fair value of financial assets and financial liabilities should be measured in accordance with existing fair value guidance and any difference in the fair value of financial assets and financial liabilities should be reflected in earnings and attributed to the reporting entity. The adoption of this ASU will be required on a retrospective or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which makes limited amendments to guidance in Topic 860 on accounting for certain repurchase agreements. The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The adoption of this ASU, as it relates to accounting changes and disclosures for certain transfers of financial assets treated as sales will be required beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU, as it relates to disclosures for certain transfers of financial assets accounted for as secured borrowings, will be required beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2015. Upon adoption of this ASU, changes in accounting for transactions outstanding are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period, and disclosures are not required to be presented for comparative periods. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The adoption of this ASU will be required, either on a modified retrospective basis or on a prospective basis, beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Interchange Litigation On August 18, 2014, a group of trade associations and merchants (the “petitioners”) filed a writ of certiorari in the U.S. Supreme Court seeking review of the decision of the U.S. Court of Appeals, which largely upheld the Federal Reserve Board’s rules governing debit card interchange fees. The petitioners argued that the Federal Reserve Board’s consideration of costs other than per-transaction incremental costs in setting the interchange fee cap violates the plain language of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Supreme Court has not yet accepted the case for review.

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

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF’s deposit, lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, use by municipalities of eminent domain on underwater mortgages, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF’s fee revenue; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

Technological and Operational Matters  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change, including the failure to develop and maintain technology necessary to satisfy customer demands.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-3 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2014, net interest income is estimated to increase by 4.5%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $2.3 billion, or 12.1% of total assets, at September 30, 2014, compared with a positive $1.5 billion, or 8.4% of total assets, at December 31, 2013. This change is primarily due to a decrease in consumer and commercial fixed-rate loans, an increase in total checking and money market balances, and an increase in retail certificates of deposit with maturities greater than one year. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the $3.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2014 by approximately $64.0 million, or 22.2%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may impact net interest income or net interest margin in the future. TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $3.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2014, by approximately $36.0 million, or 12.5%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 to July 31, 2014
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	138,739	$16.13	N.A.	N.A.
August 1 to August 31, 2014
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	3,921	$15.46	N.A.	N.A.
September 1 to September 30, 2014
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.
Total
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	142,660	$16.11	N.A.	N.A.

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
Chief Financial Officer
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 5, 2014

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
10.1	Summary of Non-Employee Director Compensation [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed July 23, 2014]
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herewith