Form 10-K
period 2014-12-31
TCF FINANCIAL CORP
filed 2015-02-23
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,468,333,703.

As of February 17, 2015, there were 167,692,420 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on April 22, 2015 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (together with its subsidiaries, "TCF" or the "Company"), a Delaware corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank ("TCF Bank"), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets). TCF delivers retail banking products in over 40 states and commercial banking products mainly in TCF's primary banking markets. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries; commercial inventory finance business in all 50 states and Canada and, to a limited extent, in other foreign countries and indirect auto finance business in all 50 states. TCF generated total revenue, defined as net interest income plus total non-interest income, of $1.2 billion in the U.S. in each of 2014, 2013 and 2012. International revenue was $27.9 million, $25.3 million and $21.3 million in 2014, 2013 and 2012, respectively.

TCF had total assets of $19.4 billion as of December 31, 2014 and was the 45th largest publicly traded bank holding company in the United States based on total assets at September 30, 2014. References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week in all markets and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses funded through deposit generation, as well as expanding its junior lien lending business.

TCF's reportable segments are comprised of Lending, Funding and Support Services. Lending includes consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks. Support Services includes Holding Company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") – Results of Operations – Reportable Segment Results" and Note 22 of Notes to Consolidated Financial Statements, Business Segments, for information regarding revenue, income and assets for each of TCF's reportable segments.

Lending

TCF's lending strategy is to originate diversified portfolios of high credit quality, primarily secured, loans and leases.

Consumer Real Estate    TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation and financing of home improvements. TCF's retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a very limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or as a revolving line of credit. Loans are originated for investment and for sale to third party financial institutions. TCF does not have any consumer real estate subprime lending programs. TCF continues to expand its junior lien lending business through the development of a national lending platform focused on junior lien loans to high credit quality customers.

Commercial Real Estate and Business Lending    Commercial real estate loans are loans originated by TCF that are secured by commercial real estate, including multi-family housing, retail services, office buildings, warehouse and industrial buildings, health care facilities and commercial real estate construction loans, mainly to borrowers based in its primary banking markets.

Commercial business loans are loans originated by TCF that are secured by various types of business assets including inventory, receivables, equipment or financial instruments. In limited cases, loans may be originated on an unsecured basis. Commercial business loans are used for a variety of purposes, including working capital and financing the purchase of equipment. TCF continues to develop its capital funding business that began in 2012 specializing in secured, asset-backed and cash flow lending to smaller middle-market companies in the U.S. Approximately 67% of TCF's commercial business loans outstanding at December 31, 2014 were to borrowers based in its primary banking markets.

Leasing and Equipment Finance    TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicles, manufacturing, construction, medical, golf cart and turf, and technology and data processing. TCF's leasing and equipment finance businesses, TCF Equipment Finance, a division of TCF Bank, and Winthrop Resources Corporation ("Winthrop"), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech essential business equipment such as computers, servers, telecommunication equipment, medical equipment and other technology equipment.

Inventory Finance    TCF Inventory Finance, Inc. ("TCF Inventory Finance") originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation focuses on establishing relationships with distributors, dealer buying groups and manufacturers, giving TCF access to thousands of independent retailers in the areas of powersports, lawn and garden, electronics and appliances, recreational vehicles, marine and specialty vehicles. TCF Inventory Finance operates in all 50 states and Canada and, to a limited extent, in other foreign countries. TCF Inventory Finance's portfolio balances are impacted by seasonal shipments and sales activities as dealers receive inventory shipments in anticipation of the upcoming selling season while carrying current season product. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF maintains a 55% ownership interest in Red Iron, with Toro owning the other 45%.

Auto Finance    On November 30, 2011, TCF entered the indirect auto lending market through the acquisition of Gateway One Lending & Finance, LLC ("Gateway One"). Headquartered in Anaheim, California, Gateway One originates and services loans on new and used autos to customers through relationships established with more than 10,500 franchised and independent dealers in all 50 states. Loans are originated for investment and for sale. Gateway One's business strategy is to maintain strong relationships with key personnel at the dealerships. These relationships are a significant driver in generating volume and executing a high-touch underwriting approach to minimize credit losses.

Funding

Branch Banking    Deposits from consumers and small businesses are a primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF's primary banking markets through the offering of a broad selection of deposit products, including free checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plan accounts. TCF's marketing strategy emphasizes attracting deposits, primarily in checking accounts, savings accounts, money market accounts and certificates of deposit. Such deposit accounts are a source of low cost funds and provide fee income, including banking fees and service charges.

At December 31, 2014, TCF had 379 branches, consisting of 193 traditional branches, 178 supermarket branches and eight campus branches. TCF operates 158 branches in Illinois, 99 in Minnesota, 53 in Michigan, 35 in Colorado, 24 in Wisconsin, seven in Arizona, two in South Dakota and one in Indiana. Of its 178 supermarket branches, TCF had 118 branches in Jewel-Osco® stores at December 31, 2014. In March 2014, TCF consolidated 37 in-store branches in Illinois and nine in Minnesota as a result of its retail banking system realignment that was announced in December 2013 to support its strategic initiatives. See "Item 1A. Risk Factors" for additional information regarding the risks related to TCF's supermarket branch relationships.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF's results of operations. In recent years, maintaining fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of regulations. Providing a wide range of branch banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. TCF offers retail checking account customers low-cost, convenient access to funds at local merchants and ATMs through its debit card programs. TCF's debit card programs are supported by interchange fees charged to retailers. Key drivers of banking fees and service charges are the number of deposit accounts and related transaction activity.

Treasury Services    Treasury Services' primary responsibility is management of liquidity, capital, interest rate risk, and portfolio investments and borrowings. Treasury Services has authority to invest in various types of liquid assets including, but not limited to, United States Department of the Treasury ("U.S. Treasury") obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers' acceptances and federal funds. Treasury Services also has the authority to enter into wholesale borrowing transactions which may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank ("FHLB") advances, brokered deposits, repurchase agreements, federal funds and other permitted borrowings from creditworthy counterparties.

Information concerning TCF's FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in "Item 7. Management's Discussion and Analysis – Consolidated Financial Condition Analysis – Borrowings" and in Note 10 and Note 11 of Notes to Consolidated Financial Statements, Short-term Borrowings and Long-term Borrowings, respectively.

Support Services

Support Services consists of the Holding Company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

Other Information

Activities of Subsidiaries of TCF    TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF's consolidated financial statements. TCF Bank's subsidiaries principally engage in leasing, inventory finance and auto finance activities. See "Lending" above for more information.

Competition    TCF competes with a number of depository institutions and financial service providers primarily based on price and service and faces significant competition in attracting and retaining deposits and in lending activities. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment, inventory and automobiles, leasing of equipment and consumer real estate junior lien loans. Expanded use of the internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees    As of December 31, 2014, TCF had 7,023 employees, including 1,622 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

TCF Financial, as a publicly held bank holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), are subject to extensive regulation. Among other things, TCF Financial and TCF Bank are subject to minimum capital requirements, lending and deposit restrictions and numerous other requirements. TCF Financial's primary regulator is the Federal Reserve and TCF Bank's primary regulator is the Office of the Comptroller of the Currency ("OCC"). TCF's consumer products are also regulated by the Consumer Financial Protection Bureau ("CFPB").

Regulatory Capital Requirements    TCF Financial and TCF Bank are subject to regulatory capital requirements of the Federal Reserve and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized." It requires that undercapitalized institutions be subjected to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF and TCF Bank were "well-capitalized" under the FDICIA capital standards as of December 31, 2014.

In July 2013, the Board of Governors of the Federal Reserve System, the OCC and FDIC approved final rules (the "Final Capital Rules") implementing revised capital requirements to reflect the requirements of the Dodd-Frank Wall Street Reform and

Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and change the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules became applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent five years.

Restrictions on Distributions    TCF Financial's ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines require the board of directors of a bank holding company to consider a number of factors in determining the payment of dividends, including the quality and level of current and future earnings.

Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its preferred and common stock, to pay TCF Financial's obligations or to meet other cash needs. The ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and regulatory capital requirements and may be subject to regulatory approval.

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

Regulation of TCF and Affiliates and Insider Transactions    TCF Financial is subject to Federal Reserve regulations, examinations and reporting requirements applicable to bank holding companies. Subsidiaries of bank holding companies, like TCF Bank, are subject to certain restrictions in their dealings with holding company affiliates.

A holding company must serve as a source of strength for its subsidiary banks, and the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, the OCC may assess TCF Financial if it believes the capital of TCF Bank has become impaired. If TCF Financial were to fail to pay such an assessment within three months, the Board of Directors must cause the sale of TCF Bank's stock to cover a deficiency in the capital. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

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

Insurance of Accounts    As of January 1, 2013, the aggregate balance of a depositor's deposit accounts are insured up to at least the standard maximum deposit insurance amount of $250 thousand at each separately chartered FDIC-insured institution.

Under Section 331 of the Dodd-Frank Act, the FDIC insurance assessment base is defined as average total assets minus tangible equity. In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on certain insured deposits to pay for the interest cost of Financing Corporation bonds. The Financing Corporation assessment rate for 2014 was 62 cents for each $100 of deposits.

Financing Corporation assessments of $1.0 million, $1.1 million and $1.1 million were paid by TCF Bank in 2014, 2013 and 2012, respectively.

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

The Dodd-Frank Act requires that, for at least five years, the FDIC must make available to the public the reserve ratio using both estimated insured deposits and the new assessment base. As of September 30, 2014, the DIF ratio calculated by the FDIC using estimated insured deposits was 0.89%. The DIF reserve ratio would have been 0.41% using the new assessment base. In 2014, for banks with at least $10 billion in total assets, the annual insurance premiums on bank deposits insured by the DIF ranged from 2.5 cents to 45 cents per $100 of deposits.

Examinations and Regulatory Sanctions    TCF is subject to periodic examination by the Federal Reserve, the OCC, the CFPB and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan and lease loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Subsidiaries of TCF Bank are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain activities.

National Bank Investment Limitations    Permissible investments by national banks are limited by the National Bank Act of 1864, as amended, and by rules of the OCC. Non-traditional bank activities permitted by the Gramm-Leach-Bliley Act of 1999 will subject a bank to additional regulatory limitations or requirements, including a required regulatory capital deduction and application of transactions with affiliates limitations in connection with such activities.

Dodd-Frank Wall Street Reform and Consumer Protection Act    Congress enacted the Dodd-Frank Act in July 2010. The Dodd-Frank Act created the CFPB and gave it broad authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all consumer financial products and services. Among other things, the Dodd-Frank Act: (i) directed the Federal Reserve to issue rules limiting debit-card interchange fees for larger banks, (ii) eliminated federal preemption for subsidiaries of national banks and federal savings associations, and (iii) required larger banks to conduct annual stress tests and report results.

Taxation

Federal Taxation    TCF's federal income tax returns are open and subject to examination for 2012 and later tax return years.

State Taxation    TCF and/or its subsidiaries currently file tax returns in all states and local taxing jurisdictions which impose corporate income, franchise or other taxes. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. See "Item 1A. Risk Factors."

Foreign Taxation    TCF and/or its subsidiaries currently file tax returns in Canada and certain Canadian provinces which impose corporate income taxes. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. See "Item 1A. Risk Factors."

See "Item 7. Management's Discussion and Analysis – Consolidated Income Statement Analysis – Income Taxes" and Note 1 and Note 12 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies and Income Taxes, respectively, for additional information regarding TCF's income taxes.

Available Information

TCF's website, www.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF's Annual Report, and periodic filings required by the United States Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. TCF's Compensation, Nominating, and Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and changes to Codes of Ethics and information on all of TCF's securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-01-G, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

Various risks and uncertainties may affect TCF's business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or TCF's other SEC filings may have a material impact on TCF's financial condition or results of operations.

TCF's earnings are significantly affected by general economic and political conditions.

TCF's operations and profitability are impacted by general business and economic conditions in the local markets in which TCF operates, the U.S. generally and foreign countries. Economic conditions have a significant impact on the demand for TCF's products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans, the ability of TCF to sell or securitize loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF is subject to interest rate risk.

TCF's earnings and cash flows largely depend upon its net interest income. Interest rates are highly sensitive to many factors that are beyond TCF's control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest TCF receives on loans and other investments and the amount of interest TCF pays on deposits and other borrowings, but such changes could also affect: (i) TCF's ability to originate loans and attract or retain deposits; (ii) the fair value of TCF's financial assets and liabilities; and (iii) the average duration of TCF's interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, then TCF's net interest income and earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on its financial condition and results of operations.

An inability to obtain needed liquidity could have a material adverse effect on TCF's financial condition and results of operations.

TCF's liquidity could be limited by an inability to access the capital markets or unforeseen outflows of cash, which could arise due to circumstances outside of its control, such as a general market disruption or an operational problem that affects TCF or third parties. TCF's credit rating is important to its liquidity. A reduction or anticipated reduction in TCF's credit ratings could adversely affect the ability of TCF Bank and its subsidiaries to lend and its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations. An inability to meet its funding needs on a timely basis could have a material adverse effect on TCF's financial condition and results of operations.

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

Competition for growth in deposits and evolving payment system developments could increase TCF's funding costs.

TCF relies on bank deposits to be a low cost and stable source of funding. TCF competes with banks and other financial institutions for deposits. If TCF's competitors raise the rates they pay on deposits, TCF's funding costs may increase through either a loss of deposits or an increase in rates paid by TCF to avoid losing deposits. Industry developments involving payment system changes could also impose additional costs. Increased funding costs could reduce TCF's net interest margin and net interest income, which could have a material adverse effect on TCF's financial condition and results of operations.

The soundness of other financial institutions could adversely affect TCF.

TCF's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. TCF routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even rumors regarding, any financial institutions, or the financial services industry generally, could lead to losses or defaults by TCF or a counterparty. Many of these transactions expose TCF to credit risk in the event of default of the counterparty or client. In addition, TCF's credit risk may be exacerbated if the collateral held by TCF cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial exposure. Any such losses could have a material adverse effect on TCF's financial condition and results of operations.

TCF relies on its systems and counterparties, including reliance on other companies for the provision of key components of its business infrastructure, and any failures could have a material adverse effect on its financial condition and results of operations.

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF's businesses depend on their ability to process, record and monitor a large number of complex transactions. Third party vendors provide key components of TCF's business infrastructure, such as internet connections, network access and transaction and other processing services. While TCF has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including inadequate or interrupted service, could adversely affect TCF's ability to process, record or monitor transactions, or to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense. If any of TCF's financial, accounting or other data processing systems fail or if personal information of TCF's customers or clients were mishandled or misused (whether by employees or counterparties), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

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

TCF's computer systems and network infrastructure present security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Hacking and identity theft risks, in particular, could cause serious financial and reputational harm. Cyber threats are rapidly evolving and TCF may not be able to anticipate or prevent all such attacks. While TCF does not believe it has experienced a material cyber-security breach, TCF experiences periodic threats to its data and systems, including malware and computer virus attacks, attempted unauthorized access of accounts, and attempts to disrupt its systems. TCF may incur increasing costs in an effort to minimize these risks, could be held liable for, and could suffer reputational damage as a result of, any security breach or loss.

In addition, there have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including by intercepting account information at locations where customers make purchases, as well as through the use of social engineering schemes such as "phishing." For example, large retailers such as Target Corporation, Home Depot, SUPERVALU Inc. and Neiman Marcus Group LTD LLC reported data breaches resulting in the loss of customer information. In the event that third parties are able to misappropriate financial information of TCF's customers, even if such breaches take place due to weaknesses in other parties' internal data security procedures, TCF could suffer reputational or financial losses which could have a material adverse effect on its financial condition and results of operations.

The success of TCF's supermarket branches depends on the continued long-term success and viability of TCF's supermarket partners, TCF's ability to maintain licenses or lease agreements for its supermarket locations and customer preferences.

A significant financial decline or change in ownership involving one of TCF's supermarket partners, including SUPERVALU Inc. or Jewel-Osco, could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2014, TCF had 178 supermarket branches. Supermarket banking continues to play an important role in TCF's deposit account strategy. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, continued difficult economic conditions, financial or labor difficulties in the supermarket industry, or a decrease in customer utilization of traditional bank branches may reduce activity in TCF's supermarket branches. Any of these could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF's remedies may not fully satisfy the obligations owed to TCF upon default by a borrower. TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable credit losses that will be incurred within the existing portfolio of loans and leases. The level of the allowance for loan and lease losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan and lease portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review TCF's allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan and lease charge-offs, based on judgments different than those of management. An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF's financial condition and results of operations.

TCF is subject to extensive government regulation and supervision.

TCF Financial, its subsidiary TCF Bank and certain indirect subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect bank customers, depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect TCF's revenues, lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Many new banking rules are issued with limited interpretive guidance. Changes to statutes, regulations or regulatory policies, including changes in interpretation or enforcement of such statutes, regulations or policies, could affect TCF in substantial and unpredictable ways. In recent years there has been an increase in the frequency of enforcement actions brought by regulatory agencies, such as the CFPB, dealing with matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers. Changes in regulations, regulatory policies and enforcement activity could subject TCF to reduced revenues, additional costs, limits on the types of financial services and products it may offer or increased competition from non-banks offering competing financial services and products, among other things. While TCF has policies and procedures designed to prevent violations of the extensive federal and state regulations it is subject to, there can be no assurance that such violations will not occur, and failure to comply with these statutes, regulations or policies could result in sanctions against TCF by regulatory agencies, civil money penalties and reputational damage, any of which could have a material adverse effect on its financial condition and results of operations.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), the Bank Secrecy Act and similar laws require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possibly fines. Several financial institutions, including TCF, have received sanctions and some have incurred large fines for non-compliance. Violations of these regulations could have a material adverse effect on TCF's financial condition and results of operations.

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

Legislative and regulatory initiatives have substantially increased compliance burdens in recent years, which could have a material adverse effect on TCF's financial condition and results of operations.

Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. For example, Congress enacted the Dodd-Frank Act in July 2010, and uncertainty remains as to many aspects of its ultimate impact. This could have a material adverse effect on the financial services industry as a whole and, specifically, on TCF's financial condition and results of operations.

The CFPB has examination and enforcement authority over TCF Bank and its subsidiaries, and broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Uncertainties remain concerning how the term "abusive" will be enforced.

It is highly likely that banks and bank holding companies will continue to be subject to significantly increased regulation and compliance obligations that expose TCF to risk and consequences of noncompliance, which could have a material adverse effect on TCF's financial condition and results of operations.

TCF's framework for managing risks may not be effective in mitigating risk and any resulting loss.

TCF's risk management framework seeks to mitigate risk and any resulting loss. TCF has established processes intended to identify, measure, monitor, report and analyze the types of risk to which TCF is subject, including legal and compliance, operational, reputational, strategic and market risk such as credit, interest rate, liquidity and foreign currency risk. However, as with any risk management framework, there are inherent limitations to TCF's risk management strategies. There may exist, or develop in the future, risks that TCF has not appropriately anticipated or identified. Any future breakdowns in TCF's risk management framework could have a material adverse effect on its financial condition and results of operations.

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

In addition, TCF relies on the sale and securitization of loans to generate earnings and manage its liquidity and capital levels, as well as geographical and product diversity in its loan portfolio. For example, TCF sold $2.7 billion of loans from its auto and consumer real estate businesses for a pre-tax gain of $78.8 million in 2014 including its inaugural consumer auto loan securitization of $256.3 million of loans during the third quarter of 2014 for a pre-tax gain of $7.4 million. Disruptions in the financial markets, changes to regulations that reduce the attractiveness of such loans to purchasers of the loans, or a decrease in the willingness of purchasers to purchase loans in general, or from TCF, could require TCF to decrease its lending activities or retain a greater portion of the loans it originates. Although retaining, rather than selling, loans would generate additional interest income, it would result in a decrease in the gains recognized on the sale of loans, could result in decreased liquidity, and could result in increased credit risk as TCF's loan portfolio increased in size from loans it originated but had otherwise planned to sell. As a result, any of these developments could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF's success depends to a large extent upon its ability to attract and retain key personnel. The loss of key personnel could have a material adverse impact on TCF's business because of their skills, market knowledge, industry experience and the difficulty of promptly finding qualified replacements. Additionally, portions of TCF's business are relationship driven, and many of its key personnel have extensive customer relationships. Loss of such key personnel to a competitor could result in the loss of some of TCF's customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

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

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in TCF's business. Negative public opinion could adversely affect TCF's ability to keep and attract employees and customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from TCF's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information or from actions taken by government regulators and community organizations in response to such conduct. Because TCF conducts most of its businesses under the "TCF" brand, negative public opinion about one business could affect all of TCF's businesses.

Acquisitions may disrupt TCF's business and dilute stockholder value.

TCF regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with banks or other financial institutions. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks, such as: difficulty in estimating the value of the target company; payment of a premium over book and market values that may dilute TCF's tangible book value and earnings per share in the short- and long-term; potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence or other projected benefits; potential disruption to TCF's business; potential diversion of TCF management's time and attention; potential loss of key employees and customers of TCF or the target company; and potential changes in banking or tax laws or regulations that may affect the target company, any of which could have a material adverse effect on TCF's financial condition and results of operations.

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

Significant legal actions could subject TCF to substantial uninsured liabilities.

TCF can be subject to claims and legal actions related to its operations. These claims and legal actions, including supervisory or enforcement actions by TCF's regulators and other government authorities or private litigation, could result in large monetary awards or penalties, as well as significant defense costs. While TCF maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations, such insurance does not cover all types of liability, and may not continue to be available to TCF at a reasonable cost, or at all. As a result, TCF may be exposed to substantial uninsured liabilities, which could have a material adverse effect on TCF's financial condition and results of operations.

In addition, customers may make claims and take legal action pertaining to TCF's sale or servicing of its loan, lease and deposit products. Whether or not such claims and legal action have merit, they may result in significant financial liability and could adversely affect the market perception of TCF and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on TCF's financial condition and results of operations.

In particular, the financial services industry has increasingly been targeted by lawsuits alleging infringement of patent rights, often from patent holding companies seeking to monetize patents they have purchased or otherwise obtained. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted and costly litigation which may be time consuming and disruptive to TCF's operations and management. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from utilizing certain technologies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices    TCF owns its headquarters offices in Wayzata, Minnesota. Other operations facilities, located in Minnesota, Illinois, California, and South Dakota, are either owned or leased. These facilities are utilized by the Lending segment and all but the location in California are utilized by the Funding segment. The facility in Minnesota is also utilized by the Support Services segment. At December 31, 2014, TCF owned the buildings and land for 147 of its bank branch offices, owned the buildings but leased the land for 27 of its bank branch offices and leased or licensed the remaining 205 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Lending and Funding segments. These branch offices are located in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements, Premises and Equipment.

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

As of February 17, 2015, there were 5,913 holders of record of TCF's common stock.

	High	Low	Dividends Declared

2014:
Fourth Quarter	$16.12	$13.95	$0.05
Third Quarter	16.95	15.12	0.05
Second Quarter	17.30	15.01	0.05
First Quarter	17.39	15.31	0.05

2013:
Fourth Quarter	$16.46	$14.29	$0.05
Third Quarter	16.68	13.69	0.05
Second Quarter	15.32	13.49	0.05
First Quarter	15.04	12.39	0.05

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Planning Policy and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF's Board of Directors. TCF's management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Also, dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF's common stock. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business – Regulation – Regulatory Capital Requirements", "Item 1. Business – Regulation – Restrictions on Distributions" and Note 14 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

 Total Return Performance

The following chart compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor's ("S&P") 500 Stock Index, the SNL U.S. Bank and Thrift Index and a TCF-selected group of peer institutions (assuming the investment of $100 in each index on December 31, 2009 and reinvestment of all dividends). The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2013.

TCF Total Stock Return Performance Chart

	Year Ended December 31,
Index	2009	2010	2011	2012	2013	2014

TCF Financial Corporation	$100.00	$110.16	$77.91	$93.44	$126.68	$125.46
SNL Bank and Thrift(1)	100.00	111.64	86.81	116.57	159.61	178.18
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
TCF Peer Group(2)	100.00	111.38	94.98	108.02	151.86	155.65

(1)
Includes all major exchange (NYSE, NYSE MKT, NASDAQ) banks and thrifts in SNL's coverage universe (445 companies as of December 31, 2014).
(2)
The TCF Peer Group consists of publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2013, including: New York Community Bancorp, Inc.; First Republic Bank; Hudson City Bancorp, Inc.; First Niagara Financial Group, Inc.; Popular, Inc.; People's United Financial, Inc.; City National Corporation; BOK Financial Corporation; Synovus Financial Corp.; East West Bancorp, Inc.; First Horizon National Corporation; FirstMerit Corporation; SVB Financial Group; Associated Banc-Corp; Cullen/Frost Bankers, Inc.; Commerce Bancshares, Inc.; First Citizens BancShares, Inc.; Signature Bank; Webster Financial Corporation; Hancock Holding Company; Susquehanna Bancshares, Inc.; Wintrust Financial Corporation; EverBank Financial Corp; Fulton Financial Corporation; UMB Financial Corporation; Prosperity Bancshares, Inc.; Astoria Financial Corporation; First National of Nebraska, Inc.; Valley National Bancorp; BankUnited, Inc.; PrivateBancorp, Inc.; Bank of Hawaii Corporation; Investors Bancorp, Inc.; IBERIABANK Corporation; Washington Federal, Inc.; BancorpSouth, Inc.; F.N.B. Corporation; First BanCorp.; International Bancshares Corporation; Flagstar Bancorp, Inc.; Trustmark Corporation; Umpqua Holdings Corporation; TFS Financial Corporation; Cathay General Bancorp; Texas Capital Bancshares, Inc.; and Central Bancompany, Inc.

 Repurchases of TCF Stock

The following table summarizes share repurchase activity for the quarter ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October 1 to October 31, 2014:
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	4,603	15.43	N.A.	N.A.
November 1 to November 30, 2014:
Share repurchase program(1)	–	–	–	5,384,130
Employee transactions(2)	–	–	N.A.	N.A.
December 1 to December 31, 2014:
Share repurchase program(1)	–	–	–	5,384,130
Employee transactions(2)	–	–	N.A.	N.A.

Total:
Share repurchase program(1)	–	$–	–	5,384,130
Employee transactions(2)	4,603	15.43	N.A.	N.A.

N.A. Not Applicable.
(1)
The current share repurchase authorization was approved by the Board of Directors on April 14, 2007 and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF's common stock outstanding at the time of the authorization, or 6.5 million shares. TCF has not repurchased shares since October 2007. Future repurchases will be based upon capital levels, growth expectations and market opportunities and may be subject to regulatory approval. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. This authorization does not have an expiration date.
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

Five Year Financial Summary

	At or For the Year Ended December 31,

(Dollars in thousands, except per-share data)	2014	2013	2012	2011	2010

Consolidated Income:
Net interest income	$815,629	$802,624	$780,019	$699,688	$699,202
Fees and other revenue	432,240	403,094	388,191	437,171	508,862
Gains (losses) on securities, net	1,027	964	102,232	7,263	29,123

Total revenue	1,248,896	1,206,682	1,270,442	1,144,122	1,237,187
Provision for credit losses	95,737	118,368	247,443	200,843	236,437
Non-interest expense	871,777	845,269	811,819	764,451	756,335
Loss on termination of debt	–	–	550,735	–	–

Income (loss) before income tax expense (benefit)	281,382	243,045	(339,555)	178,828	244,415
Income tax expense (benefit)	99,766	84,345	(132,858)	64,441	90,171
Income attributable to non-controlling interest	7,429	7,032	6,187	4,993	3,297

Net income (loss) attributable to TCF Financial Corporation	174,187	151,668	(212,884)	109,394	150,947
Preferred stock dividends	19,388	19,065	5,606	–	–

Net income (loss) available to common stockholders	$154,799	$132,603	$(218,490)	$109,394	$150,947

Per common share:
Basic earnings (loss)	$0.95	$0.82	$(1.37)	$0.71	$1.08

Diluted earnings (loss)	$0.94	$0.82	$(1.37)	$0.71	$1.08

Dividends declared	$0.20	$0.20	$0.20	$0.20	$0.20

Consolidated Financial Condition:
Loans and leases	$16,401,646	$15,846,939	$15,425,724	$14,150,255	$14,788,304
Total assets	19,394,611	18,379,840	18,225,917	18,979,388	18,465,025
Deposits	15,449,882	14,432,776	14,050,786	12,202,004	11,585,115
Borrowings	1,236,490	1,488,243	1,933,815	4,388,080	4,985,611
Total equity	2,135,364	1,964,759	1,876,643	1,878,627	1,471,663
Book value per common share	11.10	10.23	9.79	11.65	10.30

Financial Ratios:
Return on average assets	0.96%	0.87%	(1.14)%	0.61%	0.85%
Return on average common equity	8.71	8.12	(13.33)	6.32	10.67
Net interest margin(1)	4.61	4.68	4.65	3.99	4.15
Average total equity to average assets	10.89	10.46	9.66	9.24	7.83
Dividend payout ratio	21.28	24.30	(14.60)	28.10	18.52

Credit Quality Ratios:
Non-accrual loans and leases to total loans and leases	1.32%	1.75%	2.46%	2.11%	2.33%
Non-accrual loans and leases and other real estate owned to total loans and leases and other real estate owned	1.71	2.17	3.07	3.03	3.26
Allowance for loan and lease losses to total loans and leases	1.00	1.59	1.73	1.81	1.80
Net charge-offs as a percentage of average loans and leases	0.49	0.81	1.54	1.45	1.47

(1)
Net interest income divided by average interest-earning assets.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with "Part I, Item 1A. Risk Factors," "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements."

Overview

TCF Financial Corporation, a Delaware corporation ("we," "us," "our," "TCF," or the "Company"), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. At December 31, 2014, TCF had 379 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week in all markets and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses funded through deposit generation, as well as expanding its junior lien lending business.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 65.3%, 66.5% and 61.4% of TCF's total revenue in 2014, 2013 and 2012, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest-rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources, the Company continues to increase loan sales, primarily in auto finance and consumer real estate, to generate gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2014, 2013 and 2012 and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary    TCF reported diluted earnings per common share of 94 cents for 2014, compared with diluted earnings per common share of 82 cents for 2013 and diluted loss per common share of $1.37 for 2012. TCF reported net income of $174.2 million for 2014, compared with net income of $151.7 million for 2013 and a net loss of $212.9 million for 2012. TCF's 2012 net loss included a non-recurring after-tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF's balance sheet completed in the first quarter of 2012.

Return on average assets was 0.96% for 2014, compared with 0.87% for 2013 and a negative return of 1.14% for 2012. Return on average common equity was 8.71% for 2014, compared with 8.12% for 2013 and a negative return of 13.33% for 2012. The negative returns on average assets and average common equity for 2012 were due to the balance sheet repositioning discussed above.

Reportable Segment Results

Lending    TCF's lending strategy is primarily to originate high credit quality secured loans and leases for investment and for sale. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending's disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company's revenue and net income. Lending generated net income available to common stockholders of $174.7 million for 2014, compared with $136.2 million and $30.9 million for 2013 and 2012, respectively.

Lending net interest income totaled $592.4 million for 2014, an increase of 4.2% from $568.3 million for 2013, which increased 8.4% from $524.4 million for 2012. The increase in 2014 was primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. This was partially offset by margin reduction resulting from the competitive low interest rate environment and reduced interest income due to lower consumer real estate loan average balances resulting from continued run-off of the first mortgage lien portfolio, as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable rate loans due to marketplace demand.The increase in 2013 was primarily due to higher average balances driven by continued growth in the auto finance and inventory finance businesses, partially offset by downward pressure on yields across the lending businesses due to the low-interest rate environment.

Lending provision for credit losses totaled $92.8 million for 2014, a decrease of 19.6% from $115.4 million for 2013, which decreased 53.0% from $245.4 million for 2012. The decrease in provision expense in 2014 was primarily due to decreased net charge-offs in the consumer real estate and commercial portfolios. This decrease was partially offset by additional provision expense related to the sale of consumer real estate troubled debt restructuring ("TDR") loans and an increase in provision for credit losses in the auto finance portfolio due to growth coupled with maturation of prior years' originations. The decrease in net charge-offs in the consumer real estate portfolio is primarily due to the improving economy, as incidents of default decrease and home values increase. The decrease in net charge-offs in the commercial portfolio is primarily due to improved credit quality and continued efforts to actively work out problem loans. The decrease in 2013 was primarily due to a decrease in net charge-offs in the consumer real estate portfolio resulting from improved home values and a reduction in incidents of default, decreased net charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively work out problem loans and the impact of clarifying bankruptcy-related regulatory guidance related to consumer loans adopted in 2012. See "Consolidated Income Statement Analysis – Provision for Credit Losses" in this Management's Discussion and Analysis for further discussion.

Lending non-interest income totaled $211.2 million for 2014, an increase of 25.4% from $168.4 million for 2013, which increased 21.6% from $138.5 million for 2012. The increases were primarily due to increases in gains on sales of auto loans and consumer real estate loans, along with increased servicing fee income due to an increase in loans serviced for others. Total loans and leases serviced for others was $3.4 billion as of December 31, 2014, compared to $2.0 billion and $1.0 billion as of December 31, 2013 and 2012, respectively. See "Consolidated Income Statement Analysis – Non-Interest Income" in this Management's Discussion and Analysis for further discussion.

Lending non-interest expense totaled $426.3 million for 2014, an increase of 6.2% from $401.3 million for 2013, which increased 9.3% from $367.2 million for 2012. The increase in 2014 was primarily due to increased staff levels to support the continued growth of the auto finance business and expenses related to higher commissions and performance incentives based on production results, partially offset by a decrease in foreclosed real estate and repossessed assets expense, net due to increased gains on the sales of foreclosed properties and lower write-downs on existing foreclosed properties due to improved property values. The increase in 2013 was primarily due to increased staff levels to support the growth of the auto finance business and expenses related to higher commissions based on production results and performance incentives, partially offset by reduced expenses related to fewer foreclosed consumer properties and a reduction in write-downs in balances of existing foreclosed real estate properties as a result of improved real estate values.

Funding    TCF's funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net income available to common stockholders of $6.1 million for 2014, compared with net income available to common stockholders of $17.3 million and a net loss available to common stockholders of $239.3 million for 2013 and 2012, respectively.

Funding net interest income totaled $226.3 million for 2014, a decrease of 4.6% from $237.3 million for 2013, which decreased 8.1% from $258.3 million for 2012. The decrease in 2014 was primarily due to a reduction in interest income as a result of lower balances of mortgage-backed securities, partially offset by the reduced cost of borrowings. The decrease in 2013 was primarily due to a reduction in interest income as a result of lower balances of mortgage-backed securities.

Funding non-interest income totaled $220.6 million for 2014, a decrease of 6.2% from $235.2 million for 2013, which decreased 30.6% from $338.9 million for 2012. The decrease in 2014 was primarily due to a reduction in fees and service charges due to customer behavior changes and higher average checking account balances per customer. The decrease in 2013 was primarily due to higher gains on sales of securities during 2012 related to the balance sheet repositioning, lower transaction activity and higher average checking account balances per customer, partially offset by a larger account base.

Funding non-interest expense totaled $434.1 million for 2014, a decrease of 1.9% from $442.6 million for 2013, which decreased 54.4% from $969.8 million for 2012. The decrease in 2014 was primarily due to the branch realignment which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013. The decrease in 2013 was primarily due to the loss on termination of debt in connection with the balance sheet repositioning completed in the first quarter of 2012.

Consolidated Income Statement Analysis

Net Interest Income    Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 65.3% of TCF's total revenue for 2014, compared with 66.5% for 2013 and 61.4% for 2012. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned and the impact of modified loans and leases.

The following tables summarize TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Year Ended December 31,
	2014			2013			Change

(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)

Assets:
Investments and other	$586,803	$15,390	2.62%	$768,180	$15,041	1.96%	$(181,377)	$349	66
Securities held to maturity	197,943	5,281	2.67	6,737	277	4.11	191,206	5,004	(144)
Securities available for sale(1)	447,016	11,994	2.68	648,630	18,074	2.79	(201,614)	(6,080)	(11)
Loans and leases held for sale	259,186	21,128	8.15	155,337	11,647	7.50	103,849	9,481	65
Loans and leases:
Consumer real estate:
Fixed-rate	3,359,670	190,973	5.68	3,746,029	217,891	5.82	(386,359)	(26,918)	(14)
Variable-rate	2,788,882	143,431	5.14	2,703,921	138,192	5.11	84,961	5,239	3

Total consumer real estate	6,148,552	334,404	5.44	6,449,950	356,083	5.52	(301,398)	(21,679)	(8)

Commercial:
Fixed-rate	1,469,579	73,752	5.02	1,771,959	93,760	5.29	(302,380)	(20,008)	(27)
Variable- and adjustable-rate	1,665,788	66,450	3.99	1,490,787	61,752	4.14	175,001	4,698	(15)

Total commercial	3,135,367	140,202	4.47	3,262,746	155,512	4.77	(127,379)	(15,310)	(30)

Leasing and equipment finance	3,531,256	166,974	4.73	3,260,425	162,035	4.97	270,831	4,939	(24)
Inventory finance	1,888,080	112,603	5.96	1,723,253	103,844	6.03	164,827	8,759	(7)
Auto finance	1,567,904	68,595	4.37	907,571	43,921	4.84	660,333	24,674	(47)
Other	12,071	931	7.71	13,088	1,060	8.10	(1,017)	(129)	(39)

Total loans and leases(2)	16,283,230	823,709	5.06	15,617,033	822,455	5.27	666,197	1,254	(21)

Total interest-earning assets	17,774,178	877,502	4.94	17,195,917	867,494	5.04	578,261	10,008	(10)

Other assets(3)	1,124,226			1,092,681			31,545

Total assets	$18,898,404			$18,288,598			$609,806

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,546,453			$1,442,356			$104,097
Small business	806,649			771,827			34,822
Commercial and custodial	413,893			345,713			68,180

Total non-interest bearing deposits	2,766,995			2,559,896			207,099

Interest-bearing deposits:
Checking	2,328,402	921	0.04	2,313,794	1,485	0.06	14,608	(564)	(2)
Savings	5,693,751	8,343	0.15	6,147,030	12,437	0.20	(453,279)	(4,094)	(5)
Money market	1,312,483	7,032	0.54	818,814	2,391	0.29	493,669	4,641	25

Subtotal	9,334,636	16,296	0.17	9,279,638	16,313	0.18	54,998	(17)	(1)
Certificates of deposit	2,840,922	22,089	0.78	2,369,992	20,291	0.86	470,930	1,798	(8)

Total interest-bearing deposits	12,175,558	38,385	0.32	11,649,630	36,604	0.31	525,928	1,781	1

Total deposits	14,942,553	38,385	0.26	14,209,526	36,604	0.26	733,027	1,781	–

Borrowings:
Short-term borrowings	83,673	261	0.31	7,685	46	0.60	75,988	215	(29)
Long-term borrowings	1,311,176	19,954	1.52	1,724,002	25,266	1.46	(412,826)	(5,312)	6

Total borrowings	1,394,849	20,215	1.45	1,731,687	25,312	1.46	(336,838)	(5,097)	(1)

Total interest-bearing liabilities	13,570,407	58,600	0.43	13,381,317	61,916	0.46	189,090	(3,316)	(3)

Total deposits and borrowings	16,337,402	58,600	0.36	15,941,213	61,916	0.39	396,189	(3,316)	(3)

Other liabilities	502,560			434,763			67,797

Total liabilities	16,839,962			16,375,976			463,986

Total TCF Financial Corp. stockholders' equity	2,041,428			1,896,131			145,297
Non-controlling interest in subsidiaries	17,014			16,491			523

Total equity	2,058,442			1,912,622			145,820

Total liabilities and equity	$18,898,404			$18,288,598			$609,806

Net interest income and margin		$818,902	4.61		$805,578	4.68		$13,324	(7)

(1)
Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.
(2)
Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.
(3)
Includes operating leases.

	Year Ended December 31,
	2013			2012			Change

(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)

Assets:
Investments and other	$768,180	$15,041	1.96%	$567,907	$10,123	1.78%	$200,273	$4,918	18
Securities held to maturity	6,737	277	4.11	6,515	281	4.31	222	(4)	(20)
Securities available for sale(1)	648,630	18,074	2.79	1,056,048	35,150	3.33	(407,418)	(17,076)	(54)
Loans and leases held for sale	155,337	11,647	7.50	46,201	3,689	7.98	109,136	7,958	(48)
Loans and leases:
Consumer real estate:
Fixed-rate	3,746,029	217,891	5.82	4,254,039	252,233	5.93	(508,010)	(34,342)	(11)
Variable-rate	2,703,921	138,192	5.11	2,503,473	126,158	5.04	200,448	12,034	7

Total consumer real estate	6,449,950	356,083	5.52	6,757,512	378,391	5.60	(307,562)	(22,308)	(8)

Commercial:
Fixed-rate	1,771,959	93,760	5.29	1,975,669	109,588	5.55	(203,710)	(15,828)	(26)
Variable- and adjustable-rate	1,490,787	61,752	4.14	1,509,549	70,858	4.69	(18,762)	(9,106)	(55)

Total commercial	3,262,746	155,512	4.77	3,485,218	180,446	5.18	(222,472)	(24,934)	(41)

Leasing and equipment finance	3,260,425	162,035	4.97	3,155,946	170,991	5.42	104,479	(8,956)	(45)
Inventory finance	1,723,253	103,844	6.03	1,434,643	88,934	6.20	288,610	14,910	(17)
Auto finance	907,571	43,921	4.84	296,083	17,949	6.06	611,488	25,972	(122)
Other	13,088	1,060	8.10	16,549	1,332	8.05	(3,461)	(272)	5

Total loans and leases(2)	15,617,033	822,455	5.27	15,145,951	838,043	5.53	471,082	(15,588)	(26)

Total interest-earning assets	17,195,917	867,494	5.04	16,822,622	887,286	5.27	373,295	(19,792)	(23)

Other assets(3)	1,092,681			1,233,042			(140,361)

Total assets	$18,288,598			$18,055,664			$232,934

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,442,356			$1,311,561			$130,795
Small business	771,827			738,949			32,878
Commercial and custodial	345,713			317,432			28,281

Total non-interest bearing deposits	2,559,896			2,367,942			191,954

Interest-bearing deposits:
Checking	2,313,794	1,485	0.06	2,256,237	3,105	0.14	57,557	(1,620)	(8)
Savings	6,147,030	12,437	0.20	6,037,939	19,834	0.33	109,091	(7,397)	(13)
Money market	818,814	2,391	0.29	770,104	2,859	0.37	48,710	(468)	(8)

Subtotal	9,279,638	16,313	0.18	9,064,280	25,798	0.28	215,358	(9,485)	(10)
Certificates of deposit	2,369,992	20,291	0.86	1,727,859	15,189	0.88	642,133	5,102	(2)

Total interest-bearing deposits	11,649,630	36,604	0.31	10,792,139	40,987	0.38	857,491	(4,383)	(7)

Total deposits	14,209,526	36,604	0.26	13,160,081	40,987	0.31	1,049,445	(4,383)	(5)

Borrowings:
Short-term borrowings	7,685	46	0.60	312,417	937	0.30	(304,732)	(891)	30
Long-term borrowings	1,724,002	25,266	1.46	2,426,655	62,680	2.58	(702,653)	(37,414)	(112)

Total borrowings	1,731,687	25,312	1.46	2,739,072	63,617	2.32	(1,007,385)	(38,305)	(86)

Total interest-bearing liabilities	13,381,317	61,916	0.46	13,531,211	104,604	0.77	(149,894)	(42,688)	(31)

Total deposits and borrowings	15,941,213	61,916	0.39	15,899,153	104,604	0.66	42,060	(42,688)	(27)

Other liabilities	434,763			412,170			22,593

Total liabilities	16,375,976			16,311,323			64,653

Total TCF Financial Corp. stockholders' equity	1,896,131			1,729,537			166,594
Non-controlling interest in subsidiaries	16,491			14,804			1,687

Total equity	1,912,622			1,744,341			168,281

Total liabilities and equity	$18,288,598			$18,055,664			$232,934

Net interest income and margin		$805,578	4.68		$782,682	4.65		$22,896	3

(1)
Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.
(2)
Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.
(3)
Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended

	December 31, 2014 Versus Same Period in 2013			December 31, 2013 Versus Same Period in 2012

	Increase (Decrease) Due to			Increase (Decrease) Due to

(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total

Interest income:
Investments and other	$(4,046)	$4,395	$349	$3,854	$1,064	$4,918
Securities held to maturity	5,134	(130)	5,004	9	(13)	(4)
Securities available for sale	(5,431)	(649)	(6,080)	(12,008)	(5,068)	(17,076)
Loans and leases held for sale	8,388	1,093	9,481	8,227	(269)	7,958
Loans and leases:
Consumer real estate:
Fixed-rate	(22,055)	(4,863)	(26,918)	(29,117)	(5,225)	(34,342)
Variable-rate	4,365	874	5,239	10,545	1,489	12,034
Total consumer real estate	(16,452)	(5,227)	(21,679)	(16,296)	(6,012)	(22,308)
Commercial:
Fixed-rate	(15,365)	(4,643)	(20,008)	(10,762)	(5,066)	(15,828)
Variable- and adjustable-rate	7,045	(2,347)	4,698	(855)	(8,251)	(9,106)
Total commercial	(5,926)	(9,384)	(15,310)	(10,921)	(14,013)	(24,934)
Leasing and equipment finance	13,047	(8,108)	4,939	5,527	(14,483)	(8,956)
Inventory finance	9,839	(1,080)	8,759	17,703	(2,793)	14,910
Auto finance	29,246	(4,572)	24,674	30,367	(4,395)	25,972
Other	(79)	(50)	(129)	(277)	5	(272)
Total loans and leases	34,365	(33,111)	1,254	26,280	(41,868)	(15,588)
Total interest income	28,790	(18,782)	10,008	20,023	(39,815)	(19,792)
Interest expense:
Checking	10	(574)	(564)	78	(1,698)	(1,620)
Savings	(865)	(3,229)	(4,094)	354	(7,751)	(7,397)
Money market	1,946	2,695	4,641	174	(642)	(468)
Certificates of deposit	3,779	(1,981)	1,798	5,538	(436)	5,102
Borrowings:
Short-term borrowings	248	(33)	215	(1,368)	477	(891)
Long-term borrowings	(6,265)	953	(5,312)	(14,988)	(22,426)	(37,414)
Total borrowings	(4,901)	(196)	(5,097)	(19,062)	(19,243)	(38,305)
Total interest expense	861	(4,177)	(3,316)	(1,143)	(41,545)	(42,688)
Net interest income	$26,802	$(13,478)	$13,324	$18,806	$4,090	$22,896

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income, including the impact of tax-equivalent adjustments of $3.3 million, was $818.9 million for 2014, an increase of 1.7% from $805.6 million for 2013, which was up 2.9% from $782.7 million for 2012. The increase in 2014 was primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses and reduced cost of borrowings, partially offset by margin reduction resulting from the competitive low interest rate environment and growth in the auto finance business which has a lower yield when compared to the other TCF asset classes, as well as reduced interest income due to lower consumer real estate loan average balances resulting from continued run-off of the first mortgage lien portfolio and ongoing loan sales, as well as a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable rate loans due to marketplace demand. The increase in net interest income in 2013 was primarily driven by higher average loan and lease balances in the auto finance and inventory finance businesses as well as the balance sheet repositioning in 2012 which resulted in a reduction to the cost of borrowings, partially offset by a reduction of interest income on lower balances of mortgage-backed securities. The increase in 2013 was partially offset by downward pressure on yields across the lending businesses in this low interest rate environment, lower average balances of commercial fixed-rate loans due to run-off exceeding originations, and lower average balances of consumer real estate loans driven by run-off in the first mortgage real estate business and ongoing loan sales of junior lien consumer mortgages.

Net interest margin was 4.61%, 4.68% and 4.65% for 2014, 2013 and 2012, respectively. The decrease in 2014 was primarily due to continued margin reduction resulting from the ongoing competitive low interest rate environment and growth in the auto finance business, which has a lower yield compared to the other TCF asset classes. The increase in 2013 was primarily due to the balance sheet repositioning in 2012, partially offset by downward pressure on origination yields in the lending businesses due to the low interest rate environment, and a shift in commercial real estate from higher yielding fixed-rate loans to lower yielding variable-rate loans due to marketplace demand.

Provision for Credit Losses    The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's methodologies for determining and allocating the allowance for loan and lease losses and the related provision for credit losses focus on historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management's assessment of credit risk in the current loan and lease portfolio.

The following table summarizes the composition of TCF's provision for credit losses for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,						Change

(Dollars in thousands)	2014		2013		2012		2014/2013		2013/2012

Consumer real estate	$63,973	66.8%	$87,100	73.6%	$178,496	72.1%	$(23,127)	(26.6)%	$(91,396)	(51.2)%
Commercial	(259)	(0.3)	12,515	10.6	43,498	17.6	(12,774)	N.M .	(30,983)	(71.2)
Leasing and equipment finance	3,324	3.5	1,005	0.8	10,054	4.1	2,319	N.M .	(9,049)	(90.0)
Inventory finance	2,498	2.6	1,949	1.6	6,060	2.4	549	28.2	(4,111)	(67.8)
Auto finance	23,742	24.8	13,215	11.2	6,726	2.7	10,527	79.7	6,489	96.5
Other	2,459	2.6	2,584	2.2	2,609	1.1	(125)	(4.8)	(25)	(1.0)

Total	$95,737	100.0%	$118,368	100.0%	$247,443	100.0%	$(22,631)	(19.1)	$(129,075)	(52.2)

N.M. Not Meaningful.

TCF provided $95.7 million for credit losses for 2014, compared with $118.4 million for 2013 and $247.4 million for 2012. The decrease in provision expense in 2014 was primarily due to a decrease in net charge-offs in the consumer real estate and commercial portfolios. This decrease was partially offset by additional provision expense related to the sale of consumer real estate TDR loans and an increase in provision for credit losses in the auto finance portfolio due to growth coupled with maturation of prior years' originations. The decrease in net charge-offs in the consumer real estate portfolio is primarily due to the improving economy, as incidents of default decrease and home values increase. The decrease in net charge-offs in the commercial portfolio is primarily due to improved credit quality and continued efforts to actively work out problem loans. The decrease in provision expense in 2013 was primarily due to decreased net charge-offs in the consumer real estate portfolio due to improved home values and a reduction in incidents of default, decreased net charge-offs in the commercial portfolio due to improved credit quality and continued efforts to actively work out problem loans and the impact of clarifying bankruptcy-related regulatory guidance related to consumer loans adopted in 2012.

Net loan and lease charge-offs were $79.3 million for 2014, or 0.49% of average loans and leases, compared with $126.4 million, or 0.81% of average loans and leases, for 2013 and $233.8 million, or 1.54% of average loans and leases, for 2012. The decrease in 2014 was primarily due to a decrease in net charge-offs in the consumer real estate and commercial portfolios. The decrease in net charge-offs in the consumer real estate portfolio is primarily due to the improving economy, as incidents of default decrease and home values increase. The decrease in net charge-offs in the commercial portfolio is primarily due to improved credit quality and continued efforts to actively work out problem loans. The decrease in 2013 was primarily due to improved credit quality in the consumer real estate portfolio as home values improved and incidents of default declined, as well as improved credit quality in the commercial portfolio and continued efforts to actively work out problem loans, and the impact of the clarifying bankruptcy-related regulatory guidance adopted in 2012.

For additional information, see "Consolidated Financial Condition Analysis – Credit Quality" in this Management's Discussion and Analysis.

Non-Interest Income    Non-interest income is a significant source of revenue for TCF, representing 34.7%, 33.5% and 38.6% of total revenue for 2014, 2013 and 2012, respectively, and is an important factor in TCF's results of operations. Total fees and other revenue were $432.2 million for 2014, compared with $403.1 million and $388.2 million for 2013 and 2012, respectively. The following table summarizes the components of non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2014	2013	2012	2011	2010	1-Year 2014/2013	5-Year 2014/2009

Fees and service charges	$154,386	$166,606	$177,953	$219,363	$273,181	(7.3)%	(11.7)%
Card revenue	51,323	51,920	52,638	96,147	111,067	(1.1)	(13.3)
ATM revenue	22,225	22,656	24,181	27,927	29,836	(1.9)	(6.1)

Subtotal	227,934	241,182	254,772	343,437	414,084	(5.5)	(11.6)
Gains on sales of auto loans, net	43,565	29,699	22,101	1,133	–	46.7	N.M .
Gains on sales of consumer real estate loans, net	34,794	21,692	5,413	–	–	60.4	N.M .
Servicing fee income	21,444	13,406	7,759	970	–	60.0	N.M .

Subtotal	99,803	64,797	35,273	2,103	–	54.0	N.M .
Leasing and equipment finance	93,799	90,919	92,172	89,167	89,194	3.2	6.3
Other	10,704	6,196	5,974	2,464	5,584	72.8	15.4

Fees and other revenue	432,240	403,094	388,191	437,171	508,862	7.2	(2.7)
Gains (losses) on securities, net	1,027	964	102,232	7,263	29,123	6.5	(48.9)

Total non-interest income	$433,267	$404,058	$490,423	$444,434	$537,985	7.2	(3.8)

Total non-interest income as a percentage of total revenue	34.7%	33.5%	38.6%	38.8%	43.5%

N.M. Not Meaningful.

Fees and Service Charges    Fees and service charges totaled $154.4 million for 2014, compared with $166.6 million and $178.0 million for 2013 and 2012, respectively. The decrease in 2014 was primarily due to customer behavior changes and higher average checking account balances per customer. The decrease in 2013 was primarily due to lower transaction activity and higher average checking account balances per customer, partially offset by a larger account base.

Card Revenue    Card revenue, primarily interchange fees, totaled $51.3 million for 2014, compared with $51.9 million and $52.6 million for 2013 and 2012, respectively. The decrease in 2014 was primarily due to fewer checking accounts with debit cards. The decrease in 2013 was primarily due to lower card transaction volume.

TCF is the 17th largest issuer of Visa® consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended September 30, 2014, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF's customers. Card revenue represented 22.5%, 21.5% and 20.7% of banking fee revenue for 2014, 2013 and 2012, respectively.

Gains on Sales of Auto Loans, Net    TCF sold $1.3 billion of auto loans and recognized a gain of $44.7 million for 2014, compared to sales of $795.3 million and $536.7 million of auto loans with recognized gains of $29.7 million and $22.1 million for 2013 and 2012, respectively. The increases in sales were primarily due to the continued growth of the auto finance business as TCF continues to sell a percentage of its originations each quarter. Included in 2014 is $256.3 million of loans sold related to the execution of the Company's inaugural auto loan securitization, which took place in July 2014, and resulted in a net gain of $7.4 million.

Gains on Sales of Consumer Real Estate Loans, Net    TCF sold $1.4 billion of consumer real estate loans and recognized a gain of $34.1 million for 2014, compared to sales of $763.1 million and $161.8 million of consumer real estate loans with recognized gains of $21.7 million and $5.4 million for 2013 and 2012, respectively. Included in 2014 was $405.9 million related to the portfolio sale of consumer real estate TDR loans, which resulted in a net loss of $4.8 million.

Servicing Fee Income    Servicing fee income totaled $21.4 million for 2014, compared with $13.4 million and $7.8 million for 2013 and 2012, respectively. The increases were primarily due to an increase in the portfolio of consumer real estate and auto loans sold with servicing retained by TCF. Total loans and leases serviced for others was $3.4 billion as of December 31, 2014, compared to $2.0 billion and $1.0 billion as of December 31, 2013 and 2012, respectively.

Leasing and Equipment Finance    Leasing and equipment finance income totaled $93.8 million for 2014, compared with $90.9 million and $92.2 million for 2013 and 2012, respectively. The increase in 2014 and the decrease in 2013 were primarily due to customer-driven events impacting sales-type lease revenue.

Gains (Losses) on Securities, Net    Gains (losses) on securities, net totaled $1.0 million for 2014, compared with $1.0 million and $102.2 million for 2013 and 2012, respectively. The gains in 2012 included $90.2 million related to sales of mortgage-backed securities (including a pre-tax net gain of $77.0 million as a result of the balance sheet repositioning) and a pre-tax net gain of $13.1 million as a result of the sale of Visa Class B stock.

Non-Interest Expense    Total non-interest expense was $871.8 million for 2014, compared with $845.3 million and $1.4 billion for 2013 and 2012, respectively. Non-interest expense increased $26.5 million, or 3.1%, in 2014 and decreased $517.3 million, or 38.0%, in 2013. The following table presents the components of non-interest expense.

	Year Ended December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2014	2013	2012	2011	2010	1-Year 2014/2013	5-Year 2014/2009

Compensation and employee benefits	$452,942	$429,188	$393,841	$348,792	$346,072	5.5%	5.5%
Occupancy and equipment	139,023	134,694	130,792	126,437	126,551	3.2	1.9
FDIC insurance	25,123	32,066	30,425	28,747	23,584	(21.7)	5.6
Operating lease depreciation	27,152	24,500	25,378	30,007	37,106	10.8	4.0
Advertising and marketing	22,943	21,477	25,241	32,925	30,366	6.8	(13.7)
Other	179,904	167,777	163,897	145,489	146,253	7.2	4.7

Subtotal	847,087	809,702	769,574	712,397	709,932	4.6	3.8
Loss on termination of debt	–	–	550,735	–	–	–	N.M .
Branch realignment	–	8,869	–	–	–	(100.0)	N.M .
Foreclosed real estate and repossessed assets, net	24,567	27,950	41,358	49,238	40,385	(12.1)	(5.1)
Other credit costs, net	123	(1,252)	887	2,816	6,018	N.M.	(60.1)

Total non-interest expense	$871,777	$845,269	$1,362,554	$764,451	$756,335	3.1	2.9

N.M. Not Meaningful.

Compensation and Employee Benefits    Compensation and employee benefits expense totaled $452.9 million for 2014, compared with $429.2 million and $393.8 million for 2013 and 2012, respectively. The increase in 2014 was primarily due to increased staff levels to support the growth and needs of auto finance and risk management, higher commissions based on production results and an increase in the annual pension plan valuation adjustment. The increase in 2013 was primarily due to increased staff levels to support the growth of auto finance and expenses related to higher commissions based on production results and performance incentives.

FDIC Insurance    FDIC premium expense totaled $25.1 million for 2014, compared with $32.1 million and $30.4 million for 2013 and 2012, respectively. The decrease in 2014 was primarily due to a lower assessment rate due to overall improving credit metrics inclusive of the portfolio sale of consumer real estate TDR loans and a non-recurring assessment rate catch-up. The increase in 2013 was primarily due to a higher overall assessment base.

Other Non-Interest Expense    Other non-interest expense totaled $179.9 million for 2014, compared with $167.8 million and $163.9 million for 2013 and 2012, respectively. The increase in 2014 was primarily due to increased loan and lease processing expense due to increases in loan originations. The increase in 2013 was primarily due to an increase in regulatory compliance costs and increased loan and lease processing expense in the consumer real estate and auto finance businesses.

Loss on Termination of Debt    In the first quarter of 2012, TCF restructured $3.6 billion of long-term borrowings at a pre-tax loss of $550.7 million.

Branch Realignment    TCF executed a realignment of its retail banking system to support its strategic initiatives which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013. The consolidation of 37 branches in Illinois and nine branches in Minnesota occurred in the first quarter of 2014.

Foreclosed Real Estate and Repossessed Assets, Net    Foreclosed real estate and repossessed assets expense, net totaled $24.6 million for 2014, compared with $28.0 million and $41.4 million for 2013 and 2012, respectively. The decrease in 2014 was primarily due to increased gains on the sales of foreclosed properties and lower write-downs on existing foreclosed properties as a result of improved property values as well as fewer consumer real estate owned properties. The decrease in 2013 was primarily due to reduced expenses related to fewer foreclosed consumer properties primarily driven by a portfolio sale of real estate owned properties during the first quarter of 2013, a decrease in additions to foreclosed consumer properties and lower write-downs to existing foreclosed real estate properties as a result of improved real estate property values.

Income Taxes    Income tax expense represented 35.5% of income before income tax expense in 2014, compared with 34.7% in 2013 and income tax benefit of 39.1% of loss before income tax benefit in 2012. The higher effective income tax rate for 2014 compared with 2013 was primarily due to proportionately smaller foreign tax effects. The higher effective income tax rate for 2012 was primarily due to the pre-tax loss which resulted from the 2012 balance sheet repositioning.

Consolidated Financial Condition Analysis

Securities Held to Maturity and Securities Available for Sale    TCF's securities held to maturity and securities available for sale portfolios primarily consist of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association. Securities held to maturity were $214.5 million, or 1.1% of total assets, at December 31, 2014, compared to $19.9 million, or 0.1% of total assets, at December 31, 2013. Securities available for sale were $463.3 million, or 2.4% of total assets, at December 31, 2014, compared to $551.1 million, or 3.0% of total assets, at December 31, 2013. Net unrealized pre-tax gains on securities available for sale totaled $1.7 million at December 31, 2014, compared with net unrealized pre-tax losses of $43.0 million at December 31, 2013. TCF may, from time to time, sell securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes. During 2014 and 2013, TCF transferred $191.7 million and $9.3 million, respectively, in available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent to hold those securities to maturity.

Loans and Leases    The following tables set forth information about loans and leases held in TCF's portfolio.

	At December 31,					Compound Annual Growth Rate

(Dollars in thousands)	2014	2013	2012	2011	2010	1-Year 2014/2013	5-Year 2014/2009

Consumer real estate:
First mortgage lien	$3,139,152	$3,766,421	$4,239,524	$4,742,423	$4,893,887	(16.7)%	(8.7)%
Junior lien	2,543,212	2,572,905	2,434,977	2,152,868	2,262,194	(1.2)	1.9

Total consumer real estate	5,682,364	6,339,326	6,674,501	6,895,291	7,156,081	(10.4)	(4.8)
Commercial:
Commercial real estate	2,624,255	2,743,697	3,080,942	3,198,698	3,328,216	(4.4)	(4.3)
Commercial business	533,410	404,655	324,293	250,794	317,987	31.8	3.5

Total commercial	3,157,665	3,148,352	3,405,235	3,449,492	3,646,203	0.3	(3.2)
Leasing and equipment finance	3,745,322	3,428,755	3,198,017	3,142,259	3,154,478	9.2	4.0
Inventory finance	1,877,090	1,664,377	1,567,214	624,700	792,354	12.8	32.0
Auto finance	1,915,061	1,239,386	552,833	3,628	–	54.5	N.M .
Other	24,144	26,743	27,924	34,885	39,188	(9.7)	(14.0)

Total loans and leases	$16,401,646	$15,846,939	$15,425,724	$14,150,255	$14,788,304	3.5	2.4

N.M. Not Meaningful.

	At December 31, 2014

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Geographic Distribution:
Minnesota	$1,903,494	$814,248	$98,591	$62,701	$36,238	$10,060	$2,925,332
Illinois	1,429,226	566,342	130,125	44,688	90,138	5,320	2,265,839
California	651,447	33,304	523,361	57,918	344,778	27	1,610,835
Michigan	556,214	493,184	140,164	64,465	36,643	2,750	1,293,420
Wisconsin	315,832	535,355	62,004	54,676	18,012	1,122	987,001
Colorado	399,811	167,813	64,395	21,538	38,803	4,369	696,729
Texas	3	30,451	365,944	132,481	122,487	4	651,370
Canada	–	–	1,053	525,891	–	–	526,944
Florida	16,827	47,182	167,658	71,334	103,357	54	406,412
New York	7,662	–	200,206	55,080	80,473	34	343,455
Ohio	5,239	70,707	133,495	52,066	39,414	–	300,921
Pennsylvania	15,377	–	153,500	54,632	76,644	9	300,162
North Carolina	70	21,661	133,804	37,977	65,674	33	259,219
Arizona	71,064	32,302	82,724	13,138	59,644	250	259,122
New Jersey	18,020	–	147,043	18,202	66,862	–	250,127
Georgia	15,563	8,400	93,890	32,523	80,469	–	230,845
Indiana	23,520	52,054	69,027	35,453	25,911	2	205,967
Washington	82,800	11,907	53,257	25,602	31,511	4	205,081
Other	170,195	272,755	1,125,081	516,725	598,003	106	2,682,865

Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Loans and leases outstanding at December 31, 2014, are shown by contractual maturity in the following table.

	At December 31, 2014(1)

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Amounts due:
Within 1 year	$142,862	$452,918	$1,277,140	$1,877,090	$376,920	$3,483	$4,130,413
1 to 2 years	139,970	384,007	962,238	–	392,767	1,033	1,880,015
2 to 3 years	153,822	519,980	696,560	–	394,619	752	1,765,733
3 to 5 years	369,490	1,354,390	704,794	–	625,536	1,112	3,055,322
5 to 10 years	822,424	435,233	104,590	–	125,219	2,423	1,489,889
10 to 15 years	935,776	8,285	–	–	–	1,978	946,039
Over 15 years	3,118,020	2,852	–	–	–	13,363	3,134,235

Total after 1 year	5,539,502	2,704,747	2,468,182	–	1,538,141	20,661	12,271,233

Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Amounts due after 1 year on:
Fixed-rate loans and leases	$2,842,852	$1,365,948	$2,449,715	$–	$1,538,141	$20,438	$8,217,094
Variable- and adjustable-rate loans	2,696,650	1,338,799	18,467	–	–	223	4,054,139

Total after 1 year	$5,539,502	$2,704,747	$2,468,182	$–	$1,538,141	$20,661	$12,271,233

(1)
Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Real Estate    Consumer real estate loans decreased $657.0 million, or 10.4%, from December 31, 2013 to $5.7 billion at December 31, 2014, primarily due to the sale of $405.9 million of consumer real estate TDR loans and continued run-off of the first mortgage lien portfolio. TCF's consumer real estate loan portfolio represented 34.6% of its total loan and lease portfolio at December 31, 2014, down from 40.0% at December 31, 2013. TCF's consumer real estate portfolio is secured by mortgages on residential real estate. At December 31, 2014, 55.2% of loan balances were secured by first mortgages and 44.8% were secured by junior lien mortgages with an average loan size of $106 thousand secured by first mortgages and $42 thousand secured by junior lien mortgages. At December 31, 2014, 47.7% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 44.2% at December 31, 2013.

At December 31, 2014, 59.1% of TCF's consumer real estate loans consisted of closed-end loans, compared with 63.7% at December 31, 2013. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term. At December 31, 2014 and 2013, 82.8% and 88.1%, respectively, of TCF's consumer real estate loans were in TCF's primary banking markets. The average Fair Isaac Corporation ("FICO(R)") credit score at loan origination for the consumer real estate lending portfolio was 734 as of December 31, 2014 and 723 as of December 31, 2013. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 730 at December 31, 2014 and 717 at December 31, 2013.

At December 31, 2014, total consumer real estate lines of credit outstanding were $2.3 billion, down from $2.5 billion at December 31, 2013. Included in these lines of credit are $2.1 billion of junior lien home equity lines of credit ("HELOCs") as of both December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, $1.3 billion and $1.1 billion, respectively, of the junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2014 and 2013, $816.0 million and $969.2 million, respectively, of the junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of December 31, 2014, 14.6% of these loans will mature in the next five years. Outstanding balances on consumer real estate lines of credit were 67.2% of total lines of credit in 2014, compared to 66.5% in 2013.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value ("LTV") at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At December 31, 2014, 51.2% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of less than 0.1%. TCF's consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

Commercial Real Estate and Business Lending    Commercial real estate loans decreased $119.4 million from December 31, 2013 to $2.6 billion at December 31, 2014. The decrease in commercial real estate loans was due to run-off exceeding new originations as well as continued efforts to actively work out problem loans.Variable and adjustable-rate loans represented 53.9% of commercial real estate loans outstanding at December 31, 2014, compared with 45.7% at December 31, 2013. At December 31, 2014, 88.3% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets compared with 88.7% at December 31, 2013. Commercial business loans increased $128.8 million to $533.4 million at December 31, 2014. With an emphasis on secured lending, 99.9% of TCF's commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2014, compared with 99.0% at December 31, 2013.

The following table summarizes TCF's commercial real estate loan portfolio by property and loan type.

	At December 31,

	2014			2013

(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total

Multi-family housing	$816,931	$141,695	$958,626	$899,604	$48,395	$947,999
Retail services(1)	364,074	9,104	373,178	558,739	10,804	569,543
Office buildings	372,673	5,294	377,967	349,534	2,034	351,568
Warehouse/industrial buildings	290,157	9,197	299,354	306,322	–	306,322
Health care facilities	229,175	25,176	254,351	193,384	33,516	226,900
Hotels and motels	139,793	7,499	147,292	165,537	2,710	168,247
Residential home builders	12,134	6,398	18,532	13,196	8,245	21,441
Other	157,207	37,748	194,955	118,357	33,320	151,677

Total	$2,382,144	$242,111	$2,624,255	$2,604,673	$139,024	$2,743,697

(1)
Primarily retail strip shopping centers and malls, convenience stores, supermarkets, restaurants and automobile related businesses.

Leasing and Equipment Finance    The following table summarizes TCF's leasing and equipment finance portfolio by equipment type.

	At December 31,

	2014		2013

(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

Equipment Type:
Specialty vehicles	$1,007,518	26.9%	$849,150	24.8%
Construction	429,123	11.5	400,425	11.7
Medical	387,514	10.3	393,337	11.5
Manufacturing	365,176	9.8	407,478	11.9
Golf cart and turf	344,979	9.2	327,141	9.5
Technology and data processing	262,146	7.0	260,849	7.6
Furniture and fixtures	252,439	6.7	212,857	6.2
Trucks and trailers	218,664	5.8	150,266	4.4
Agricultural	127,898	3.4	98,582	2.9
Other	349,865	9.4	328,670	9.5

Total	$3,745,322	100.0%	$3,428,755	100.0%

The leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.8 billion of loans at December 31, 2014, increases of 3.0% and 16.9%, respectively, from $1.9 billion of leases and $1.5 billion of loans at December 31, 2013. The uninstalled backlog of approved transactions was $418.0 million at December 31, 2014, compared with $454.4 million at December 31, 2013. The average size of transactions originated during 2014 was $118 thousand, compared with $115 thousand during 2013. TCF's leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, for information on lease accounting.

At December 31, 2014 and 2013, $92.9 million and $68.5 million, respectively, of TCF's lease portfolio was discounted with third-party financial institutions on a non-recourse basis, which is recorded in long-term borrowings. The leasing and equipment finance portfolio table above includes lease residuals, including those related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2014, lease residuals totaled $109.8 million, or 10.1% of original equipment value, including $14.2 million related to non-recourse sales, compared with $108.2 million, or 9.1% of original equipment value, including $15.2 million related to non-recourse sales at December 31, 2013.

TCF Inventory Finance    The following table summarizes TCF's inventory finance portfolio by marketing segment.

	At December 31,

	2014		2013

(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

Marketing Segment:
Powersports	$966,504	51.5%	$929,111	55.8%
Lawn and garden	348,760	18.6	298,415	18.0
Electronics and appliances	58,842	3.1	57,264	3.4
Other	502,984	26.8	379,587	22.8

Total	$1,877,090	100.0%	$1,664,377	100.0%

Inventory finance continued to expand its core programs during 2014, with an increase in the total portfolio to $1.9 billion, or 11.4% of total loans and leases, at December 31, 2014, compared with $1.7 billion, or 10.5% of total loans and leases at December 31, 2013. The increase was primarily due to continued growth in new dealer relationships within the other industries segment. Inventory finance originations increased to $5.5 billion in 2014 compared to $5.1 billion in 2013.

Auto Finance    TCF's auto finance loan portfolio represented 11.7% of TCF's total loan and lease portfolio at December 31, 2014, compared with 7.8% at December 31, 2013. The auto finance portfolio increased significantly in 2014 to $1.9 billion from $1.2 billion at December 31, 2013, due to continued growth as TCF expands the number of active dealers in its network by expanding its sales force in existing territories. As of December 31, 2014, the auto finance network included more than 10,500 active dealers in 50 states, compared with about 8,500 active dealers in 45 states as of December 31, 2013. The auto finance portfolio consisted of 25.4% new car loans and 74.6% used car loans at December 31, 2014, compared with 23.3% and 76.7%, respectively, at December 31, 2013. The average FICO score for the auto finance portfolio was 724 at both December 31, 2014 and 2013.

Credit Quality    The following sections summarize TCF's loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. The following items should be considered throughout this section:

  •
  Loans that are over 60-days delinquent have a higher potential to become non-performing and generally are a leading indicator for future charge-off trends.

  •
  TDR loans are loans to financially troubled borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed.

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

Included in Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, are disclosures of loans considered to be "impaired" for accounting purposes. Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Commercial TDR loans are individually evaluated for impairment. Impairment is based upon the present value of the expected future cash flows or for collateral dependent loans at the fair value of collateral less selling expense; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. Impaired loans comprise a portion of non-accrual loans and accruing TDR loans. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses.

Past Due Loans and Leases    The following table summarizes TCF's over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information.

	At December 31,

	2014		2013

(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer real estate:
First mortgage lien	$13,370	0.49%	$20,894	0.58%
Junior lien	2,091	0.08	3,532	0.14

Total consumer real estate	15,461	0.30	24,426	0.40
Commercial:
Commercial real estate	–	–	886	0.03
Commercial business	–	–	544	0.14

Total commercial	–	–	1,430	0.05
Leasing and equipment finance	2,549	0.07	2,401	0.07
Inventory finance	75	–	50	–
Auto finance	4,263	0.22	1,877	0.15
Other	–	–	10	0.04

Subtotal	22,348	0.14	30,194	0.19
Delinquencies in acquired portfolios	88	0.03	458	1.64

Total	$22,436	0.14	$30,652	0.20

Loan Modifications    The following table provides a summary of accruing TDR loans.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Consumer real estate	$111,933	$506,640	$478,262	$433,078	$337,401
Commercial	80,375	120,871	144,508	98,448	48,838
Leasing and equipment finance	924	1,021	1,050	776	–
Inventory finance	527	4,212	–	–	–
Other	89	93	38	–	–

Total	$193,848	$632,837	$623,858	$532,302	$386,239

Over 60-day delinquency as a percentage of total accruing TDR loans	1.39%	1.28%	4.34%	5.69%	4.64%

Accruing TDR loans at December 31, 2014, decreased $439.0 million, or 69.4%, from December 31, 2013, primarily due to the portfolio sale of consumer real estate TDR loans in the fourth quarter of 2014, along with the continued efforts to actively work out problem loans in the commercial portfolio.

TCF modifies loans through forgiveness of interest or reductions in interest rates, extension of payment dates or term extensions with reduction of contractual payments, but generally not through reductions of principal.

Loan modifications to borrowers who have not been granted concessions are not included in the table above. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies.

Under consumer real estate programs, TCF typically reduces a customer's contractual payments by an amount appropriate for the borrower's financial condition. Due to clarifying bankruptcy-related regulatory guidance adopted in the third quarter of 2012, loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. Due to additional clarifying regulatory guidance adopted in the first quarter of 2014, these loans may now return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 47% of the original contractual interest due on accruing consumer real estate TDR loans in 2014, yielding 3.3%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. Loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At December 31, 2014, 87.7% of total commercial TDR loans were accruing and TCF recognized more than 93% of the original contractual interest due on accruing commercial TDR loans in 2014. At December 31, 2014, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At December 31, 2014, one TDR loan restructured as multiple notes with a combined total contractual balance of $12.4 million and a remaining book balance of $11.4 million is included in the preceding table.

See Note 6 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned    The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Consumer real estate:
First mortgage lien	$137,790	$180,811	$199,631	$129,114	$140,871
Junior lien	35,481	38,222	35,269	20,257	26,626

Total consumer real estate	173,271	219,033	234,900	149,371	167,497
Commercial:
Commercial real estate	24,554	36,178	118,300	104,744	104,305
Commercial business	481	4,361	9,446	22,775	37,943

Total commercial	25,035	40,539	127,746	127,519	142,248
Leasing and equipment finance	12,670	14,041	13,652	20,583	34,407
Inventory finance	2,082	2,529	1,487	823	1,055
Auto finance	3,676	470	101	–	–
Other	–	410	1,571	15	50

Total non-accrual loans and leases	216,734	277,022	379,457	298,311	345,257
Other real estate owned	65,650	68,874	96,978	134,898	141,065

Total non-accrual loans and leases and other real estate owned	$282,384	$345,896	$476,435	$433,209	$486,322

Non-accrual loans and leases as a percentage of total loans and leases	1.32%	1.75%	2.46%	2.11%	2.33%
Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.71	2.17	3.07	3.03	3.26
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	75.75	91.05	70.40	85.71	76.99

The following table summarizes TCF's non-accrual TDR loans included in the table above.

	At December 31,
(In thousands)	2014	2013	2012	2011	2010

Consumer real estate	$87,685	$134,487	$173,587	$46,728	$30,511
Commercial	11,265	26,209	92,311	83,154	17,487
Leasing and equipment finance	1,953	2,447	2,794	979	1,284
Inventory finance	37	–	–	–	–
Auto finance	3,676	470	101	–	–
Other	–	1	–	–	–

Total	$104,616	$163,614	$268,793	$130,861	$49,282

Non-accrual loans and leases at December 31, 2014 decreased $60.3 million, or 21.8%, from December 31, 2013, primarily due to the portfolio sale of consumer real estate TDR loans which included some non-accrual TDR loans, continued efforts to actively work out commercial loans and improved credit quality in the commercial portfolio.

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and are charged-off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Commercial loans are generally placed on non-accrual status once they become 90 days past due unless they are well secured and in the process of collection. Auto loans are generally charged-off to the fair value of the collateral, less estimated selling costs, upon entering non-accrual status no later than 120 days past due. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2014 and 2013 are summarized in the following tables.

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022
Additions	184,385	29,653	18,380	7,107	4,280	92	243,897
Charge-offs	(55,107)	(8,491)	(5,040)	(515)	(100)	(91)	(69,344)
Transfers to other assets	(62,281)	(3,717)	(3,027)	(306)	(135)	(12)	(69,478)
Return to accrual status	(51,269)	–	(1,683)	(2,852)	–	–	(55,804)
Payments received	(20,757)	(33,401)	(9,549)	(3,398)	(839)	(209)	(68,153)
Sales	(41,458)	(607)	–	–	–	(189)	(42,254)
Other, net	725	1,059	(452)	(483)	–	(1)	848

Balance, end of period	$173,271	$25,035	$12,670	$2,082	$3,676	$–	$216,734

	At or For the Year Ended December 31, 2013
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$234,900	$127,746	$13,652	$1,487	$101	$1,571	$379,457
Additions	222,443	13,315	19,219	7,608	497	29	263,111
Charge-offs	(38,283)	(27,325)	(5,461)	(721)	(10)	(173)	(71,973)
Transfers to other assets	(66,267)	(13,885)	(2,252)	(526)	(10)	(56)	(82,996)
Return to accrual status	(71,229)	(9,057)	(1,748)	(3,321)	–	–	(85,355)
Payments received	(19,865)	(53,985)	(9,267)	(2,292)	(114)	(503)	(86,026)
Sales	(43,434)	(309)	–	–	–	(453)	(44,196)
Other, net	768	4,039	(102)	294	6	(5)	5,000

Balance, end of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022

In 2014, additions to non-accrual loans and leases decreased $19.2 million, charge-offs of non-accrual loans and leases decreased $2.6 million, non-accrual loans and leases that returned to accrual status decreased $29.6 million, payments received on non-accrual loans and leases decreased $17.9 million and non-accrual loans and leases transferred to other assets decreased $13.5 million, compared with 2013. These changes were primarily due to improved credit quality in the consumer real estate and commercial portfolios.

Loan Credit Classifications    TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. The loan credit classifications represent an additional characteristic that is closely monitored in the overall credit risk process. The loan credit classifications derived from standard regulatory rating definitions include: accruing non-classified (pass and special mention) and accruing classified (substandard and doubtful). Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At December 31, 2014
	Accruing Non-classified		Accruing Classified
					Total	Total	Total Loans
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases

Consumer real estate	$5,395,103	$69,811	$44,179	$–	$5,509,093	$173,271	$5,682,364
Commercial	3,033,992	46,935	51,703	–	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,704,565	16,539	11,548	–	3,732,652	12,670	3,745,322
Inventory finance	1,661,701	90,413	122,894	–	1,875,008	2,082	1,877,090
Auto finance	1,906,740	–	4,645	–	1,911,385	3,676	1,915,061
Other	24,136	8	–	–	24,144	–	24,144

Total loans and leases	$15,726,237	$223,706	$234,969	$–	$16,184,912	$216,734	$16,401,646
Percent of total loans and leases	95.9%	1.4%	1.4%	–%	98.7%	1.3%	100.0%

	At December 31, 2013
	Accruing Non-classified		Accruing Classified
					Total	Total	Total Loans
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Accruing	Non-accrual	and Leases

Consumer real estate	$6,049,617	$21,309	$49,367	$–	$6,120,293	$219,033	$6,339,326
Commercial	2,896,795	54,711	156,307	–	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,386,301	15,966	12,445	2	3,414,714	14,041	3,428,755
Inventory finance	1,509,960	87,024	64,864	–	1,661,848	2,529	1,664,377
Auto finance	1,236,405	–	2,511	–	1,238,916	470	1,239,386
Other	26,263	68	2	–	26,333	410	26,743

Total loans and leases	$15,105,341	$179,078	$285,496	$2	$15,569,917	$277,022	$15,846,939

Percent of total loans and leases	95.3%	1.1%	1.8%	–%	98.2%	1.8%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $451.7 million at December 31, 2014, a decrease of $110.8 million from December 31, 2013. The decrease is primarily due to a decline of $104.6 million of accruing classified loans in the commercial portfolio due to improved credit quality and a decrease of $60.3 million in non-accrual loans and leases primarily due to the portfolio sale of consumer real estate TDR loans, which included some non-accrual TDR loans, continued efforts to actively work out commercial loans and improved credit quality in the commercial portfolio. Included in the table above in the non-accrual column are $50.0 million and $81.5 million of consumer loans discharged in Chapter 7 bankruptcy that were not reaffirmed at December 31, 2014 and 2013, respectively.

Allowance for Loan and Lease Losses    The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, the portfolios' overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $164.2 million appropriate to cover losses incurred in the loan and lease portfolios at December 31, 2014. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF's ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF's markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	Credit Loss Reserves					Allowance as a Percentage of Total Loans and Leases Outstanding
	At December 31,					At December 31,

(Dollars in thousands)	2014	2013	2012	2011	2010	2014		2013		2012		2011		2010

Consumer real estate:
First mortgage lien	$55,319	$133,009	$119,957	$115,740	$105,634	1.76%		3.53%		2.83%		2.44%		2.16%
Junior lien	30,042	43,021	62,056	67,695	67,216	1.18		1.67		2.55		3.14		2.97

Consumer real estate	85,361	176,030	182,013	183,435	172,850	1.50		2.78		2.73		2.66		2.42
Commercial:
Commercial real estate	24,616	32,405	47,821	40,446	50,788	0.94		1.18		1.55		1.26		1.53
Commercial business	6,751	5,062	3,754	6,508	11,690	1.27		1.25		1.16		2.59		3.68

Total commercial	31,367	37,467	51,575	46,954	62,478	0.99		1.19		1.51		1.36		1.71
Leasing and equipment finance	18,446	18,733	21,037	21,173	26,301	0.49		0.55		0.66		0.67		0.83
Inventory finance	10,020	8,592	7,569	2,996	2,537	0.53		0.52		0.48		0.48		0.32
Auto finance	18,230	10,623	4,136	–	–	0.95		0.86		0.75		–		–
Other	745	785	798	1,114	1,653	3.09		2.94		2.86		3.19		4.22

Total allowance for loan and lease losses	164,169	252,230	267,128	255,672	265,819	1.00		1.59		1.73		1.81		1.80
Other credit loss reserves:
Reserves for unfunded commitments	943	980	2,456	1,829	2,353	N.A	.	N.A	.	N.A	.	N.A	.	N.A

Total credit loss reserves	$165,112	$253,210	$269,584	$257,501	$268,172	1.01		1.60		1.75		1.82		1.81

N.A. Not Applicable.

At December 31, 2014, the allowance as a percent of total loans and leases decreased to 1.00%, compared with 1.59% at December 31, 2013. This decrease was primarily due to the portfolio sale of consumer real estate TDR loans during the fourth quarter of 2014 resulting in a reduction in the overall credit risk present as of December 31, 2014.

The following table sets forth a reconciliation of changes in the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Balance, beginning of period	$252,230	$267,128	$255,672	$265,819	$244,471
Charge-offs:
Consumer real estate:
First mortgage lien	(43,632)	(60,363)	(101,595)	(94,724)	(78,605)
Junior lien	(19,494)	(37,145)	(83,190)	(62,130)	(56,125)

Total consumer real estate	(63,126)	(97,508)	(184,785)	(156,854)	(134,730)
Commercial:
Commercial real estate	(8,646)	(28,287)	(34,642)	(32,890)	(45,682)
Commercial business	(11)	(657)	(6,194)	(9,843)	(4,045)

Total commercial	(8,657)	(28,944)	(40,836)	(42,733)	(49,727)
Leasing and equipment finance	(7,316)	(7,277)	(15,248)	(16,984)	(34,745)
Inventory finance	(1,653)	(1,141)	(1,838)	(1,044)	(1,484)
Auto finance	(11,856)	(5,305)	(1,164)	–	–
Other	(8,359)	(9,115)	(10,239)	(12,680)	(16,377)

Total charge-offs	(100,967)	(149,290)	(254,110)	(230,295)	(237,063)

Recoveries:
Consumer real estate:
First mortgage lien	1,513	2,055	1,067	510	2,237
Junior lien	5,354	6,589	4,582	3,233	2,633

Total consumer real estate	6,867	8,644	5,649	3,743	4,870
Commercial:
Commercial real estate	754	2,667	1,762	1,502	724
Commercial business	2,133	103	197	152	603

Total commercial	2,887	2,770	1,959	1,654	1,327
Leasing and equipment finance	3,705	3,968	5,058	4,461	4,100
Inventory finance	826	373	333	193	339
Auto finance	1,491	607	30	–	–
Other	5,860	6,518	7,314	9,262	11,338

Total recoveries	21,636	22,880	20,343	19,313	21,974

Net charge-offs	(79,331)	(126,410)	(233,767)	(210,982)	(215,089)
Provision charged to operations	95,737	118,368	247,443	200,843	236,437
Other(1)	(104,467)	(6,856)	(2,220)	(8)	–

Balance, end of period	$164,169	$252,230	$267,128	$255,672	$265,819

Net charge-offs as a percentage of average loans and leases	0.49%	0.81%	1.54%	1.45%	1.47%

(1)
Included in Other in 2014 is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the portfolio sale of consumer real estate TDR loans.

During 2014, consumer real estate net charge-offs decreased $32.6 million from 2013 and commercial net charge-offs decreased $20.4 million from 2013. The decrease in net charge-offs in the consumer real estate portfolio is primarily due to the improving economy, as incidents of default decrease and home values increase. The decrease in net charge-offs in the commercial portfolio is primarily due to improved credit quality and continued efforts to work out problem loans.

Other Real Estate Owned and Repossessed and Returned Assets    Other real estate owned and repossessed and returned assets are summarized in the following table.

	At December 31,
(In thousands)	2014	2013	2012	2011	2010

Other real estate owned:(1)
Consumer real estate	$44,932	$47,637	$69,599	$87,792	$90,115
Commercial real estate	20,718	21,237	27,379	47,106	50,950

Total other real estate owned	65,650	68,874	96,978	134,898	141,065
Repossessed and returned assets	3,525	3,505	3,510	4,758	8,325

Total other real estate owned and repossessed and returned assets	$69,175	$72,379	$100,488	$139,656	$149,390

(1)
Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 277 owned properties and 146 foreclosed properties subject to redemption at December 31, 2014, compared with 336 owned properties and 143 foreclosed properties subject to redemption at December 31, 2013. The decrease in owned properties from December 31, 2013 resulted from sales of 647 properties, partially offset by the addition of 588 properties. The average length of time of consumer real estate properties sold during 2014 was approximately 5.4 months from the date the properties were listed for sale.

The changes in the amount of other real estate owned for the years ended December 31, 2014 and 2013 are summarized in the following table.

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer	Commercial	Total

Balance, beginning of period	$47,637	$21,237	$68,874
Transferred in, net of charge-offs	59,268	3,717	62,985
Sales	(55,409)	(3,824)	(59,233)
Write-downs	(7,870)	(6,562)	(14,432)
Other, net	1,306	6,150	7,456

Balance, end of period	$44,932	$20,718	$65,650

	At or For the Year Ended December 31, 2013
(In thousands)	Consumer	Commercial	Total

Balance, beginning of period	$69,599	$27,379	$96,978
Transferred in, net of charge-offs	67,934	13,808	81,742
Sales	(88,004)	(8,969)	(96,973)
Write-downs	(7,010)	(8,247)	(15,257)
Other, net	5,118	(2,734)	2,384

Balance, end of period	$47,637	$21,237	$68,874

Transfers into other real estate owned decreased by $18.8 million in 2014 compared with 2013. Sales of other real estate owned decreased by $37.7 million in 2014 compared with 2013.

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

TCF Bank's management Asset & Liability Committee ("ALCO") and the Finance Committee of the TCF Financial Board of Directors have adopted a Liquidity Management Policy to direct management of the Company's liquidity risk. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information.

TCF Bank had $767.0 million and $550.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at December 31, 2014 and 2013, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.4 billion and $1.1 billion at December 31, 2014 and 2013, respectively.

ALCO and the Finance Committee of the TCF Financial Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes the minimum amount of cash or liquid investments TCF Financial will hold. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information. TCF Financial had cash and liquid investments of $71.8 million and $62.8 million at December 31, 2014 and 2013, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF's deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank and was unused at both December 31, 2014 and 2013.

Deposits    Deposits totaled $15.4 billion at December 31, 2014, an increase of $1.0 billion, or 7.0%, from December 31, 2013, primarily due to promotions for money market accounts and certificates of deposit.

Checking, savings and money market deposits are an important source of low interest cost funds for TCF. These deposits totaled $12.4 billion at December 31, 2014, an increase of $0.4 billion from December 31, 2013, and comprised 80.3% of total deposits at December 31, 2014, compared with 83.2% of total deposits at December 31, 2013. The average balance of these forms of deposits during 2014 was $12.1 billion, an increase of $0.3 billion from the $11.8 billion average balance for 2013.

Certificates of deposit totaled $3.0 billion at December 31, 2014, compared with $2.4 billion at December 31, 2013.

Non-interest bearing checking represented 18.3% of total deposits at both December 31, 2014 and 2013. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.26% at both December 31, 2014 and 2013.

Borrowings    Borrowings totaled $1.2 billion and $1.5 billion at December 31, 2014 and 2013, respectively. The weighted-average rate on long-term borrowings was 1.63% and 1.41% at December 31, 2014 and 2013, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources. At December 31, 2014, TCF had $2.6 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On March 17, 2014, TCF Bank redeemed the aggregate principal amount of $50.0 million of subordinated notes due 2015, since the notes no longer qualified for treatment as Tier 2 or supplementary capital prior to redemption.

See Note 11 of Notes to Consolidated Financial Statements, Long-term Borrowings, for additional information regarding TCF's long-term borrowings.

Contractual Obligations and Commitments    As disclosed in Note 10, Note 11 and Note 17 of Notes to Consolidated Financial Statements, Short-term Borrowings, Long-term Borrowings and Financial Instruments with Off-Balance Sheet Risk, respectively, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2014, the aggregate contractual obligations and commitments were as follows.

	Payments Due by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 year	years	years	5 years

Contractual Obligations:
Total borrowings	$1,236,490	$164,999	$950,433	$11,621	$109,437
Time deposits	3,049,189	1,829,969	1,133,486	58,870	26,864
Annual rental commitments under non-cancelable operating leases	193,271	26,894	57,793	41,554	67,030
Contractual interest payments(1)	101,329	38,116	29,036	16,425	17,752
Campus marketing agreements	36,240	3,217	5,730	5,804	21,489

Total	$4,616,519	$2,063,195	$2,176,478	$134,274	$242,572

(1)
Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

	Amount of Commitment – Expiration by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 year	years	years	5 years

Commitments:
Commitments to extend credit:
Consumer real estate and other	$1,314,826	$28,444	$99,785	$138,279	$1,048,318
Commercial	609,618	159,184	124,701	229,347	96,386
Leasing and equipment finance	140,261	140,261	–	–	–

Total commitments to extend credit	2,064,705	327,889	224,486	367,626	1,144,704
Standby letters of credit and guarantees on industrial revenue bonds	14,676	12,788	1,458	430	–

Total	$2,079,381	$340,677	$225,944	$368,056	$1,144,704

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities which do not obligate the Company to lend have been excluded from the contractual obligations table above.

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with four campuses. TCF is obligated to make annual payments for the exclusive marketing rights at these four campuses through 2029. TCF also has various renewal options, which may extend the terms of these agreements.

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

Capital Management    TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, and/or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF's capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded. At December 31, 2014 and 2013, regulatory capital for TCF and TCF Bank exceeded their regulatory capital requirements. See Note 14 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

Preferred Stock    At December 31, 2014, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)("Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At December 31, 2014, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share ("Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity    Total equity at December 31, 2014 was $2.1 billion, or 11.0% of total assets, compared with $2.0 billion, or 10.7% of total assets, at December 31, 2013. Dividends to common stockholders on a per share basis totaled 5 cents for each quarter of the years ended December 31, 2014 and 2013. TCF's common dividend payout ratio for the quarters ended December 31, 2014 and 2013 were 41.67% and 22.99%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2014, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Tangible common equity at December 31, 2014 was $1.6 billion, or 8.50% of total tangible assets, compared with $1.5 billion, or 8.03% of total tangible assets, at December 31, 2013. Tangible common equity and the Tier 1 common capital ratio are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets and the Tier 1 common capital ratio. These non-GAAP financial measures are viewed by management as useful indicators of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity, tangible assets and Tier 1 common capital to the GAAP measures of total equity, total assets and Tier 1 risk-based capital, respectively.

	At December 31,

(Dollars in thousands)	2014	2013	2012	2011	2010

Computation of tangible common equity to tangible assets:
Total equity	$2,135,364	$1,964,759	$1,876,643	$1,878,627	$1,480,163
Less: Non-controlling interest in subsidiaries	13,715	11,791	13,270	10,494	8,500

Total TCF Financial Corporation stockholders' equity	2,121,649	1,952,968	1,863,373	1,868,133	1,471,663
Less:
Preferred stock	263,240	263,240	263,240	–	–
Goodwill	225,640	225,640	225,640	225,640	152,599
Other intangibles	4,641	6,326	8,674	7,134	1,232

Tangible common equity	$1,628,128	$1,457,762	$1,365,819	$1,635,359	$1,317,832

Total assets	$19,394,611	$18,379,840	$18,225,917	$18,979,388	$18,465,025
Less:
Goodwill	225,640	225,640	225,640	225,640	152,599
Other intangibles	4,641	6,326	8,674	7,134	1,232

Tangible assets	$19,164,330	$18,147,874	$17,991,603	$18,746,614	$18,311,194

Tangible common equity to tangible assets	8.50%	8.03%	7.59%	8.72%	7.20%

Computation of Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,919,887	$1,763,682	$1,633,336	$1,706,926	$1,459,703
Total risk-weighted assets	$16,321,425	$15,455,706	$14,733,203	$13,475,330	$13,936,629
Total Tier 1 risk-based capital ratio	11.76%	11.41%	11.09%	12.67%	10.47%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,919,887	$1,763,682	$1,633,336	$1,706,926	$1,459,703
Less:
Preferred stock	263,240	263,240	263,240	–	–
Qualifying non-controlling interest in subsidiaries	13,715	11,791	13,270	10,494	8,500
Qualifying trust preferred securities	–	–	–	115,000	115,000

Total Tier 1 common capital	$1,642,932	$1,488,651	$1,356,826	$1,581,432	$1,336,203

Total risk-weighted assets	$16,321,425	$15,455,706	$14,733,203	$13,475,330	$13,936,629
Total Tier 1 common capital ratio	10.07%	9.63%	9.21%	11.74%	9.59%

Critical Accounting Policies

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes. See Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, for further discussion of critical accounting policies.

Recent Accounting Developments

In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. The adoption of this ASU will be required on a prospective or retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations: Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This ASU became effective and was adopted by TCF on November 18, 2014. The adoption of this ASU did not have an impact on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. If substantial doubt exists and is not alleviated, or if substantial doubt exists and is alleviated by consideration of management's plans, footnote disclosures are required. The adoption of this ASU will be required on a prospective basis beginning with TCF's Annual Report on Form 10-K for the year ending December 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which clarified that creditors should classify certain government-guaranteed mortgage loans upon foreclosure as a separate other receivable. The separate other receivable will be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this ASU will be required on a prospective or modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which amends guidance on the measurement of financial assets and financial liabilities of a consolidated collateralized financing entity. Under the ASU, a reporting entity that has consolidated a collateralized financing entity may elect to measure the financial assets and financial liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. When this measurement alternative is not elected, this ASU clarifies that the fair value of financial assets and financial liabilities should be measured in accordance with existing fair value guidance and any difference in the fair value of financial assets and financial liabilities should be reflected in earnings and attributed to the reporting entity. The adoption of this ASU will be required on a retrospective or modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which makes limited amendments to guidance in Topic 860 on accounting for certain repurchase agreements. The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linking repurchase financing transactions and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The adoption of this ASU, as it relates to accounting changes and disclosures for certain transfers of financial assets treated as sales will be required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU, as it relates to disclosures for certain transfers of financial assets accounted for as secured borrowings, will be required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending June 30, 2015. Upon adoption of this ASU, changes in accounting for transactions outstanding are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period, and disclosures are not required to be presented for comparative periods. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this ASU will be required, using one of two retrospective application methods, beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the guidance for reporting discontinued operations and requires certain disclosures about a disposal of an individually significant component of an entity. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Legislative and Regulatory Developments

Federal and state legislation impose numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Interchange Litigation    On January 20, 2015, the Supreme Court denied the request made by a group of trade associations and merchants seeking review of a decision of the U.S. Court of Appeals, which largely upheld the Federal Reserve Board's rules governing debit card interchange fees.

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

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks    Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment in TCF's primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, increased deposit costs due to competition for deposit growth and evolving payment system developments, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF's loan, lease, investment, securities held to maturity and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in the value of assets such as interest-only strips that arise in connection with TCF's loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements    New consumer protection and supervisory requirements and regulations, including those resulting from action by the CFPB and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, use by municipalities of eminent domain on property securing troubled residential mortgage loans, or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF's fee revenue; changes to bankruptcy laws which would result in the loss of all or part of TCF's security interest due to collateral value declines; deficiencies in TCF's compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks    Limitations on TCF's ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the impact on banks of regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF's ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to future retail deposit account changes, including limitations on TCF's ability to predict customer behavior and the impact on TCF's fee revenues.

Branching Risk; Growth Risks    Adverse developments affecting TCF's supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF's balance sheet through programs or new opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

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

Litigation Risks    Results of litigation or government enforcement actions, including class action litigation or enforcement actions concerning TCF's lending or deposit activities including account servicing processes or fees or charges, or employment practices; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

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

Credit Risk

Credit risk is defined as the risk to earnings or capital if an obligor fails to meet the terms of any contract with the Company or otherwise fails to perform as agreed, such as the failure of customers and counterparties to meet their contractual obligations, as well as contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes the failure of counterparties to settle a securities transaction on agreed-upon terms or the failure of issuers in connection with mortgage-backed securities held in the Company's securities portfolios.

TCF's Enterprise Risk Management Committee meets at least quarterly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Enterprise Risk Management Committee and the Board of Directors have adopted a Concentration Policy to manage the Company's concentration risk. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify that they are predictive of borrower performance. Limits are established on the exposure to a single customer (including affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through the credit committees.

Management continuously monitors asset quality in order to manage the Company's credit risk and to determine the appropriateness of valuation allowances, including, in the case of commercial loans, inventory finance loans and equipment finance loans and leases, a risk rating methodology under which a rating of one through nine is assigned to each loan or lease. The rating reflects management's assessment of the potential impact on repayment of the customer's financial and operational condition. Asset quality is monitored separately based on the type or category of loan or lease. The rating process allows management to better define the Company's loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various scenarios, both expected and unexpected.

The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Bank Credit Committee of TCF Bank. To further manage credit risk in the securities portfolio, essentially all of the amortized cost of securities held in the securities available for sale portfolio are issued and guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association as of December 31, 2014.

Interest Rate Risk

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted interest rate risk policy limits which are incorporated into the Company's investment policy. Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks in the normal course of its business, the Company considers interest rate risk to be one of its more significant market risks. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).

TCF's ALCO meets regularly and is responsible for reviewing the Company's interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. ALCO manages TCF's interest rate risk based on interest rate expectations and other factors. The principal objective of TCF's management asset and liability activities is to provide maximum levels of net interest income and facilitate the funding needs of the Company,while maintaining acceptable levels of interest rate risk and liquidity risk.

ALCO primarily uses two interest rate risk tools with policy limits to evaluate TCF's interest rate risk: net interest income simulation and economic value of equity ("EVE"). In addition, interest rate gap is reviewed to monitor asset and liability repricing over various time periods.

Net Interest Income Simulation    Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings and events outside management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. TCF performs various sensitivity analyses on assumptions of new loan spreads, prepayment rates, basis risk, deposit attrition and deposit re-pricing.

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income

	Year Ended December 31,

(Dollars in millions)	2014		2013

Immediate Change in Interest Rates:
+200 basis points	$73.6	8.9%	$64.4	7.9%
+100 basis points	39.4	4.7	36.7	4.5

As of December 31, 2014, 50.5% of TCF's loan and lease balances will reprice or are expected to pay down in the next 12 months and 64.1% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared to low cost or no cost deposits should enable TCF to increase net interest income when interest rates rise.

Economic Value of Equity    Management also uses EVE to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

Interest Rate Gap    The interest rate gap is the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company's inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may be required to receive regulatory approval prior to making any such distributions in the future and such distributions may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. See Note 14 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements, for further information.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of the Company's liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a monthly basis. TCF's Liquidity Management Policy defines liquidity stress scenarios and establishes asset liquidity target ranges based upon those stress scenarios that are deemed appropriate for its risk profile.

TCF's asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve or through the use of overnight federal funds sold to highly rated counterparties or short-term U.S. Treasury Bills or Notes. Other asset liquidity can be provided by unpledged, highly-rated securities which could be sold or pledged to various counterparties under established agreements. At December 31, 2014, TCF had asset liquidity of $1.4 billion.

Deposits are TCF's primary source of funding. TCF also maintains secured sources of funding, which primarily include $2.6 billion of incremental borrowing capacity at the FHLB of Des Moines, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve consists primarily of consumer and commercial real estate loans. The FHLB relies upon its own internal credit analysis of TCF when determining TCF's secured borrowing capacity. In addition to the above, TCF maintains other sources of unsecured and uncommitted borrowing capacity, including overnight federal funds purchased lines, access to brokered deposits and access to the capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company's investment in TCF Commercial Finance Canada, Inc. or results of other transactions in countries outside of the United States. Beginning in 2011, TCF entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCF Commercial Finance Canada, Inc. and on certain other foreign lease transactions. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates. See Note 18 of Notes to Consolidated Financial Statements, Derivative Instruments, for further information.

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
February 23, 2015

 Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2014	2013

Assets:
Cash and due from banks	$1,115,250	$915,076
Investments	85,492	94,326
Securities held to maturity	214,454	19,912
Securities available for sale	463,294	551,064
Loans and leases held for sale	132,266	79,768
Loans and leases:
Consumer real estate:
First mortgage lien	3,139,152	3,766,421
Junior lien	2,543,212	2,572,905

Total consumer real estate	5,682,364	6,339,326
Commercial	3,157,665	3,148,352
Leasing and equipment finance	3,745,322	3,428,755
Inventory finance	1,877,090	1,664,377
Auto finance	1,915,061	1,239,386
Other	24,144	26,743

Total loans and leases	16,401,646	15,846,939
Allowance for loan and lease losses	(164,169)	(252,230)

Net loans and leases	16,237,477	15,594,709
Premises and equipment, net	436,361	437,602
Goodwill	225,640	225,640
Other assets	484,377	461,743

Total assets	$19,394,611	$18,379,840

Liabilities and Equity:
Deposits:
Checking	$5,195,243	$4,980,451
Savings	5,212,320	6,194,003
Money market	1,993,130	831,910
Certificates of deposit	3,049,189	2,426,412

Total deposits	15,449,882	14,432,776

Short-term borrowings	4,425	4,918
Long-term borrowings	1,232,065	1,483,325

Total borrowings	1,236,490	1,488,243
Accrued expenses and other liabilities	572,875	494,062

Total liabilities	17,259,247	16,415,081

Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized; 4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized; 167,503,568 and 165,164,861 shares issued, respectively	1,675	1,652
Additional paid-in capital	817,130	779,641
Retained earnings, subject to certain restrictions	1,099,914	977,846
Accumulated other comprehensive loss	(10,910)	(27,213)
Treasury stock at cost, 42,566 shares, and other	(49,400)	(42,198)

Total TCF Financial Corporation stockholders' equity	2,121,649	1,952,968
Non-controlling interest in subsidiaries	13,715	11,791

Total equity	2,135,364	1,964,759

Total liabilities and equity	$19,394,611	$18,379,840

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2014	2013	2012

Interest income:
Loans and leases	$820,436	$819,501	$835,380
Securities available for sale	11,994	18,074	35,150
Securities held to maturity	5,281	277	281
Investments and other	36,518	26,688	13,812

Total interest income	874,229	864,540	884,623

Interest expense:
Deposits	38,385	36,604	40,987
Borrowings	20,215	25,312	63,617

Total interest expense	58,600	61,916	104,604

Net interest income	815,629	802,624	780,019
Provision for credit losses	95,737	118,368	247,443

Net interest income after provision for credit losses	719,892	684,256	532,576

Non-interest income:
Fees and service charges	154,386	166,606	177,953
Card revenue	51,323	51,920	52,638
ATM revenue	22,225	22,656	24,181

Subtotal	227,934	241,182	254,772
Gains on sales of auto loans, net	43,565	29,699	22,101
Gains on sales of consumer real estate loans, net	34,794	21,692	5,413
Servicing fee income	21,444	13,406	7,759

Subtotal	99,803	64,797	35,273
Leasing and equipment finance	93,799	90,919	92,172
Other	10,704	6,196	5,974

Fees and other revenue	432,240	403,094	388,191
Gains (losses) on securities, net	1,027	964	102,232

Total non-interest income	433,267	404,058	490,423

Non-interest expense:
Compensation and employee benefits	452,942	429,188	393,841
Occupancy and equipment	139,023	134,694	130,792
FDIC insurance	25,123	32,066	30,425
Operating lease depreciation	27,152	24,500	25,378
Advertising and marketing	22,943	21,477	25,241
Other	179,904	167,777	163,897

Subtotal	847,087	809,702	769,574
Loss on termination of debt	–	–	550,735
Branch realignment	–	8,869	–
Foreclosed real estate and repossessed assets, net	24,567	27,950	41,358
Other credit costs, net	123	(1,252)	887

Total non-interest expense	871,777	845,269	1,362,554

Income (loss) before income tax expense (benefit)	281,382	243,045	(339,555)
Income tax expense (benefit)	99,766	84,345	(132,858)

Income (loss) after income tax expense (benefit)	181,616	158,700	(206,697)
Income attributable to non-controlling interest	7,429	7,032	6,187

Net income (loss) attributable to TCF Financial Corporation	174,187	151,668	(212,884)
Preferred stock dividends	19,388	19,065	5,606

Net income (loss) available to common stockholders	$154,799	$132,603	$(218,490)

Net income (loss) per common share:
Basic	$0.95	$0.82	$(1.37)
Diluted	$0.94	$0.82	$(1.37)

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2014	2013	2012

Net income (loss) attributable to TCF Financial Corporation	$174,187	$151,668	$(212,884)

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	29,071	(61,177)	19,794
Reclassification of net (gains) losses to net income (loss)	(76)	(860)	(89,879)
Net investment hedge:
Unrealized gains (losses) arising during the period	3,126	1,625	(630)
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	(3,704)	(1,979)	531
Recognized postretirement prior service cost:
Unrealized gains (losses) arising during the period	–	–	151
Reclassification of net (gains) losses to net income (loss)	(47)	(46)	(28)
Income tax (expense) benefit	(12,067)	22,781	25,678

Total other comprehensive income (loss)	16,303	(39,656)	(44,383)

Comprehensive income (loss)	$190,490	$112,012	$(257,267)

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock and		Non- controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Other	Total	Interests	Equity

Balance, December 31, 2011	–	160,366,380	$–	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627

Net loss attributable to TCF Financial Corporation	–	–	–	–	–	(212,884)	–	–	(212,884)	6,187	(206,697)
Other comprehensive income (loss)	–	–	–	–	–	–	(44,383)	–	(44,383)	–	(44,383)
Public offering of preferred stock	4,006,900	–	263,240	–	–	–	–	–	263,240	–	263,240
Net investment by (distribution to) non-controlling interest	–	–	–	–	–	–	–	–	–	(3,411)	(3,411)
Dividends on preferred stock	–	–	–	–	–	(5,606)	–	–	(5,606)	–	(5,606)
Dividends on common stock	–	–	–	–	–	(31,904)	–	–	(31,904)	–	(31,904)
Grants of restricted stock	–	1,822,025	–	18	(18)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,742,990	–	17	19,445	–	–	–	19,462	–	19,462
Cancellation of shares of restricted stock	–	(322,908)	–	(3)	(1,198)	16	–	–	(1,185)	–	(1,185)
Cancellation of common shares for tax withholding	–	(179,724)	–	(2)	(1,947)	–	–	–	(1,949)	–	(1,949)
Net amortization of stock compensation	–	–	–	–	11,108	–	–	–	11,108	–	11,108
Stock compensation tax (expense) benefit	–	–	–	–	(659)	–	–	–	(659)	–	(659)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	8,062	–	–	(8,062)	–	–	–

Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643

Net income attributable to TCF Financial Corporation	–	–	–	–	–	151,668	–	–	151,668	7,032	158,700
Other comprehensive income (loss)	–	–	–	–	–	–	(39,656)	–	(39,656)	–	(39,656)
Net investment by (distribution to) non-controlling interest	–	–	–	–	–	–	–	–	–	(8,511)	(8,511)
Dividends on preferred stock	–	–	–	–	–	(19,065)	–	–	(19,065)	–	(19,065)
Dividends on common stock	–	–	–	–	–	(32,227)	–	–	(32,227)	–	(32,227)
Grants of restricted stock	–	532,777	–	5	(5)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,389,819	–	14	20,165	–	–	–	20,179	–	20,179
Cancellation of shares of restricted stock	–	(120,313)	–	–	(299)	25	–	–	(274)	–	(274)
Cancellation of common shares for tax withholding	–	(66,185)	–	(1)	(954)	–	–	–	(955)	–	(955)
Net amortization of stock compensation	–	–	–	–	10,398	–	–	–	10,398	–	10,398
Stock compensation tax (expense) benefit	–	–	–	–	(473)	–	–	–	(473)	–	(473)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	769	–	–	(769)	–	–	–

Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759

Net income attributable to TCF Financial Corporation	–	–	–	–	–	174,187	–	–	174,187	7,429	181,616
Other comprehensive income (loss)	–	–	–	–	–	–	16,303	–	16,303	–	16,303
Net investment by (distribution to) non-controlling interest	–	–	–	–	–	–	–	–	–	(5,505)	(5,505)
Dividends on preferred stock	–	–	–	–	–	(19,388)	–	–	(19,388)	–	(19,388)
Dividends on common stock	–	–	–	–	–	(32,731)	–	–	(32,731)	–	(32,731)
Grants of restricted stock	–	1,152,906	–	11	(11)	–	–	–	–	–	–
Common shares purchased by TCF employee benefit plans	–	1,452,837	–	15	23,068	–	–	–	23,083	–	23,083
Cancellation of shares of restricted stock	–	(108,490)	–	(1)	(519)	–	–	–	(520)	–	(520)
Cancellation of common shares for tax withholding	–	(205,546)	–	(2)	(3,332)	–	–	–	(3,334)	–	(3,334)
Net amortization of stock compensation	–	–	–	–	9,025	–	–	–	9,025	–	9,025
Exercise of stock options	–	47,000	–	–	740	–	–	–	740	–	740
Stock compensation tax (expense) benefit	–	–	–	–	1,316	–	–	–	1,316	–	1,316
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	–	7,202	–	–	(7,202)	–	–	–

Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to TCF Financial Corporation	$174,187	$151,668	$(212,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	95,737	118,368	247,443
Depreciation and amortization	128,701	117,950	109,192
Proceeds from sales of loans and leases held for sale	571,551	277,180	161,221
Gains on sales of assets, net	(90,736)	(61,265)	(140,665)
Loss on termination of debt	–	–	550,735
Net income attributable to non-controlling interest	7,429	7,032	6,187
Originations of loans held for sale, net of repayments	(626,172)	(353,982)	(171,420)
Net change in other assets and accrued expenses and other liabilities	83,624	190,371	(67,985)
Other, net	(32,571)	(36,288)	14,839

Net cash provided by (used in) operating activities	311,750	411,034	496,663

Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(2,190,753)	(1,196,030)	(1,353,981)
Purchases of equipment for lease financing	(920,985)	(904,383)	(938,228)
Purchase of inventory finance portfolios	–	(9,658)	(37,527)
Proceeds from sales of loans	2,278,812	1,378,235	560,421
Proceeds from sales of lease receivables	25,468	43,215	78,805
Proceeds from sales of securities	2,813	46,506	2,089,044
Purchases of securities	(139,080)	(53,312)	(645,880)
Proceeds from maturities of and principal collected on securities	58,151	91,424	202,900
Purchases of Federal Home Loan Bank stock	(97,000)	(18,789)	(157,517)
Redemption of Federal Home Loan Bank stock	105,931	40,976	197,571
Proceeds from sales of real estate owned	67,049	102,250	132,044
Purchases of premises and equipment	(45,469)	(37,859)	(44,082)
Other, net	30,140	35,636	39,949

Net cash provided by (used in) investing activities	(824,923)	(481,789)	123,519

Cash flows from financing activities:
Net change in deposits	997,661	370,356	1,848,782
Net change in short-term borrowings	(493)	2,299	(3,797)
Proceeds from long-term borrowings	2,808,612	744,348	1,283,466
Payments on long-term borrowings	(3,009,948)	(1,120,402)	(4,164,102)
Net proceeds from public offerings of preferred stock	–	–	263,240
Redemption of subordinated debt	(50,000)	(71,020)	–
Redemption of trust preferred securities	–	–	(115,010)
Net investment by (distribution to) non-controlling interest	(5,505)	(8,511)	(3,411)
Dividends paid on preferred stock	(19,388)	(19,065)	(5,606)
Dividends paid on common stock	(32,731)	(32,227)	(31,904)
Stock compensation tax (expense) benefit	1,316	(473)	(659)
Common shares sold to TCF employee benefit plans	23,083	20,179	19,462
Exercise of stock options	740	–	–

Net cash provided by (used in) financing activities	713,347	(114,516)	(909,539)

Net change in cash and due from banks	200,174	(185,271)	(289,357)
Cash and due from banks at beginning of period	915,076	1,100,347	1,389,704

Cash and due from banks at end of period	$1,115,250	$915,076	$1,100,347

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$55,954	$61,453	$108,524
Income taxes, net	$113,562	$(28,456)	$(13,376)
Transfer of loans to other assets	$91,180	$112,463	$137,311
Transfer of securities available for sale to securities held to maturity	$191,665	$9,342	$–

See accompanying notes to consolidated financial statements

 Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation    TCF Financial Corporation, a Delaware corporation ("we," "us," "our," "TCF" or the "Company"), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan and Lease Losses    The allowance for loan and lease losses is maintained at a level appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans classified as troubled debt restructuring ("TDR") loans are considered impaired loans. TCF individually evaluates impairment on all impaired commercial and inventory finance loans, certain large impaired equipment finance loans and leases, large consumer real estate TDR loans, auto finance TDR loans and all non-accrual Winthrop Resources Corporation ("Winthrop") leases. All other loans and leases are evaluated collectively for impairment. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information, for a definition of impaired loans.

Loan impairment on consumer real estate TDR loans is a key component of the allowance for loan and lease losses. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information, for further information on the determination of the allowance for losses on accruing consumer real estate TDR loans.

Loan impairment on commercial, equipment finance and inventory finance loans is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs.

The impairment for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of incurred losses in these portfolios is based upon their historical loss rates multiplied by the respective loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, the portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values and prevailing economic conditions.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to confirmed losses are utilized in the historical data in calculating the allowance for loan and lease losses. Consumer real estate loans are charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Auto finance loans are generally charged off to the estimated fair value of underlying collateral, less estimated selling costs, if repossession is reasonably assured and in process. Otherwise, auto finance loans are charged off in full no later than 120 days past due. Deposit account overdrafts, which are included within other loans, are charged off at or before they are 60 days past due. Commercial loans, leasing and equipment finance loans and inventory finance loans which are considered collateral dependent are charged off to estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with contractual terms. Loans which are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses significantly depends upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

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

TCF occasionally sells minimum lease payments as a credit risk reduction tool to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

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

Other Significant Accounting Policies

Investments    Investments are carried at cost. TCF periodically evaluates investments for other than temporary impairment with losses, if any, recorded in non-interest income within gains (losses) on securities, net.

Securities Held to Maturity    Securities held to maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of securities available for sale to securities held to maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held to maturity investment security. Such amounts are then amortized over the remaining life of the transferred security as an adjustment of the yield on those securities. TCF periodically evaluates securities held to maturity for other than temporary impairment. Declines in value considered other than temporary, if any, would be recorded as non-interest income within gains (losses) on securities, net.

Securities Available for Sale    Securities available for sale are carried at fair value with the unrealized gains or losses, net of related deferred income taxes, reported within accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. TCF evaluates securities available for sale for other than temporary impairment on a quarterly basis. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income within gains (losses) on securities, net. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security.

Loans and Leases Held for Sale    Loans and leases designated as held for sale are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. From time to time, management identifies and designates primarily consumer real estate and auto finance loans held in the loan portfolios for sale. These loans are transferred to loans and leases held for sale at the lower of cost or fair market value at the time of transfer. Any associated allowance for loan and lease losses is transferred to the valuation allowance.

Loans and Leases    Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on acquired loans, net direct fees and costs, unearned discounts and finance charges and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on all lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to service fee income.

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

Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Income on these loans is recognized on a cash basis when there is sustained repayment performance for six consecutive months, the loan is not more than 60 days delinquent and a current credit evaluation has been completed.

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

Other Real Estate Owned and Repossessed and Returned Assets    Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in foreclosed real estate and repossessed assets, net expense. Operating expenses of properties and recoveries on sales of other real estate owned are also recorded in foreclosed real estate and repossessed assets, net. Operating revenue from foreclosed property is included in other non-interest income. Other real estate owned at December 31, 2014 and 2013, was $65.7 million and $68.9 million, respectively. Repossessed and returned assets at both December 31, 2014 and 2013, was $3.5 million.

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

Intangible Assets    All assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, are recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on an annual basis at the reporting unit level. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line or effective yield basis over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

When testing for goodwill impairment, TCF initially performs a qualitative assessment. Based on the results of this qualitative assessment, if TCF concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. Quantitative valuation methodologies primarily include discounted cash flow analysis in determining fair value of reporting units. If the fair value is less than the carrying amount, additional analysis is required to measure the amount of impairment. Impairment losses, if any, are recorded as a charge to non-interest expense and an adjustment to the carrying value of goodwill.

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

Note 2. Cash and Due from Banks

At December 31, 2014 and 2013, TCF Bank was required by Federal Reserve regulations to maintain reserves of $98.7 million and $95.5 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are held in separate accounts until remitted. TCF also retains cash balances for potential loss recourse on certain sold auto loans as well as cash for collateral on certain borrowings, foreign exchange contracts and interest rate contracts. TCF maintained restricted cash totaling $67.8 million and $46.1 million at December 31, 2014 and 2013, respectively.

TCF had cash held in interest-bearing accounts of $842.1 million and $613.3 million at December 31, 2014 and 2013, respectively.

Note 3. Investments

Investments consisted of the following.

	At December 31,

(In thousands)	2014	2013

Federal Home Loan Bank stock, at cost	$47,914	$56,845
Federal Reserve Bank stock, at cost	37,578	37,481

Total investments	$85,492	$94,326

The investments in Federal Home Loan Bank stock are required investments related to TCF's membership in and current borrowings from the Federal Home Loan Bank ("FHLB") of Des Moines. All Federal Home Loan Banks ("FHLBanks") obtain their funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations and each of the 12 FHLBanks are jointly and severally liable for repayment of each other's debt. Therefore, TCF's investments in FHLB of Des Moines could be adversely impacted by the financial operations of the FHLBanks and actions of their regulator, the Federal Housing Finance Agency.

TCF Bank is required to hold Federal Reserve Bank stock equal to 6% of TCF Bank's capital surplus, which is defined as additional paid-in capital stock, less any deficit retained earnings, gains (losses) on available for sale securities and foreign currency translation adjustments as of the current period end.

The yield on investments, which have no stated contractual maturity, is 4.25% and 3.93% at December 31, 2014 and 2013, respectively.

Note 4. Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At December 31,

	2014				2013

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$461,575	$2,405	$741	$463,239	$592,283	$1,131	$45,377	$548,037
Other	55	–	–	55	93	–	–	93
Other securities	–	–	–	–	1,642	1,292	–	2,934

Total securities available for sale	$461,630	$2,405	$741	$463,294	$594,018	$2,423	$45,377	$551,064

Weighted-average yield	2.62%				2.65%

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$209,538	$7,988	$109	$217,417	$14,610	$–	$–	$14,610
Other securities	4,916	–	–	4,916	5,302	–	–	5,302

Total securities held to maturity	$214,454	$7,988	$109	$222,333	$19,912	$–	$–	$19,912

Weighted-average yield	2.64%				3.43%

Gross realized gains of $1.2 million, $1.2 million and $90.2 million were recognized on sales of securities available for sale during 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, mortgage-backed securities with a carrying value of $8.2 million and $14.7 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during 2014 or 2013. During 2012, TCF recorded impairment charges of $0.2 million on other securities as full recovery was not expected. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

During 2014 and 2013, TCF transferred $191.7 million and $9.3 million, respectively, of available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent and ability to hold these securities to maturity. At December 31, 2014 and 2013, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive loss totaled $16.0 million and $0.3 million, respectively. These amounts are amortized over the remaining life of the transferred security. Other held to maturity securities consist primarily of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. During 2014, 2013 and 2012, TCF recorded an impairment charge of $0.1 million, $0.2 million and $0.9 million, respectively, on held to maturity securities, which had a carrying value of $4.9 million, $5.3 million and $5.7 million at December 31, 2014, 2013 and 2012, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale at December 31, 2014 and 2013 and securities held to maturity at December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous loss position. There were no gross unrealized losses for securities held to maturity at December 31, 2013.

	At December 31, 2014

	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$–	$–	$198,550	$741	$198,550	$741

Total securities available for sale	$–	$–	$198,550	$741	$198,550	$741

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,602	$109	$–	$–	$2,602	$109

Total securities held to maturity	$2,602	$109	$–	$–	$2,602	$109

	At December 31, 2013

	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

Total securities available for sale	$353,449	$22,678	$156,472	$22,699	$509,921	$45,377

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity at December 31, 2014 and 2013, are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,

	2014			2013

(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Securities available for sale:
Due in one year or less	$4	$4	11.63%	$–	$–	–%
Due in 1-5 years	76	76	4.53	138	140	5.24
Due in 5-10 years	86,806	87,594	1.93	24,328	24,543	2.17
Due after 10 years	374,744	375,620	2.78	567,910	523,447	2.67
No stated maturity	–	–	–	1,642	2,934	–

Total securities available for sale	$461,630	$463,294	2.62	$594,018	$551,064	2.65

Securities held to maturity:
Due in one year or less	$500	$500	2.00%	$–	$–	–%
Due in 1-5 years	2,500	2,500	3.08	3,000	3,000	2.90
Due in 5-10 years	400	400	3.00	–	–	–
Due after 10 years	211,054	218,933	2.64	16,912	16,912	3.52

Total securities held to maturity	$214,454	$222,333	2.64	$19,912	$19,912	3.43

Note 5. Loans and Leases

Loans and leases consisted of the following.

	At December 31,
(Dollars in thousands)	2014	2013	Percent Change

Consumer real estate:
First mortgage lien	$3,139,152	$3,766,421	(16.7)%
Junior lien	2,543,212	2,572,905	(1.2)

Total consumer real estate	5,682,364	6,339,326	(10.4)
Commercial:
Commercial real estate:
Permanent	2,382,144	2,604,673	(8.5)
Construction and development	242,111	139,024	74.2

Total commercial real estate	2,624,255	2,743,697	(4.4)
Commercial business	533,410	404,655	31.8

Total commercial	3,157,665	3,148,352	0.3
Leasing and equipment finance	3,745,322	3,428,755	9.2
Inventory finance	1,877,090	1,664,377	12.8
Auto finance	1,915,061	1,239,386	54.5
Other	24,144	26,743	(9.7)

Total loans and leases(1)	$16,401,646	$15,846,939	3.5

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $43.4 million and $30.3 million at December 31, 2014 and 2013, respectively.

The consumer real estate junior lien portfolio was comprised of $2.1 billion of home equity lines of credit ("HELOCs") and $424.4 million of amortizing junior lien mortgage loans at December 31, 2014, compared with $2.1 billion and $505.5 million at December 31, 2013, respectively. At December 31, 2014 and 2013, $1.3 billion and $1.1 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year initial draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2014 and 2013, $816.0 million and $969.2 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of December 31, 2014, 14.6% of these loans will mature in the next five years.

In 2014 and 2013, TCF sold $1.3 billion and $0.8 billion, respectively, of consumer auto loans with servicing retained, received cash of $1.4 billion and $0.8 billion, respectively, and recognized net gains of $44.7 million and $29.7 million, respectively. Related to these sales, TCF retained interest-only strips of $17.9 million and $50.7 million in 2014 and 2013, respectively. Total interest-only strips related to sales of auto loans totaled $48.6 million and $64.9 million at December 31, 2014 and 2013, respectively. TCF recorded impairment charges on these interest-only strips of $3.5 million and $5.4 million in 2014 and 2013, respectively, primarily as a result of higher prepayments than originally assumed. Contractual recourse liabilities related to sales of auto loans totaled $0.7 million and $1.1 million at December 31, 2014 and 2013, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF's managed auto loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $3.8 billion and $2.4 billion at December 31, 2014 and 2013, respectively.

In July 2014, TCF transferred consumer auto loans totaling $256.3 million with servicing retained to a trust in the Company's inaugural securitization transaction, received cash proceeds of $266.7 million and recognized gains of $7.4 million, which qualified for sale accounting and is included in the amounts above. This trust is considered a variable interest entity due to its limited capitalization and special purpose nature, however it is not consolidated as TCF is not the primary beneficiary because the Company does not have a variable interest in the trust.

In 2014 and 2013, TCF sold $1.4 billion and $0.8 billion, respectively, of consumer real estate loans, received cash of $1.4 billion and $0.8 billion, respectively, and recognized net gains of $34.1 million and $21.7 million, respectively. Related to these sales, TCF retained interest-only strips of $10.8 million and $22.2 million in 2014 and 2013, respectively. Total interest-only strips related to sales of consumer real estate loans totaled $21.2 million and $19.6 million at December 31, 2014 and 2013, respectively. TCF had no impairment charges on these interest-only strips in 2014 and recorded impairment charges of $0.5 million on these interest-only strips in 2013. Contractual recourse liabilities related to sales of consumer real estate loans totaled $0.6 million at both December 31, 2014 and 2013. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. During the fourth quarter of 2014, TCF sold consumer real estate TDR loans totaling $405.9 million, received cash proceeds of $314.0 million and recognized losses of $4.8 million which are included in the amounts above. TCF's managed consumer real estate loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $7.1 billion and $7.0 billion at December 31, 2014 and 2013, respectively.

From time to time, TCF sells leasing and equipment finance loans and minimum lease payment receivables to third-party financial institutions at fixed rates. In 2014 and 2013, TCF sold $66.9 million and $60.3 million, respectively, of loans and minimum lease payment receivables, received cash of $68.2 million and $62.1 million, respectively, and recognized net gains of $0.4 million and $0.5 million, respectively. Related to these sales, TCF established servicing liabilities of $0.8 million and $1.3 million in 2014 and 2013, respectively. At December 31, 2014 and 2013, TCF had total servicing liabilities related to leasing and equipment finance of $1.5 million and $1.7 million, respectively. At December 31, 2014 and 2013, TCF had lease residuals related to non-recourse sales of $14.2 million and $15.2 million, respectively. TCF's managed leasing and equipment finance loan portfolio, which includes portfolio loans and leases, loans held for sale, operating leases and loans and leases sold and serviced for others, totaled $4.0 billion and $3.7 billion at December 31, 2014 and 2013, respectively.

There were no material sales of commercial loans in 2014. In 2013, TCF sold $86.5 million of commercial loans and recognized a net gain of $1.6 million, with no servicing liabilities related to these sales.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. In 2014, 2013 and 2012, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2014 are as follows:

(In thousands)

2015	$711,813
2016	529,282
2017	365,547
2018	213,241
2019	105,650
Thereafter	36,949

Total	$1,962,482

Note 6. Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other information regarding the allowance for loan and lease losses. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

	At or For the Year Ended December 31, 2014

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(63,126)	(8,657)	(7,316)	(1,653)	(11,856)	(8,359)	(100,967)
Recoveries	6,867	2,887	3,705	826	1,491	5,860	21,636

Net charge-offs	(56,259)	(5,770)	(3,611)	(827)	(10,365)	(2,499)	(79,331)

Provision for credit losses	63,973	(259)	3,324	2,498	23,742	2,459	95,737
Other(1)	(98,383)	(71)	–	(243)	(5,770)	–	(104,467)

Balance, end of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169

	At or For the Year Ended December 31, 2013

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Balance, beginning of period	$182,013	$51,575	$21,037	$7,569	$4,136	$798	$267,128
Charge-offs	(97,508)	(28,944)	(7,277)	(1,141)	(5,305)	(9,115)	(149,290)
Recoveries	8,644	2,770	3,968	373	607	6,518	22,880

Net charge-offs	(88,864)	(26,174)	(3,309)	(768)	(4,698)	(2,597)	(126,410)

Provision for credit losses	87,100	12,515	1,005	1,949	13,215	2,584	118,368
Other	(4,219)	(449)	–	(158)	(2,030)	–	(6,856)

Balance, end of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230

(1)
Included in Other for consumer real estate is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the portfolio sale of consumer real estate TDR loans.

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At December 31, 2014

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Allowance for loan and lease losses:
Collectively evaluated for impairment	$57,167	$27,594	$16,310	$9,627	$17,046	$741	$128,485
Individually evaluated for impairment	28,194	3,773	2,136	393	1,184	4	35,684

Total	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169

Loans and leases outstanding:
Collectively evaluated for impairment	$5,462,005	$3,038,378	$3,731,420	$1,874,481	$1,911,267	$24,055	$16,041,606
Individually evaluated for impairment	220,359	119,287	13,763	2,609	3,676	89	359,783
Loans acquired with deteriorated credit quality	–	–	139	–	118	–	257

Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

	At December 31, 2013

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total

Allowance for loan and lease losses:
Collectively evaluated for impairment	$54,449	$28,994	$17,093	$8,308	$10,528	$781	$120,153
Individually evaluated for impairment	121,581	8,473	1,640	284	95	4	132,077

Total	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230

Loans and leases outstanding:
Collectively evaluated for impairment	$5,673,518	$2,971,308	$3,412,769	$1,657,636	$1,238,556	$26,649	$14,980,436
Individually evaluated for impairment	665,808	177,044	15,139	6,741	470	94	865,296
Loans acquired with deteriorated credit quality	–	–	847	–	360	–	1,207

Total	$6,339,326	$3,148,352	$3,428,755	$1,664,377	$1,239,386	$26,743	$15,846,939

Accruing and Non-accrual Loans and Leases    The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At December 31, 2014

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total

Consumer real estate:
First mortgage lien	$2,987,992	$13,176	$194	$3,001,362	$137,790	$3,139,152
Junior lien	2,505,640	2,091	–	2,507,731	35,481	2,543,212

Total consumer real estate	5,493,632	15,267	194	5,509,093	173,271	5,682,364
Commercial:
Commercial real estate	2,599,701	–	–	2,599,701	24,554	2,624,255
Commercial business	532,929	–	–	532,929	481	533,410

Total commercial	3,132,630	–	–	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,728,115	2,242	307	3,730,664	12,670	3,743,334
Inventory finance	1,874,933	49	26	1,875,008	2,082	1,877,090
Auto finance	1,907,005	2,785	1,478	1,911,268	3,676	1,914,944
Other	24,144	–	–	24,144	–	24,144

Subtotal	16,160,459	20,343	2,005	16,182,807	216,734	16,399,541

Portfolios acquired with deteriorated credit quality	2,017	83	5	2,105	–	2,105

Total	$16,162,476	$20,426	$2,010	$16,184,912	$216,734	$16,401,646

	At December 31, 2013

(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total

Consumer real estate:
First mortgage lien	$3,564,716	$19,815	$1,079	$3,585,610	$180,811	$3,766,421
Junior lien	2,531,151	3,532	–	2,534,683	38,222	2,572,905

Total consumer real estate	6,095,867	23,347	1,079	6,120,293	219,033	6,339,326
Commercial:
Commercial real estate	2,706,633	886	–	2,707,519	36,178	2,743,697
Commercial business	399,750	190	354	400,294	4,361	404,655

Total commercial	3,106,383	1,076	354	3,107,813	40,539	3,148,352
Leasing and equipment finance	3,404,346	2,226	613	3,407,185	14,041	3,421,226
Inventory finance	1,661,798	29	21	1,661,848	2,529	1,664,377
Auto finance	1,236,678	1,105	773	1,238,556	470	1,239,026
Other	26,323	9	1	26,333	410	26,743

Subtotal	15,531,395	27,792	2,841	15,562,028	277,022	15,839,050

Portfolios acquired with deteriorated credit quality	7,870	14	5	7,889	–	7,889

Total	$15,539,265	$27,806	$2,846	$15,569,917	$277,022	$15,846,939

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Year Ended December 31,

(In thousands)	2014	2013	2012

Contractual interest due on non-accrual loans and leases	$26,584	$33,046	$39,232
Interest income recognized on non-accrual loans and leases	9,359	12,149	9,401

Foregone interest income	$17,225	$20,897	$29,831

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged.

	At December 31,

(In thousands)	2014	2013

Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$47,731	$65,321
60+ days delinquent and accruing	247	682
Non-accrual	12,284	13,475

Total consumer real estate loans to customers in bankruptcy	$60,262	$79,478

For the years ended December 31, 2014 and 2013, interest income would have been reduced by approximately $0.4 million and $0.9 million, respectively, had the accrual of interest income on the above consumer loans been discontinued upon notification of bankruptcy.

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

Total TDR loans at December 31, 2014 and 2013 were $298.5 million and $796.5 million, respectively, of which $193.8 million and $632.8 million were accruing at December 31, 2014 and 2013, respectively. TCF held consumer real estate TDR loans of $199.6 million and $641.1 million at December 31, 2014 and 2013, respectively, of which $111.9 million and $506.6 million were accruing at December 31, 2014 and 2013, respectively. TCF also held $91.6 million and $147.1 million of commercial TDR loans at December 31, 2014 and 2013, respectively, of which $80.4 million and $120.9 million were accruing at December 31, 2014 and 2013, respectively. TDR loans for the remaining classes of finance receivables were not material at December 31, 2014 or 2013. TCF sold $405.9 million of consumer real estate TDR loans in a portfolio sale during December 2014.

The amount of unfunded commitments to consumer real estate and commercial loans classified as TDRs was $3.9 million and $6.1 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. In 2014 and 2013, $12.8 million and $17.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the year ended December 31, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $16.7 million and $1.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. For the year ended December 31, 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $17.6 million and $1.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%. For the year ended December 31, 2012, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $13.9 million and $0.9 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.7%, which compares to the original contractual average rate of 6.9%. The foregone interest income for the remaining classes of finance receivables was not material for the years ended December 31, 2014, 2013 and 2012.

The table below summarizes TDR loans that defaulted during the years ended December 31, 2014 and 2013, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Loan Balance(1)

	Year Ended December 31,

(Dollars in thousands)	2014	2013

Consumer real estate:
First mortgage lien	$1,969	$12,510
Junior lien	1,364	2,479

Total consumer real estate	3,333	14,989
Commercial:
Commercial real estate	3,895	5,561
Commercial business	127	–

Total commercial	4,022	5,561
Leasing and equipment finance	–	268
Auto finance	392	59
Other	–	1

Defaulted TDR loans modified during the applicable period	$7,747	$20,878

Total loans modified in the applicable period	$177,674	$374,761
Defaulted modified TDR loans as a percent of total loans modified in the applicable period	4.4%	5.6%

(1)
The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $20.4 million, or 18.2% of the outstanding balance, at December 31, 2014, and $103.3 million, or 20.4% of the outstanding balance, at December 31, 2013. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 4% to 22% in 2014 and 6% to 25% in 2013, depending on modification type and actual experience. At December 31, 2014, 2.4% of accruing consumer real estate TDR loans were more than 60-days delinquent, compared with 1.4% at December 31, 2013.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at December 31, 2014, $50.0 million, or 57.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 68.4% were current. Of the non-accrual TDR balance at December 31, 2013, $81.5 million, or 60.6%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 71.8% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense. The allowance on accruing commercial TDR loans was $1.4 million, or 1.7% of the outstanding balance, at December 31, 2014, and $6.3 million, or 5.2% of the outstanding balance, at December 31, 2013. No accruing commercial TDR loans were 60 days or more delinquent at December 31, 2014, compared with one commercial TDR loan with $0.9 million outstanding at December 31, 2013.

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

The following table summarizes impaired loans.

	At December 31,
	2014			2013

(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded

Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$114,526	$101,668	$18,140	$553,736	$521,248	$107,841
Junior lien	65,413	55,405	9,427	85,309	72,548	12,989

Total consumer real estate	179,939	157,073	27,567	639,045	593,796	120,830
Commercial:
Commercial real estate	58,157	54,412	3,772	84,851	71,785	7,594
Commercial business	18	18	1	9,917	4,380	880

Total commercial	58,175	54,430	3,773	94,768	76,165	8,474
Leasing and equipment finance	8,257	8,257	1,457	8,238	8,238	717
Inventory finance	1,754	1,758	393	6,741	6,741	284
Auto finance	3,074	2,928	1,184	373	308	95
Other	92	89	4	97	94	4

Total impaired loans with an allowance recorded	251,291	224,535	34,378	749,262	685,342	130,404

Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	53,606	35,147	–	59,233	43,025	–
Junior lien	33,796	7,398	–	26,710	4,306	–

Total consumer real estate	87,402	42,545	–	85,943	47,331	–
Commercial:
Commercial real estate	57,809	50,500	–	102,523	79,833	–
Commercial business	482	480	–	5,410	5,412	–

Total commercial	58,291	50,980	–	107,933	85,245	–
Inventory finance	848	851	–	–	–	–
Auto finance	1,484	748	–	317	162	–

Total impaired loans without an allowance recorded	148,025	95,124	–	194,193	132,738	–

Total impaired loans	$399,316	$319,659	$34,378	$943,455	$818,080	$130,404

The average loan balance of impaired loans and interest income recognized on impaired loans during the years ended December 31, 2014 and 2013 are included within the table below.

	Year Ended December 31,
	2014		2013

(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized

Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$311,458	$14,715	$481,292	$17,263
Junior lien	63,977	3,492	57,692	3,762

Total consumer real estate	375,435	18,207	538,984	21,025
Commercial:
Commercial real estate	63,099	2,349	99,177	3,193
Commercial business	2,199	–	10,060	70

Total commercial	65,298	2,349	109,237	3,263
Leasing and equipment finance	8,247	58	7,954	174
Inventory finance	4,249	97	4,114	158
Auto finance	1,617	–	154	2
Other	92	7	66	6

Total impaired loans with an allowance recorded	454,938	20,718	660,509	24,628

Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	39,086	2,321	92,268	2,305
Junior lien	5,852	1,285	15,236	1,682

Total consumer real estate	44,938	3,606	107,504	3,987
Commercial:
Commercial real estate	65,167	2,973	101,921	3,165
Commercial business	2,946	94	5,674	215

Total commercial	68,113	3,067	107,595	3,380
Inventory finance	426	126	–	–
Auto finance	455	–	132	–

Total impaired loans without an allowance recorded	113,932	6,799	215,231	7,367

Total impaired loans	$568,870	$27,517	$875,740	$31,995

Note 7. Premises and Equipment

Premises and equipment consisted of the following.

	At December 31,
(In thousands)	2014	2013

Land	$152,418	$154,136
Office buildings	276,943	277,085
Leasehold improvements	53,954	54,069
Furniture and equipment	312,628	294,387

Subtotal	795,943	779,677
Less: Accumulated depreciation and amortization	359,582	342,075

Total	$436,361	$437,602

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $34.0 million, $35.4 million and $35.5 million in 2014, 2013 and 2012, respectively.

At December 31, 2014, the total future minimum rental payments for operating leases of premises and equipment are as follows.

(In thousands)

2015	$26,894
2016	29,592
2017	28,201
2018	26,355
2019	15,199
Thereafter	67,030

Total	$193,271

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following.

	At December 31,
	2014			2013

(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Deposit base intangibles	$3,049	$1,502	$1,547	$3,049	$1,105	$1,944
Customer base intangibles	2,730	1,377	1,353	2,730	996	1,734
Non-compete agreement	4,590	2,849	1,741	4,590	1,942	2,648
Tradename	300	300	–	300	300	–

Total	$10,669	$6,028	$4,641	$10,669	$4,343	$6,326

Unamortizable intangible assets:
Goodwill related to funding segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to lending segment	84,395		84,395	84,395		84,395

Total	$225,640		$225,640	$225,640		$225,640

Amortization expense for intangible assets of $1.7 million, $2.3 million and $1.5 million were recognized in 2014, 2013 and 2012, respectively. Amortization expense for intangible assets is estimated to be $1.6 million for 2015, $1.4 million for 2016, $0.5 million for 2017, $0.4 million for 2018 and $0.3 million for 2019. There was no impairment of goodwill or the intangible assets in 2014, 2013 or 2012.

Note 9. Deposits

Deposits consisted of the following.

	At December 31,
	2014			2013

(Dollars in thousands)	Weighted- Average Rate	Amount	% of Total	Weighted- Average Rate	Amount	% of Total

Checking:
Non-interest bearing	–%	$2,832,526	18.3%	–%	$2,642,600	18.3%
Interest bearing	0.04	2,362,717	15.3	0.06	2,337,851	16.2

Total checking	0.02	5,195,243	33.6	0.03	4,980,451	34.5

Savings	0.15	5,212,320	33.7	0.20	6,194,003	42.9
Money market	0.54	1,993,130	13.0	0.29	831,910	5.8

Total checking, savings and money market	0.13	12,400,693	80.3	0.14	12,006,364	83.2
Certificates of deposit	0.78	3,049,189	19.7	0.86	2,426,412	16.8

Total deposits	0.26	$15,449,882	100.0%	0.26	$14,432,776	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2014.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total

Maturity:
0-3 months	$250,200	$348,379	$598,579
4-6 months	150,195	244,631	394,826
7-12 months	345,161	491,403	836,564
13-24 months	505,991	587,088	1,093,079
Over 24 months	75,609	50,532	126,141

Total	$1,327,156	$1,722,033	$3,049,189

Note 10. Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At December 31,
	2014			2013

(Dollars in thousands)	Amount	Rate		Amount	Rate

Period end balance:
Securities sold under repurchase agreements	$4,425	0.10%		$4,918	0.10%

Total	$4,425	0.10		$4,918	0.10

Average daily balances for the period ended:
Federal Home Loan Bank advances	$74,385	0.26%		$14	0.34%
Federal funds purchased	375	0.40		660	0.34
Securities sold under repurchase agreements	5,956	0.18		5,713	0.18
Line of Credit – TCF Commercial Finance Canada, Inc.	2,957	1.88		1,298	2.57

Total	$83,673	0.31		$7,685	0.60

Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$250,000	N.A	.	$–	N.A	.
Securities sold under repurchase agreements	4,425	N.A	.	7,071	N.A	.
Line of Credit – TCF Commercial Finance Canada, Inc.	11,751	N.A	.	9,587	N.A	.

N.A. Not Applicable.

At December 31, 2014, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $6.8 million.

Note 11. Long-term Borrowings

Long-term borrowings consisted of the following.

	At December 31,
		2014		2013

(Dollars in thousands)	Stated Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank advances	2014	$–	–%	$398,000	0.37%
	2015	125,000	0.38	200,000	0.33
	2016	547,000	0.75	497,000	0.76
	2017	275,000	0.25	75,000	0.21

Subtotal		947,000	0.56	1,170,000	0.52

Subordinated bank notes	2015	–	–	50,000	1.83
	2016	74,930	5.59	74,868	5.59
	2022	109,194	6.37	109,113	6.37

Subtotal		184,124	6.05	233,981	5.15

Discounted lease rentals	2014	–	–	26,275	4.06
	2015	32,904	3.84	18,866	3.96
	2016	27,539	3.83	13,319	3.92
	2017	20,580	3.82	8,281	3.69
	2018	9,032	3.92	1,689	3.45
	2019	2,589	4.23	76	3.31
	2020	160	4.57	–	–
	2021	83	4.57	–	–

Subtotal		92,887	3.85	68,506	3.94

Other long-term	2014	–	–	2,718	1.36
	2015	2,670	1.36	2,669	1.36
	2016	2,642	1.36	2,705	1.36
	2017	2,742	1.36	2,746	1.36

Subtotal		8,054	1.36	10,838	1.36

Total long-term borrowings		$1,232,065	1.63	$1,483,325	1.41

At December 31, 2014, TCF Bank had pledged loans secured by residential real estate, commercial real estate and FHLB stock with an aggregate carrying value of $5.2 billion as collateral for FHLB advances. At December 31, 2014, $375.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

On March 17, 2014, TCF Bank redeemed at par $50.0 million of subordinated notes due 2015, since the notes no longer qualified for treatment as Tier 2 or supplementary capital prior to redemption.

The $74.9 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% per annum until maturity. The $109.2 million of subordinated notes due 2022 have a fixed-rate coupon of 6.25% per annum until maturity. At December 31, 2014, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 12. Income Taxes

The following table summarizes applicable income taxes in the Consolidated Statements of Income.

(In thousands)	Current	Deferred	Total

Year ended December 31, 2014:
Federal	$55,062	$26,308	$81,370
State	2,087	11,147	13,234
Foreign	5,185	(23)	5,162

Total	$62,334	$37,432	$99,766

Year ended December 31, 2013:
Federal	$(38,206)	$107,630	$69,424
State	7,686	3,941	11,627
Foreign	3,939	(645)	3,294

Total	$(26,581)	$110,926	$84,345

Year ended December 31, 2012:
Federal	$6,646	$(129,082)	$(122,436)
State	7,994	(18,416)	(10,422)

Total	$14,640	$(147,498)	$(132,858)

TCF's effective income tax rate differed from the statutory federal income tax rate of 35.0% as a result of the following.

	Year Ended December 31,
	2014	2013	2012

Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income tax, net of federal income tax	3.06	3.11	1.99
Non-controlling interest tax effect	(0.92)	(1.01)	0.64
Tax exempt income	(0.76)	(0.86)	0.55
Foreign tax effects	(0.58)	(1.13)	–
Deferred tax adjustments	(0.33)	(0.30)	1.40
Civil money penalty	–	–	(1.03)
Other, net	(0.01)	(0.11)	0.58

Effective income tax rate	35.46%	34.70%	39.13%

Beginning in the second quarter of 2013, TCF considered its undistributed foreign earnings to be reinvested indefinitely. As a result, TCF recorded a $1.2 million benefit in 2013 to eliminate U.S. deferred taxes on its undistributed foreign earnings. This assertion is based on management's determination that cash held in TCF's foreign jurisdictions is not needed to fund its U.S. operations and that it either has reinvested or has intentions to reinvest these earnings. While management currently intends to indefinitely reinvest all of TCF's foreign earnings, should circumstances or tax laws change, TCF may need to record additional income tax expense in the period in which such determination or tax law change occurs. As of December 31, 2014 and 2013, TCF has not provided U.S. deferred taxes on $48.1 million and $33.5 million, respectively, of its undistributed foreign earnings. If these undistributed earnings were repatriated to the U.S. or otherwise became subject to U.S. taxation, the potential deferred tax liability would be approximately $4.0 million and $2.7 million, as of December 31, 2014 and 2013, respectively, assuming full utilization of related foreign tax credits.

A reconciliation of the changes in unrecognized tax benefits is as follows.

	At or For the Year Ended December 31,
(In thousands)	2014	2013	2012

Balance, beginning of period	$4,704	$4,230	$2,377
Increases for tax positions related to the current year	468	394	449
Increases for tax positions related to prior years	8	362	1,781
Decreases for tax positions related to prior years	(350)	(67)	–
Settlements with taxing authorities	–	(39)	(70)
Decreases related to lapses of applicable statutes of limitation	(181)	(176)	(307)

Balance, end of period	$4,649	$4,704	$4,230

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 million and $1.2 million at December 31, 2014 and 2013, respectively. TCF recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. TCF recognized approximately $71 thousand, $110 thousand and $77 thousand in interest and penalties during 2014, 2013 and 2012, respectively. Interest and penalties of approximately $498 thousand and $427 thousand were accrued at December 31, 2014 and 2013, respectively.

TCF's federal income tax returns are open and subject to examination for 2012 and later tax return years. TCF's various state income tax returns are generally open for the 2010 and later tax return years based on individual state statutes of limitation. TCF's various foreign income tax returns are open and subject to examination for 2010 and later tax return years. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company's deferred tax assets and deferred tax liabilities were as follows.

	At December 31,
(In thousands)	2014	2013

Deferred tax assets:
Allowance for loan and lease losses	$63,862	$62,464
Stock compensation and deferred compensation plans	34,850	29,576
Net operating losses and credit carryforwards	11,649	48,692
Valuation allowance	(5,669)	(8,745)
Non-accrual interest	9,333	1,911
Securities available for sale	5,397	16,301
Accrued expense	4,892	5,203
Other	2,721	6,676

Total deferred tax assets	127,035	162,078

Deferred tax liabilities:
Lease financing	299,621	284,767
Premises and equipment	19,114	19,289
Loan fees and discounts	14,921	17,287
Prepaid expenses	12,479	10,526
Goodwill and other intangibles	4,139	4,694
Other	8,106	7,361

Total deferred tax liabilities	358,380	343,924

Net deferred tax liabilities	$231,345	$181,846

The net operating losses and credit carryforwards at December 31, 2014 consist of state net operating losses of $6.0 million that expire in years 2015 through 2034. The valuation allowance at December 31, 2014 and 2013 principally applies to net operating losses and tax credit carryforwards that, in the opinion of management, are more likely than not to expire un-utilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

Note 13. Equity

Restricted Retained Earnings    Retained earnings at TCF Bank, at December 31, 2014, included approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other    Treasury stock and other consisted of the following.

	At December 31,

(In thousands)	2014	2013

Treasury stock, at cost	$(1,102)	$(1,102)
Shares held in trust for deferred compensation plans, at cost	(48,298)	(41,096)

Total	$(49,400)	$(42,198)

Repurchases    No repurchases of common stock were made in 2014, 2013 or 2012. At December 31, 2014, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by TCF's Board of Directors. Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock    On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1000th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). In connection with the offering, TCF issued 6,900,000 depositary shares at a public offering price of $25 per depositary share. Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million. TCF paid $12.9 million in cash dividends to holders of Series A Preferred Stock during 2014 and 2013, respectively.

6.45% Series B Non-Cumulative Perpetual Preferred Stock    On December 19, 2012, TCF completed the public offering of 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock par value $0.01 per share (the "Series B Preferred Stock"). Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $3.5 million, were $96.5 million. Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013, at a per annum rate of 6.45%. TCF paid $6.5 million and $6.1 million in cash dividends to holders of Series B Preferred stock during 2014 and 2013, respectively.

Shares Held in Trust for Deferred Compensation Plans

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans    TCF has maintained the deferred compensation plans listed above, which previously allowed eligible executives, senior officers, directors and certain other employees and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October 2008, TCF terminated the employee plans and only the Director plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans were invested in TCF common stock, other publicly traded stocks, bonds or mutual funds. At December 31, 2014, the fair value of the assets in these plans totaled $13.8 million and included $8.6 million invested in TCF common stock, compared with a total fair value of $15.1 million, including $9.4 million invested in TCF common stock at December 31, 2013.

TCF Employees Deferred Stock Compensation Plan    In 2011, TCF implemented the TCF Employees Deferred Stock Compensation Plan. This plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value totaling $33.2 million and $30.2 million at December 31, 2014 and 2013, respectively.

TCF Employees Stock Purchase Plan – Supplemental Plan    TCF also maintains the TCF Employees Stock Purchase Plan – Supplemental Plan, a non-qualified plan, to which certain employees can contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $1.5 million and $0.8 million in 2014 and 2013, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under the above plan were invested in TCF common stock or mutual funds. At December 31, 2014, the fair value of the assets in the plan totaled

$31.8 million and included $18.3 million invested in TCF common stock, compared with a total fair value of $27.8 million, including $16.4 million invested in TCF common stock at December 31, 2013.

The cost of TCF common stock held by TCF's deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants    At December 31, 2014, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Treasury's secondary public offering of the warrants issued under the Capital Purchase Program ("CPP") in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol "TCBWS," As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

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

Note 14. Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was $83.7 million at December 31, 2014, without prior approval of the Office of the Comptroller of the Currency ("OCC"). TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

	Actual		Minimum Capital Requirement(1)		Well-Capitalized Capital Requirement(1)

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

At December 31, 2014:
Tier 1 leverage capital:(2)
TCF	$1,919,887	10.07%	$762,711	4.00%	N.A	.	N.A	.
TCF Bank	1,836,019	9.63	762,746	4.00	$953,432		5.00%
Tier 1 risk-based capital:
TCF	1,919,887	11.76	652,857	4.00	979,286		6.00
TCF Bank	1,836,019	11.25	652,785	4.00	979,177		6.00
Total risk-based capital:
TCF	2,209,999	13.54	1,305,714	8.00	1,632,143		10.00
TCF Bank	2,126,131	13.03	1,305,569	8.00	1,631,961		10.00
At December 31, 2013:
Tier 1 leverage capital:(2)
TCF	$1,763,682	9.71%	$726,242	4.00%	N.A	.	N.A	.
TCF Bank	1,675,082	9.23	725,895	4.00	$907,368		5.00%
Tier 1 risk-based capital:
TCF	1,763,682	11.41	618,228	4.00	927,342		6.00
TCF Bank	1,675,082	10.84	618,033	4.00	927,049		6.00
Total risk-based capital:
TCF	2,107,981	13.64	1,236,456	8.00	1,545,571		10.00
TCF Bank	2,018,959	13.07	1,236,066	8.00	1,545,082		10.00

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

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the "Program") was adopted to enable TCF to attract and retain key personnel. At December 31, 2014, there were 2,754,016 shares reserved for issuance under the Program.

At December 31, 2014, there were 1,080,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited. Awards of service-based restricted stock vest over periods from one year to five years.

Information about restricted stock is summarized as follows.

	At or For the Year Ended December 31,

(Dollars in thousands)	2014	2013	2012

Compensation expense for restricted stock	$8,690	$10,467	$10,934
Unrecognized stock compensation expense for restricted stock awards and options	22,532	14,482	19,530
Tax benefit recognized for stock compensation expense	3,424	4,034	4,259
Weighted average amortization (years)	2.6	1.6	2.1

TCF has also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 is presented below and no stock options were subsequently issued through December 31, 2014.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (years)	6.25 - 6.75
Risk-free interest rate	2.58% - 2.91%

The following table reflects TCF's restricted stock and stock option transactions under the Program since December 31, 2011.

	Restricted Stock						Stock Options

	Shares	Price Range			Weighted- Average Grant Date Fair Value		Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

Outstanding at December 31, 2011	2,284,114	$6.16	-	$28.64	$12.95		2,198,744	$12.85	-	$15.75	5.72	$14.43
Granted	1,769,700	7.73	-	11.56	9.27		–	–	-	–	–	–
Forfeited/canceled	(322,908)	7.73	-	28.02	10.13		(121,640)	15.75	-	15.75	–	15.75
Vested	(518,671)	7.57	-	28.64	13.42		–	–	-	–	–	–

Outstanding at December 31, 2012	3,212,235	6.16	-	25.18	11.13		2,077,104	12.85	-	15.75	4.22	14.35
Granted	493,650	12.47	-	15.17	13.55		–	–	-	–	–	–
Forfeited/canceled	(120,313)	9.65	-	17.37	12.75		(451,104)	15.75	-	15.75	–	15.75
Vested	(230,277)	9.48	-	25.18	16.04		–	–	-	–	–	–

Outstanding at December 31, 2013	3,355,295	6.16	-	15.17	11.09		1,626,000	12.85	-	15.75	4.36	13.97
Granted	1,120,750	13.84	-	16.02	15.61		–	–	-	–	–	–
Exercised	–	–	-	–	–		(47,000)	15.75	-	15.75	–	15.75
Forfeited/canceled	(108,490)	6.80	-	15.79	13.06		–	–	-	–	–	–
Vested	(1,509,061)	8.35	-	14.90	11.21		–	–	-	–	–	–

Outstanding at December 31, 2014	2,858,494	6.16	-	16.02	12.73		1,579,000	12.85	-	15.75	2.98	13.91

Exercisable at December 31, 2014	N.A .				N.A	.	1,579,000	12.85	-	15.75		13.91

N.A. Not Applicable.

Note 16. Employee Benefit Plans

Employees Stock Purchase Plan    The TCF Employees Stock Purchase Plan (the "ESPP"), a qualified 401(k) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service up to a maximum company contribution of 3.0% of the employee's covered compensation, 75 cents per dollar for employees with five through nine years of service up to a maximum company contribution of 4.5% of the employee's covered compensation and $1 per dollar for employees with ten or more years of service up to a maximum company contribution of 6.0% of the employee's covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company's matching contributions are subject to a graduated vesting schedule based on an employee's years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2014, the fair value of the assets in the ESPP totaled $244.0 million and included $139.6 million invested in TCF common stock. Dividends on TCF common shares held in the ESPP reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company's matching contributions are expensed when made. TCF's contributions to the ESPP were $9.6 million in 2014, $8.9 million in 2013 and $8.0 million in 2012.

Pension Plan    The TCF Cash Balance Pension Plan (the "Pension Plan") is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligible service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants' accounts are distributed from the Pension Plan. Each month TCF credits participants' accounts with interest on the account balance based on the five-year Treasury rate plus 25 basis points determined at the beginning of each year. All participant accounts are vested.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan.

	Pension Plan		Postretirement Plan

	Year Ended December 31,

(In thousands)	2014	2013	2014	2013

Change in benefit obligation:
Benefit obligation, beginning of period	$41,870	$45,037	$5,217	$6,675
Interest cost on projected benefit obligation	1,587	1,292	198	174
Actuarial (gain) loss	1,862	(2,196)	(63)	(1,241)
Benefits paid	(5,829)	(2,263)	(368)	(391)

Projected benefit obligation, end of period	39,490	41,870	4,984	5,217

Change in fair value of plan assets:
Fair value of plan assets, beginning of period	51,018	53,617	–	–
Actual gain (loss) on plan assets	(511)	(336)	–	–
Benefits paid	(5,829)	(2,263)	(368)	(391)
TCF contributions	–	–	368	391

Fair value of plan assets, end of period	44,678	51,018	–	–

Funded status of plans, end of period	$5,188	$9,148	$(4,984)	$(5,217)

Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost, end of period	$5,188	$9,148	$(4,984)	$(5,217)
Prior service cost included in accumulated other comprehensive loss	–	–	(331)	(378)

Accumulated other comprehensive loss, before tax	–	–	(331)	(378)

Total recognized asset (liability)	$5,188	$9,148	$(5,315)	$(5,595)

The accumulated benefit obligation for the Pension Plan was $39.5 million and $41.9 million at December 31, 2014 and 2013, respectively.

TCF's Pension Plan investment policy states that assets may be invested in direct fixed income securities to include cash, money market mutual funds, U.S. Treasury securities, U.S. Government-sponsored enterprises and indirect fixed income investment securities made in fund form (mutual fund or institutional fund) where the fund invests in fixed income securities in investment grade corporate credits, non-investment grade floating-rate bank loans and non-investment grade bonds. The fair value of Level 1 assets are based upon prices obtained from independent pricing sources for the same assets traded in active markets. The fair value of the collective investment fund and the mortgage-backed securities categorized as Level 2 assets are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets. There were no assets that are valued on a recurring basis as Level 3 assets.

The following table presents the balances of TCF's Pension Plan investments at fair value on a recurring basis.

	Pension Plan

	Year Ended December 31,

(In thousands)	2014	2013

Level 1:
U.S. Treasury bills	$–	$47,999
Fixed income mutual funds	22,532	–
Money market mutual funds	16,088	3,019
Cash	71	–
Level 2:
Collective investment fund	4,961	–
Mortgage-backed securities	1,026	–

Total Pension Plan assets held in trust	$44,678	$51,018

The following table sets forth the changes recognized in accumulated other comprehensive loss that are attributed to the Postretirement Plan.

	Postretirement Plan

	Year Ended December 31,

(In thousands)	2014	2013	2012

Accumulated other comprehensive loss at the beginning of the year	$(378)	$(424)	$(301)
Prior service cost	–	–	(151)
Amortization (recognized in net periodic benefit cost):
Prior service credit	47	46	28

Total recognized in other comprehensive income (loss)	47	46	(123)

Accumulated other comprehensive loss at end of year, before tax	$(331)	$(378)	$(424)

The Pension Plan does not have any accumulated other comprehensive loss.

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2014 and 2013. The discount rates used to measure the benefit obligation of the Pension Plan and the Postretirement Plan were 3.25% and 4.0% for the years ended December 31, 2014 and 2013, respectively.

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the Pension Plan and the Postretirement Plan.

	Pension Plan

	Year Ended December 31,

(In thousands)	2014	2013	2012

Interest cost	$1,587	$1,292	$1,763
Loss on plan assets	511	336	277
Recognized actuarial (gain) loss	1,862	(2,196)	289

Net periodic benefit plan (income) cost	$3,960	$(568)	$2,329

	Postretirement Plan

	Year Ended December 31,

(In thousands)	2014	2013	2012

Interest cost	$198	$174	$293
Recognized actuarial (gain) loss	(63)	(1,241)	(721)
Amortization of prior service cost	(47)	(46)	(28)

Net periodic benefit plan (income) cost	$88	$(1,113)	$(456)

Pension Plan actual return on plan assets, net of administrative expenses was a loss of 1.0% for the year ended December 31, 2014 and a loss of 0.6% for the year ended December 31, 2013. The expected actuarial return on plan assets was a gain of $0.7 million and the actual loss on plan assets was $0.5 million and increased net periodic benefit cost for the year ended December 31, 2014. The expected actuarial return on plan assets was a gain of $0.8 million and the actual loss on plan assets was $0.3 million and increased net periodic benefit cost for the year ended December 31, 2013.

The discount rate and expected long-term rate of return on plan assets used to determine the estimated net benefit plan cost were as follows.

	Pension Plan			Postretirement Plan

Assumptions used to determine estimated net	Year Ended December 31,			Year Ended December 31,

benefit plan cost	2014	2013	2012	2014		2013		2012

Discount rate	4.00%	3.00%	4.00%	4.00%		2.75%		4.00%
Expected long-term rate of return on plan assets	1.50	1.50	1.50	N.A	.	N.A	.	N.A	.

N.A. Not Applicable.

Prior service credits of TCF's Postretirement Plan totaling $46 thousand are included within accumulated other comprehensive loss at December 31, 2014 and are expected to be recognized as components of net periodic benefit cost during 2015.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year average return of the index consistent with the Pension Plan's current investment strategy was 3.2%, net of administrative expenses. A 1.0% difference in the expected return on plan assets would result in a $0.4 million change in net periodic pension expense.

The discount rate used to determine TCF's pension and postretirement benefit obligations as of December 31, 2014 and 2013 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody's or Standard and Poor's. Bonds containing call or put provisions were excluded. The average estimated duration of TCF's Pension Plan and Postretirement Plan varied between seven and eight years.

Included within the net periodic benefit cost for the Pension Plan are recognized actuarial gains and losses. The decrease in the discount rate from 4.0% at December 31, 2013 to 3.25% at December 31, 2014 increased net periodic benefit cost by $1.9 million during 2014. Updated mortality tables at December 31, 2014 and various plan participant census changes decreased the 2014 net periodic benefit cost by $32 thousand.

Included within the net periodic benefit cost for the Postretirement Plan are recognized actuarial gains and losses. The Postretirement Plan change in actuarially estimated cost per participant as of December 31, 2014 reduced net periodic benefit cost by $0.6 million. The decrease in the discount rate from 4.0% at December 31, 2013 to 3.25% at December 31, 2014 increased the net periodic benefit cost by $0.3 million. Updated mortality tables at December 31, 2014 and various plan demographic changes increased the net periodic benefit obligation by $0.3 million.

For 2014, TCF was eligible to contribute up to $10.9 million to the Pension Plan until the 2014 federal income tax return extension due date under various IRS funding methods. During 2014, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2015. TCF expects to contribute $0.5 million to the Postretirement Plan in 2015. TCF contributed $0.4 million to the Postretirement Plan for the year ended December 31, 2014. TCF currently has no plans to pre-fund the Postretirement Plan in 2015.

The following are expected future benefit payments used to determine projected benefit obligations.

(In thousands)	Pension Plan	Postretirement Plan

2015	$4,209	$505
2016	3,549	486
2017	2,881	466
2018	3,036	445
2019	3,138	424
2020 - 2024	12,284	1,801

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2014 and 2013.

	2014	2013

Health care cost trend rate assumed for next year	5.8%	6.0%
Final health care cost trend rate	5.0%	5.0%
Year that final health care trend rate is reached	2023	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1.0% change in assumed health care cost trend rates would have the following effect.

	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total service and interest cost components	$9	$(9)
Effect on postretirement benefits obligations	217	(196)

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2014	2013

Commitments to extend credit:
Consumer real estate and other	$1,314,826	$1,274,006
Commercial	609,618	482,777
Leasing and equipment finance	140,261	158,321

Total commitments to extend credit	2,064,705	1,915,104
Standby letters of credit and guarantees on industrial revenue bonds	14,676	13,364

Total	$2,079,381	$1,928,468

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

Upon origination of a derivative instrument, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability ("cash flow hedge"), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates ("net investment hedge"), or is not designated as a hedge. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is discontinued and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately.

Cash Flow Hedges    TCF uses certain forward foreign exchange contracts to manage foreign exchange risk. Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price and settlement date. Certain of these foreign exchange contracts were designated as cash flow hedges. TCF had no forward foreign exchange contracts designated as cash flow hedges at December 31, 2014 or 2013.

Net Investment Hedges    Foreign exchange contracts, which include certain forward contracts that settle within 30 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank.

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

Certain of TCF's forward foreign exchange contracts are not designated as hedges and are generally settled within 30 days. Changes in the fair value of these foreign exchange contracts are reflected in non-interest expense.

TCF enters into interest rate lock commitments in conjunction with certain consumer real estate loans. These interest rate lock commitments are agreements to extend credit under certain specified terms and conditions at fixed rates and have original lock expirations of up to 60 days. They are not designated as hedges and accordingly, changes in the valuation of these commitments are reflected in non-interest income.

The following tables summarize TCF's outstanding derivative instruments as of December 31, 2014 and 2013. See Note 19, Fair Value Disclosures for additional information.

	At December 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)

Derivative Assets:
Net investment hedges	$42,165	$509	$–	$509
Forward foreign exchange contracts not designated as hedges	275,962	2,702	(1,179)	1,523
Swap agreements	101,166	1,798	–	1,798
Interest rate lock commitments	15,124	285	–	285

Total derivative assets		$5,294	$(1,179)	$4,115

Derivative Liabilities:
Forward foreign exchange contracts not designated as hedges	$189,310	$177	$(29)	$148
Swap agreements	114,970	2,498	(2,498)	–

Total derivative liabilities		$2,675	$(2,527)	$148

	At December 31, 2013
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)

Derivative Assets:
Forward foreign exchange contracts not designated as hedges	$98,847	$151	$(151)	$–
Swap agreements	13,500	131	–	131

Total derivative assets		$282	$(151)	$131

Derivative Liabilities:
Net investment hedges	$32,761	$87	$–	$87
Forward foreign exchange contracts not designated as hedges	363,475	834	–	834
Swap agreements	41,358	1,031	(1,031)	–

Total derivative liabilities		$1,952	$(1,031)	$921

(1)
All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income, by accounting designation.

	Year Ended December 31,
(In thousands)	2014	2013	2012

Consolidated Statements of Income:
Non-interest income:
Swap agreements	$(79)	$–	$–
Interest rate lock commitments	285	–	–
Non-interest expense:
Cash flow hedge	–	–	(6)
Forward foreign exchange contracts not designated as hedges	38,752	25,170	(7,524)

Net realized gain (loss)	$38,958	$25,170	$(7,530)

Consolidated Statements of Comprehensive Income:
Other comprehensive income (loss):
Net investment hedges	$3,126	$1,625	$(630)

Net unrealized gain (loss)	$3,126	$1,625	$(630)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large financial institutions pursuant to International Swaps and Derivatives Association, Inc. agreements. These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

At December 31, 2014, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $124.8 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.5 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at December 31, 2014.

At December 31, 2014, TCF had posted $5.1 million of cash collateral related to its swap agreements and had received $1.2 million of cash collateral related to its forward foreign exchange contracts.

Note 19. Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, forward foreign exchange contracts, swap agreements, interest rate lock commitments, forward loan sales commitments and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, interest-only strips, other real estate owned and repossessed and returned assets. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following is a discussion of the fair value hierarchy and the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value of financial instruments not recorded at fair value.

TCF groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the degree and reliability of estimates and assumptions used to determine fair value as follows: Level 1, which includes valuations that are based on prices obtained from independent pricing sources for the same instruments traded in active markets; Level 2, which includes valuations that are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets; and Level 3, for which valuations are generated from Company model-based techniques that use significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Investments    The carrying value of investments in FHLB stock and Federal Reserve Bank stock, categorized as Level 2, approximates fair value based on redemption at par value.

Securities Held to Maturity    Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of certain other securities held to maturity, categorized as Level 3, is estimated based on discounted cash flows using current market rates and consideration of credit exposure or other internal pricing methods. There is no observable secondary market for these securities.

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

Loans and Leases Held for Sale    Loans and leases held for sale are generally carried at the lower of cost or fair value. The cost of loans held for sale includes the unpaid principal balance, net of deferred loan fees and costs. Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality. Certain other loans and leases held for sale are recorded at fair value under the elected fair value option. TCF relies on internal valuation models which utilize quoted investor prices to estimate the fair value of these loans. Loans and leases held for sale are categorized as Level 3.

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

Loans for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. Such loans include impaired loans as well as certain delinquent non-accrual consumer real estate and auto finance loans. The fair value of the collateral is determined based on internal estimates and assessments provided by third-party appraisers.

Forward Foreign Exchange Contracts    TCF's forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are recorded at fair value using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance. The risk of counterparty non-performance is based on external assessments of credit risk. The fair value of these contracts, categorized as Level 2, is based on observable transactions, but not quoted markets.

Swap Agreements    TCF executes interest rate swaps with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and borrower non-performance risk. TCF also entered into a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the Visa swap agreement is based upon TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Interest Rate Lock Commitments and Forward Loan Sales Commitments    TCF's interest rate lock commitments are derivative instruments which are recorded at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also carried at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

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

Other Real Estate Owned and Repossessed and Returned Assets    The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $14.8 million and $15.6 million, which was included in foreclosed real estate and repossessed assets, net expense for the years ended December 31, 2014 and 2013, respectively.

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

Long-term Borrowings    The fair value of TCF's long-term borrowings, categorized as Level 2, is estimated based on observable market prices and discounted cash flows using interest rates for borrowings of similar remaining maturities and characteristics. The fair value of other long-term borrowings, categorized as Level 3, is based on unobservable inputs determined at the time of origination.

Assets and Liabilities Held in Trust for Deferred Compensation Plans    Assets held in trust for deferred compensation plans include investments in publicly traded stocks, excluding TCF common stock reported in treasury and other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based upon prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

Financial Instruments with Off-Balance Sheet Risk    The fair value of TCF's commitments to extend credit and standby letters of credit, categorized as Level 2, is estimated using fees currently charged to enter into similar agreements, as commitments and standby letters of credit similar to TCF's are not actively traded. Substantially all commitments to extend credit and standby letters of credit have floating interest rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total

Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$–	$463,239	$–	$463,239
Other	–	–	55	55
Loans and leases held for sale	–	–	3,308	3,308
Forward foreign exchange contracts(1)	–	3,211	–	3,211
Swap agreements(1)	–	1,798	–	1,798
Interest rate lock commitments(1)	–	–	285	285
Forward loan sales commitments	–	–	19	19
Assets held in trust for deferred compensation plans	18,703	–	–	18,703

Total assets	$18,703	$468,248	$3,667	$490,618

Forward foreign exchange contracts(1)	$–	$177	$–	$177
Swap agreements(1)	–	1,877	621	2,498
Forward loan sales commitments	–	–	42	42
Liabilities held in trust for deferred compensation plans	18,703	–	–	18,703

Total liabilities	$18,703	$2,054	$663	$21,420

Non-recurring Fair Value Measurements:
Securities held to maturity	$–	$–	$1,516	$1,516
Loans	–	–	164,897	164,897
Interest-only strips	–	–	41,204	41,204
Other real estate owned:
Consumer	–	–	40,502	40,502
Commercial	–	4,839	8,866	13,705
Repossessed and returned assets	–	1,563	1,425	2,988

Total non-recurring fair value measurements	$–	$6,402	$258,410	$264,812

(1)
As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables with the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$–	$548,037	$–	$548,037
Other	–	–	93	93
Other securities	2,934	–	–	2,934
Forward foreign exchange contracts(1)	–	151	–	151
Swap agreements(1)	–	131	–	131
Assets held in trust for deferred compensation plans	16,724	–	–	16,724

Total assets	$19,658	$548,319	$93	$568,070

Forward foreign exchange contracts(1)	$–	$921	$–	$921
Swap agreements(1)	–	132	899	1,031
Liabilities held in trust for deferred compensation plans	16,724	–	–	16,724

Total liabilities	$16,724	$1,053	$899	$18,676

Non-recurring Fair Value Measurements:
Securities held to maturity	$–	$–	$1,902	$1,902
Loans	–	–	214,183	214,183
Interest-only strips	–	–	33,098	33,098
Other real estate owned:
Consumer	–	–	40,355	40,355
Commercial	–	–	14,088	14,088
Repossessed and returned assets	–	1,537	730	2,267

Total non-recurring fair value measurements	$–	$1,537	$304,356	$305,893

(1)
As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables with the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the years ended December 31, 2014 and 2013, and transferred $1.1 million of securities available for sale from Level 3 to Level 1 in the year ended December 31, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Swap Agreements

Asset (liability) balance, December 31, 2011	$1,450	$–	$–	$–	$–
Transfers out of Level 3	(1,098)	–	–	–	–
Total net losses included in:
Net loss	–	–	–	–	(150)
Other comprehensive loss	(100)	–	–	–	–
Purchases	–	–	–	–	(1,434)
Principal paydowns / settlements	(125)	–	–	–	357

Asset (liability) balance, December 31, 2012	127	–	–	–	(1,227)
Principal paydowns / settlements	(34)	–	–	–	328

Asset (liability) balance, December 31, 2013	93	–	–	–	(899)
Total net gains (losses) included in:
Net income	–	72	285	(23)	(47)
Sales	–	(39,246)	–	–	–
Purchases / originations	–	42,482	–	–	–
Principal paydowns / settlements	(38)	–	–	–	325

Asset (liability) balance, December 31, 2014	$55	$3,308	$285	$(23)	$(621)

Fair Value Option

In the third quarter of 2014, TCF initiated a correspondent lending program in which TCF Bank originates consumer mortgage loans and sells them to a wholesale partner. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them. The following table presents the difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale as of December 31, 2014. There were no loans held for sale reported under the fair value option as of December 31, 2013.

(In thousands)	At December 31, 2014

Fair value carrying amount	$3,308
Aggregate unpaid principal amount	3,205

Fair value carrying amount less aggregate unpaid principal	$103

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at December 31, 2014. The net gain from initial measurement of the above loans and subsequent changes in fair value for loans outstanding was $0.9 million for the year ended December 31, 2014, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from offsetting hedging arrangements which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2014 and 2013, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The following tables present the carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and excluding financial instruments recorded at fair value on a recurring basis. This information represents only a portion of TCF's balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	Carrying	Estimated Fair Value at December 31, 2014
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

Financial instrument assets:
Investments	$85,492	$–	$85,492	$–	$85,492
Securities held to maturity	214,454	–	217,418	4,916	222,334
Loans and leases held for sale	132,266	–	–	139,370	139,370
Loans:
Consumer real estate	5,682,364	–	–	5,836,770	5,836,770
Commercial real estate	2,624,255	–	–	2,575,625	2,575,625
Commercial business	533,410	–	–	512,083	512,083
Equipment finance	1,806,808	–	–	1,787,271	1,787,271
Inventory finance	1,877,090	–	–	1,864,786	1,864,786
Auto finance	1,915,061	–	–	1,927,384	1,927,384
Other	24,144	–	–	18,724	18,724
Allowance for loan losses(1)	(164,169)	–	–	–	–
Interest-only strips(2)	69,789	–	–	73,058	73,058

Total financial instrument assets	$14,800,964	$–	$302,910	$14,739,987	$15,042,897

Financial instrument liabilities:
Deposits	$15,449,882	$12,400,693	$3,063,850	$–	$15,464,543
Long-term borrowings	1,232,065	–	1,246,221	8,054	1,254,275

Total financial instrument liabilities	$16,681,947	$12,400,693	$4,310,071	$8,054	$16,718,818

Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,885	$–	$25,885	$–	$25,885
Standby letters of credit	(47)	–	(47)	–	(47)

Total financial instruments with off-balance sheet risk	$25,838	$–	$25,838	$–	$25,838

(1)
Expected credit losses are included in the estimated fair values.
(2)
Carrying amounts are included in other assets.
(3)
Positive amounts represent assets, negative amounts represent liabilities.

	Carrying	Estimated Fair Value at December 31, 2013
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

Financial instrument assets:
Investments	$94,326	$–	$94,326	$–	$94,326
Securities held to maturity	19,912	–	14,610	5,302	19,912
Loans and leases held for sale	79,768	–	–	84,341	84,341
Loans:
Consumer real estate	6,339,326	–	–	6,279,328	6,279,328
Commercial real estate	2,743,697	–	–	2,673,825	2,673,825
Commercial business	404,655	–	–	392,947	392,947
Equipment finance	1,546,134	–	–	1,534,905	1,534,905
Inventory finance	1,664,377	–	–	1,653,345	1,653,345
Auto finance	1,239,386	–	–	1,256,357	1,256,357
Other	26,743	–	–	25,216	25,216
Allowance for loan losses(1)	(252,230)	–	–	–	–
Interest-only strips(2)	84,561	–	–	85,265	85,265

Total financial instrument assets	$13,990,655	$–	$108,936	$13,990,831	$14,099,767

Financial instrument liabilities:
Deposits	$14,432,776	$12,006,364	$2,434,946	$–	$14,441,310
Long-term borrowings	1,483,325	–	1,496,017	10,838	1,506,855

Total financial instrument liabilities	$15,916,101	$12,006,364	$3,930,963	$10,838	$15,948,165

Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$29,057	$–	$29,057	$–	$29,057
Standby letters of credit	(52)	–	(52)	–	(52)

Total financial instruments with off-balance sheet risk	$29,005	$–	$29,005	$–	$29,005

(1)
Expected credit losses are included in the estimated fair values.
(2)
Carrying amounts are included in other assets.
(3)
Positive amounts represent assets, negative amounts represent liabilities.

Note 20. Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2014	2013	2012

Basic Earnings (Loss) Per Common Share:
Net income (loss) attributable to TCF Financial Corporation	$174,187	$151,668	$(212,884)
Preferred stock dividends	(19,388)	(19,065)	(5,606)

Net income (loss) available to common stockholders	154,799	132,603	(218,490)
Earnings allocated to participating securities	40	71	50

Earnings (loss) allocated to common stock	$154,759	$132,532	$(218,540)

Weighted-average shares outstanding	166,542,848	164,229,421	162,288,902
Restricted stock	(2,961,413)	(3,213,417)	(3,020,094)

Weighted-average common shares outstanding for basic earnings (loss) per common share	163,581,435	161,016,004	159,268,808

Basic earnings (loss) per common share	$0.95	$0.82	$(1.37)

Diluted Earnings (Loss) Per Common Share:
Earnings (loss) allocated to common stock	$154,759	$132,532	$(218,540)

Weighted-average common shares outstanding used in basic earnings (loss) per common share calculation	163,581,435	161,016,004	159,268,808
Net dilutive effect of:
Non-participating restricted stock	250,499	719,459	–
Stock options	252,892	191,092	–

Weighted-average common shares outstanding for diluted earnings (loss) per common share	164,084,826	161,926,555	159,268,808

Diluted earnings (loss) per common share	$0.94	$0.82	$(1.37)

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

For 2014, 2013 and 2012, there were 4.2 million, 3.8 million and 5.1 million, respectively, of outstanding shares related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 21. Other Expense

Other expense consisted of the following.

	Year Ended December 31,
(In thousands)	2014	2013	2012

Loan and lease processing	$20,294	$13,787	$9,567
Professional fees	18,949	18,642	13,608
Card processing and issuance cost	16,588	15,868	15,586
Outside processing	13,288	13,767	12,919
Telecommunications	11,911	11,720	11,735
Travel	11,481	12,810	11,740
Other	87,393	81,183	88,742

Total other expense	$179,904	$167,777	$163,897

Note 22. Business Segments

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

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations and Other(1)	Consolidated

At or For the Year Ended December 31, 2014:
Net interest income	$592,409	$226,327	$166	$(3,273)	$815,629
Provision for credit losses	92,800	2,937	–	–	95,737
Non-interest income	211,166	220,568	140,779	(139,246)	433,267
Non-interest expense	426,290	434,141	147,549	(136,203)	871,777
Income tax expense (benefit)	102,398	3,722	(1,932)	(4,422)	99,766

Income (loss) after income tax expense (benefit)	182,087	6,095	(4,672)	(1,894)	181,616
Income attributable to non-controlling interest	7,429	–	–	–	7,429
Preferred stock dividends	–	–	19,388	–	19,388

Net income (loss) available to common stockholders	$174,658	$6,095	$(24,060)	$(1,894)	$154,799

Total assets	$16,871,154	$6,488,853	$239,425	$(4,204,821)	$19,394,611

Revenues from external customers:
Interest income	$852,019	$22,210	$–	$–	$874,229
Non-interest income	211,166	220,506	1,595	–	433,267

Total	$1,063,185	$242,716	$1,595	$–	$1,307,496

At or For the Year Ended December 31, 2013:
Net interest income	$568,286	$237,289	$3	$(2,954)	$802,624
Provision for credit losses	115,408	2,960	–	–	118,368
Non-interest income	168,387	235,238	136,584	(136,151)	404,058
Non-interest expense	401,326	442,557	139,864	(138,478)	845,269
Income tax expense (benefit)	76,663	9,750	8	(2,076)	84,345

Income (loss) after income tax expense (benefit)	143,276	17,260	(3,285)	1,449	158,700
Income attributable to non-controlling interest	7,032	–	–	–	7,032
Preferred stock dividends	–	–	19,065	–	19,065

Net income (loss) available to common stockholders	$136,244	$17,260	$(22,350)	$1,449	$132,603

Total assets	$16,197,449	$7,862,779	$228,863	$(5,909,251)	$18,379,840

Revenues from external customers:
Interest income	$840,250	$24,290	$–	$–	$864,540
Non-interest income	168,387	235,185	486	–	404,058

Total	$1,008,637	$259,475	$486	$–	$1,268,598

(1)
Other includes the unallocated portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

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

(1)
Other includes the unallocated portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

Note 23. Parent Company Financial Information

TCF Financial's (parent company only) condensed statements of financial condition as of December 31, 2014 and 2013 and the condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2014	2013

Assets:
Cash and cash equivalents	$71,781	$62,775
Investment in bank subsidiary	2,037,781	1,863,563
Accounts receivable from bank subsidiary	13,862	21,706
Other assets	12,628	19,498

Total assets	$2,136,052	$1,967,542

Liabilities and Equity:
Other liabilities	$14,403	$14,574

Total liabilities	14,403	14,574

Equity	2,121,649	1,952,968

Total liabilities and equity	$2,136,052	$1,967,542

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2014	2013	2012

Interest income	$365	$419	$355
Interest expense	–	–	7,952

Net interest income (expense)	365	419	(7,597)

Non-interest income:
Dividends from TCF Bank	19,000	–	18,000
Affiliate service fees	22,461	23,338	17,089
Other	1,178	407	12,936

Total non-interest income	42,639	23,745	48,025

Non-interest expense:
Compensation and employee benefits	21,193	22,108	14,703
Occupancy and equipment	338	322	298
Other	3,436	3,352	15,731

Total non-interest expense	24,967	25,782	30,732

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	18,037	(1,618)	9,696
Income tax benefit	52	309	2,766

Income (loss) before equity in undistributed earnings of subsidiaries	18,089	(1,309)	12,462
Equity (deficit) in undistributed earnings of bank subsidiary	156,098	152,977	(225,346)

Net income (loss)	174,187	151,668	(212,884)
Preferred stock dividends	19,388	19,065	5,606

Net income (loss) available to common stockholders	$154,799	$132,603	$(218,490)

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$174,187	$151,668	$(212,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Equity) deficit in undistributed earnings of bank subsidiary	(156,098)	(152,977)	225,346
(Gains) on sales of assets, net	(1,177)	(350)	(13,116)
Other, net	16,430	9,962	9,561

Net cash provided by (used in) operating activities	33,342	8,303	8,907

Cash flows from investing activities:
Capital contributions to bank subsidiary	–	–	(192,000)
Proceeds from sales of securities available for sale	2,813	–	–
Proceeds from sales of other securities	–	–	14,550
Purchases of premises and equipment	(260)	(148)	(6)
Proceeds from sales of premises and equipment	91	–	–
Other, net	–	869	–

Net cash provided by (used in) investing activities	2,644	721	(177,456)

Cash flows from financing activities:
Net proceeds from public offerings of preferred stock	–	–	263,240
Dividends paid on preferred stock	(19,388)	(19,065)	(5,606)
Dividends paid on common stock	(32,731)	(32,227)	(31,904)
Redemption of trust preferred securities	–	–	(115,010)
Interest paid on trust preferred securities	–	–	(8,757)
Shares sold to TCF employee benefit plans	23,083	20,179	19,462
Stock compensation tax (expense) benefit	1,316	(473)	(659)
Exercise of stock options	740	–	–

Net cash provided by (used in) financing activities	(26,980)	(31,586)	120,766

Net change in cash and due from banks	9,006	(22,562)	(47,783)
Cash and due from banks at beginning of period	62,775	85,337	133,120

Cash and due from banks at end of period	$71,781	$62,775	$85,337

TCF Financial's (parent company only) operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF's cash flow and ability to make dividend payments to its common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2014, TCF Bank could pay a total of approximately $83.7 million in dividends to TCF without prior regulatory approval.

Note 24. Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission ("SEC"), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance.

Note 25. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the tables below.

(In thousands)	Before Tax	Tax Effect	Net of Tax

Year Ended December 31, 2014:
Securities available for sale:
Unrealized gains (losses) arising during the period	$29,071	$(10,932)	$18,139
Reclassification of net (gains) losses to net income	(76)	29	(47)

Net unrealized gains (losses)	28,995	(10,903)	18,092
Net investment hedges:
Unrealized gains (losses) arising during the period	3,126	(1,181)	1,945
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(3,704)	–	(3,704)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(47)	17	(30)

Total other comprehensive income (loss)	$28,370	$(12,067)	$16,303

Year Ended December 31, 2013:
Securities available for sale:
Unrealized gains (losses) arising during the period	$(61,177)	$23,053	$(38,124)
Reclassification of net (gains) losses to net income	(860)	324	(536)

Net unrealized gains (losses)	(62,037)	23,377	(38,660)
Net investment hedges:
Unrealized gains (losses) arising during the period	1,625	(614)	1,011
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(1,979)	–	(1,979)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	18	(28)

Total other comprehensive income (loss)	$(62,437)	$22,781	$(39,656)

Year Ended December 31, 2012:
Securities available for sale:
Unrealized gains (losses) arising during the period	$19,794	$(7,252)	$12,542
Reclassification of net (gains) losses to net income	(89,879)	32,745	(57,134)

Net unrealized gains (losses)	(70,085)	25,493	(44,592)
Net investment hedges:
Unrealized gains (losses) arising during the period	(630)	239	(391)
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	531	–	531
Recognized postretirement prior service cost:
Unrealized gains (losses) arising during the period	151	(66)	85
Reclassification of net (gains) losses to net income	(28)	12	(16)

Total other comprehensive income (loss)	$(70,061)	$25,678	$(44,383)

(1)
Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net gains and net losses to net income related to securities available for sale were recorded in gains (losses) on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense (benefit) in the Consolidated Statements of Income. See Note 16, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the tables below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total

At or For the Year Ended December 31, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	18,139	1,945	(3,704)	–	16,380
Amounts reclassified from accumulated other comprehensive income (loss)	(47)	–	–	(30)	(77)

Net other comprehensive income (loss)	18,092	1,945	(3,704)	(30)	16,303

Balance, end of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)

At or For the Year Ended December 31, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive income (loss)	(38,124)	1,011	(1,979)	–	(39,092)
Amounts reclassified from accumulated other comprehensive income (loss)	(536)	–	–	(28)	(564)

Net other comprehensive income (loss)	(38,660)	1,011	(1,979)	(28)	(39,656)

Balance, end of period	$(26,983)	$591	$(1,056)	$235	$(27,213)

At or For the Year Ended December 31, 2012:
Balance, beginning of period	$56,269	$(29)	$392	$194	$56,826
Other comprehensive income (loss)	12,542	(391)	531	85	12,767
Amounts reclassified from accumulated other comprehensive income (loss)	(57,134)	–	–	(16)	(57,150)

Net other comprehensive income (loss)	(44,592)	(391)	531	69	(44,383)

Balance, end of period	$11,677	$(420)	$923	$263	$12,443

 Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
(In thousands, except per-share data)	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

Net interest income	$204,074	$204,180	$206,101	$201,274	$201,862	$199,627	$202,044	$199,091
Provision for credit losses	55,597	15,739	9,909	14,492	22,792	24,602	32,591	38,383

Net interest income after provision for credit losses	148,477	188,441	196,192	186,782	179,070	175,025	169,453	160,708
Non-interest income	109,768	116,076	104,016	103,407	105,412	106,160	99,783	92,703
Non-interest expense	221,758	219,688	213,195	217,136	220,469	212,232	208,516	204,052

Income before income tax expense	36,487	84,829	87,013	73,053	64,013	68,953	60,720	49,359
Income tax expense	11,011	30,791	31,385	26,579	22,791	24,551	19,444	17,559

Income after income tax expense	25,476	54,038	55,628	46,474	41,222	44,402	41,276	31,800
Income attributable to non-controlling interest	1,488	1,721	2,503	1,717	1,227	1,607	2,372	1,826
Preferred stock dividends	4,847	4,847	4,847	4,847	4,847	4,847	4,847	4,524

Net income available to common stockholders	$19,141	$47,470	$48,278	$39,910	$35,148	$37,948	$34,057	$25,450

Per common share:
Basic earnings	$0.12	$0.29	$0.30	$0.25	$0.22	$0.24	$0.21	$0.16
Diluted earnings	$0.12	$0.29	$0.29	$0.24	$0.22	$0.23	$0.21	$0.16

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures    The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting    There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TCF Financial Corporation:

We have audited TCF Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Minneapolis, Minnesota
February 23, 2015

 Item 9B. Other Information

On February 20, 2015, TCF and William A. Cooper, entered into an amendment (the "Employment Amendment") to the Amended and Restated Employment Agreement (the "Employment Agreement") and an amendment (the "Award Amendment") to the Performance Based and Employment Vested Restricted Stock Award Agreement (the "Award Agreement"), each entered into with Mr. Cooper on March 10, 2014. Pursuant to the Employment Amendment, Section 4(b) of the Employment Agreement was modified such that in the event Mr. Cooper terminates his employment with TCF for Good Reason based on the failure of the Board to elect him Chairman, Mr. Cooper will not receive any lump sum payment of salary other than accrued and unpaid salary and bonus, if any.

Pursuant to the Award Amendment, Section 3(b) of the Award Agreement was modified such that in the event Mr. Cooper terminates his employment for Good Reason (as defined in the Award Agreement), vesting will not be accelerated, but continued employment will no longer be a requirement for vesting. As a result, vesting or forfeiture will be solely based on the achievement of the performance criteria set forth in the Award Agreement.

The foregoing descriptions of the Employment Amendment and Award Amendment are qualified in their entirety by reference to their full text, copies of which are attached hereto and are incorporated by reference herein.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on April 22, 2015 (the "2015 Proxy"), and is incorporated herein by reference: Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the following sections of TCF's 2015 Proxy and is incorporated herein by reference: Corporate Governance – Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF's Audit Committee, its members and financial experts is set forth in the following sections of TCF's 2015 Proxy and is incorporated herein by reference: Election of Directors – Background of the Nominees; Corporate Governance – Board Committees, Committee Memberships, and Meetings in 2014; and Corporate Governance – Audit Committee.

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

The Board has determined that Raymond L. Barton, Thomas A. Cusick, George G. Johnson, Vance K. Opperman and Richard A. Zona meet the requirements of audit committee financial experts. The Board has also determined that Mr. Barton, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. King, Mr. Opperman and Mr. Zona are independent. Additional information regarding Mr. Barton, Mr. Cusick, Ms. Grandstrand, Mr. Johnson, Mr. King, Mr. Opperman and Mr. Zona, and the other directors is set forth in the section Election of Directors – Background of the Nominees in TCF's 2015 Proxy and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO") (the "Senior Financial Management Code of Ethics") as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the "Code of Ethics"). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF's website at www.tcfbank.com by clicking on "About TCF" and then "About TCF Corporate Governance" and then "Code of Ethics for Senior Financial

Management." Any changes to the Code of Ethics or Senior Financial Management Code of Ethics will be posted on this site and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF's 2015 Proxy and is incorporated herein by reference: Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; Executive Compensation; and Corporate Governance – Compensation, Nominating, and Corporate Governance Committee – Compensation Committee Interlocks and Insider Participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF's common stock by TCF's directors, executive officers and certain other stockholders and shares authorized under plans is set forth in the following sections of TCF's 2015 Proxy and is incorporated herein by reference: Ownership of TCF Stock; Equity Compensation Plans Approved by Stockholders; and Proposal 2: Approval of TCF Financial 2015 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and management is set forth in the section entitled Corporate Governance – Director Independence and Related Person Transactions of TCF's 2015 Proxy and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF's 2015 Proxy and is incorporated herein by reference.

 Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

The following consolidated financial statements of TCF and its subsidiaries are filed as part of this report:

Description	Page

Selected Financial Data	17
Consolidated Statements of Financial Condition at December 31, 2014 and 2013	52
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014	53
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014	54
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2014	55
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014	56
Notes to Consolidated Financial Statements	57
Other Financial Data	102
Management's Report on Internal Control Over Financial Reporting	104
Report of Independent Registered Public Accounting Firm	105
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

Dated: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM A. COOPER William A. Cooper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
/s/ MICHAEL S. JONES Michael S. Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
/s/ SUSAN D. BODE Susan D. Bode	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015
/s/ RAYMOND L. BARTON Raymond L. Barton	Director	February 23, 2015
/s/ PETER BELL Peter Bell	Director	February 23, 2015
/s/ WILLIAM F. BIEBER William F. Bieber	Director	February 23, 2015
/s/ THEODORE J. BIGOS Theodore J. Bigos	Director	February 23, 2015
/s/ THOMAS A. CUSICK Thomas A. Cusick	Director	February 23, 2015
/s/ CRAIG R. DAHL Craig R. Dahl	Director, Vice Chairman and Executive Vice President	February 23, 2015
/s/ KAREN L. GRANDSTRAND Karen L. Grandstrand	Director	February 23, 2015
/s/ THOMAS F. JASPER Thomas F. Jasper	Director, Vice Chairman and Executive Vice President	February 23, 2015
/s/ GEORGE G. JOHNSON George G. Johnson	Director	February 23, 2015
/s/ RICHARD H. KING Richard H. King	Director	February 23, 2015
/s/ VANCE K. OPPERMAN Vance K. Opperman	Director	February 23, 2015
/s/ JAMES M. RAMSTAD James M. Ramstad	Director	February 23, 2015
/s/ ROGER J. SIT Roger J. Sit	Director	February 23, 2015
/s/ BARRY N. WINSLOW Barry N. Winslow	Director	February 23, 2015
/s/ RICHARD A. ZONA Richard A. Zona	Director	February 23, 2015

 Index to Exhibits

Exhibit Number	Description

3(a)	Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 13633841)]
3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed October 25, 2013 (No. 131169769)]
4(a)
Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Form 8-A filed December 16, 2009 (No. 091243195)]
4(b)
Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation's Form 8-A filed December 16, 2009 (No. 0912431945)]
4(c)
Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation's Registration Statement on Form S-3ASR filed May 29, 2012 (No. 12874917)]
4(d)
Form of Certificate for Series A Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 22, 2012 (No. 12922780)]
4(e)
Deposit Agreement dated June 25, 2012 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 25, 2012 (No. 12923856)]
4(f)	Form of Depositary Receipt (included as part of Exhibit 4(e)) [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed June 25, 2012 (No. 12923856)]
4(g)
Form of Certificate for 6.45% Series B Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation's Current Report on Form 8-K filed December 18, 2012 (No. 121271334)]
4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.
10(a)*
TCF Financial Incentive Stock Program, as amended and restated April 24, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed April 30, 2013 (No. 13797581)]
10(a)-1*
Form of the Nonqualified Stock Option Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation's Current Report on Form 8-K filed January 25, 2008 (No. 08551203) ]
10(a)-2*
Nonqualified Stock Option Award Agreement as executed by William A. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation's Current Report on Form 8-K filed August 6, 2008 (No. 08995870)]
10(a)-3*
Form of Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation's Current Report on Form 8-K filed January 23, 2009 (No. 09543236)]
10(a)-4*
Form of Deferred Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]
10(a)-5*
Nonqualified Stock Option Award Agreement as executed by Barry N. Winslow, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-17 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011 (No. 11782127)]
10(a)-6*
Form of Performance-Based Restricted Stock Award Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed January 20, 2012 (No. 12537269)]

10(a)-7*	Form of Performance-Based Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation's Current Report on Form 8-K filed January 20, 2012 (No. 12537269)]
10(a)-8*
Performance-Based Restricted Stock Award Agreement between TCF Financial Corporation and William A. Cooper dated March 10, 2014 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed March 13, 2014 (No. 14688801)]
10(a)-9*#	Amendment No. 1 dated February 20, 2015 to the Performance-Based Restricted Stock Award Agreement between TCF Financial Corporation and William A. Cooper dated March 10, 2014
10(b)*
TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed April 30, 2013 (No. 13797581)]
10(c)*
Form of 2014 Management Incentive Plan – Executive, as executed by certain executives [incorporated by reference to Exhibit 10(c)-1 of TCF Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 1469798)]
10(c)-1*#	Form of 2015 Management Incentive Plan – Executive, as executed by certain executives
10(d)*
Amended and Restated Employment Agreement with William A. Cooper effective as of March 10, 2014 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed March 13, 2014 (No. 14688801)]
10(d)-1*
Employment Agreement with Craig R. Dahl effective as of January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed February 25, 2013 (No. 13639745)]
10(d)-2*
Employment Agreement with Thomas F. Jasper effective as of January 1, 2013 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation's Current Report on Form 8-K filed February 25, 2013 (No. 13639745)]
10(d)-3*#	Amendment No. 1 dated February 20, 2015 to the Amended and Restated Employment Agreement with William A. Cooper
10(e)*
TCF Financial Corporation Supplemental Employee Retirement Plan – ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]
10(e)-1*
TCF Employees Stock Purchase Plan – Supplemental Plan, as amended and restated effective January 1, 2011 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation's Current Report on Form 8-K filed May 3, 2011 (No. 11802298)]
10(f)*
Trust Agreement for TCF Employees Stock Purchase Plan Supplemental Executive Retirement Plan ("SERP") effective January 1, 2009 and dated November 20, 2008 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 09618185)]
10(g)*
TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]
10(h)*
Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by amendments adopted May 3, 2002 incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]
10(i)*
TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(j)*	Trust Agreement for TCF Financial Senior Officer Deferred Compensation Plan as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by Second Amendment of Trust Agreement for TCF Financial Senior Officers Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]
10(k)*
Directors Stock Grant Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012 (No. 12986667)]
10(k)-1*
Resolution adopting Directors Stock Grant Program goal for fiscal year 2009 and after [incorporated by reference to Exhibit 10(n)-1 of TCF Financial Corporation's Current Report on Form 8-K filed January 23, 2009 (No. 09543236)]
10(k)-2*
Form of Director's Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012 (No. 12986667)]
10(k)-3*
Form of Deferred Director's Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012 (No. 12986667)]
10(l)*
TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]
10(l)-1*
TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (No. 101147679)]
10(m)*
Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (No. 02568362)]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]
10(n)*	Summary of Non-Employee Director Compensation [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed July 23, 2014 (No. 14988540)]
10(o)*
TCF Employees Deferred Stock Compensation Plan, effective January 1, 2011 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]
10(p)*
Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]
12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31, 2014, 2013, 2012, 2011, and 2010

12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2014, 2013, 2012, 2011, and 2010
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2014)
23#	Consent of KPMG LLP dated February 23, 2015
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*
Executive Contract

#
Filed herein