Form 10-Q
period 2015-03-31
TCF FINANCIAL CORP
filed 2015-05-06
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2015

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

Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at

Class	April 29, 2015

Common Stock, $.01 par value	168,920,969 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets:

Cash and due from banks	$925,146	$1,115,250

Investments	79,495	85,492

Securities held to maturity	211,061	214,454

Securities available for sale	556,151	463,294

Loans and leases held for sale	223,787	132,266

Loans and leases:

Consumer real estate:

First mortgage lien	3,011,166	3,139,152

Junior lien	2,597,895	2,543,212
Total consumer real estate	5,609,061	5,682,364

Commercial	3,205,599	3,157,665

Leasing and equipment finance	3,729,386	3,745,322

Inventory finance	2,336,518	1,877,090

Auto finance	2,156,139	1,915,061

Other	20,448	24,144

Total loans and leases	17,057,151	16,401,646

Allowance for loan and lease losses	(163,799)	(164,169)

Net loans and leases	16,893,352	16,237,477

Premises and equipment, net	433,984	436,361

Goodwill	225,640	225,640

Other assets	435,957	484,377

Total assets	$19,984,573	$19,394,611

Liabilities and Equity:

Deposits:

Checking	$5,487,311	$5,195,243

Savings	5,148,993	5,212,320

Money market	2,261,761	1,993,130

Certificates of deposit	3,055,328	3,049,189

Total deposits	15,953,393	15,449,882

Short-term borrowings	8,348	4,425

Long-term borrowings	1,236,636	1,232,065

Total borrowings	1,244,984	1,236,490

Accrued expenses and other liabilities	604,514	572,875

Total liabilities	17,802,891	17,259,247

Equity:

Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;

4,006,900 issued	263,240	263,240

Common stock, par value $0.01 per share, 280,000,000 shares authorized;

168,141,710 and 167,503,568 shares issued, respectively	1,681	1,675

Additional paid-in capital	828,128	817,130

Retained earnings, subject to certain restrictions	1,126,627	1,099,914

Accumulated other comprehensive loss	(9,806)	(10,910)

Treasury stock at cost, 42,566 shares, and other	(50,078)	(49,400)

Total TCF Financial Corporation stockholders’ equity	2,159,792	2,121,649

Non-controlling interest in subsidiaries	21,890	13,715

Total equity	2,181,682	2,135,364

Total liabilities and equity	$19,984,573	$19,394,611

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,

(In thousands, except per-share data)	2015	2014

Interest income:

Loans and leases	$205,976	$202,537

Securities available for sale	3,080	3,163

Securities held to maturity	1,405	964

Investments and other	9,333	7,963

Total interest income	219,794	214,627

Interest expense:

Deposits	11,072	8,037

Borrowings	5,302	5,316

Total interest expense	16,374	13,353

Net interest income	203,420	201,274

Provision for credit losses	12,791	14,492

Net interest income after provision for credit losses	190,629	186,782

Non-interest income:

Fees and service charges	33,972	36,619

Card revenue	12,901	12,250

ATM revenue	5,122	5,319

Subtotal	51,995	54,188

Gains on sales of auto loans, net	6,265	8,470

Gains on sales of consumer real estate loans, net	8,763	11,706

Servicing fee income	7,342	4,307

Subtotal	22,370	24,483

Leasing and equipment finance	22,224	21,980

Other	4,127	2,382

Fees and other revenue	100,716	103,033

Gains (losses) on securities, net	(78)	374

Total non-interest income	100,638	103,407

Non-interest expense:

Compensation and employee benefits	115,815	115,089

Occupancy and equipment	36,827	34,839

FDIC insurance	5,393	7,563

Operating lease depreciation	7,734	6,227

Advertising and marketing	6,523	5,896

Other	48,133	41,335

Subtotal	220,425	210,949

Foreclosed real estate and repossessed assets, net	6,196	6,068

Other credit costs, net	146	119

Total non-interest expense	226,767	217,136

Income before income tax expense	64,500	73,053

Income tax expense	22,828	26,579

Income after income tax expense	41,672	46,474

Income attributable to non-controlling interest	1,871	1,717

Net income attributable to TCF Financial Corporation	39,801	44,757

Preferred stock dividends	4,847	4,847

Net income available to common stockholders	$34,954	$39,910

Net income per common share:

Basic	$0.21	$0.25

Diluted	$0.21	$0.24

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,

(In thousands)	2015	2014

Net income attributable to TCF Financial Corporation	$39,801	$44,757

Other comprehensive income (loss):

Securities available for sale:

Unrealized gains (losses) arising during the period	4,139	11,866

Reclassification of net (gains) losses to net income	304	(177)

Net investment hedges:

Unrealized gains (losses) arising during the period	3,588	1,210

Foreign currency translation adjustment:

Unrealized gains (losses) arising during the period	(3,886)	(1,376)

Recognized postretirement prior service cost:

Reclassification of net (gains) losses to net income	(12)	(12)

Income tax (expense) benefit	(3,029)	(4,854)

Total other comprehensive income (loss)	1,104	6,657

Comprehensive income (loss)	$40,905	$51,414

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total
(Dollars in thousands)	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	—	—	—	—	—	44,757	—	—	44,757	1,717	46,474
Other comprehensive income (loss)	—	—	—	—	—	—	6,657	—	6,657	—	6,657
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,776	7,776
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(8,145)	—	—	(8,145)	—	(8,145)
Grants of restricted stock	—	575,848	—	5	(5)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	462,719	—	5	7,449	—	—	—	7,454	—	7,454
Cancellation of shares of restricted stock	—	(10,720)	—	—	(62)	—	—	—	(62)	—	(62)
Cancellation of common shares for tax withholding	—	(22,472)	—	—	(365)	—	—	—	(365)	—	(365)
Net amortization of stock compensation	—	—	—	—	1,663	—	—	—	1,663	—	1,663
Stock compensation tax (expense) benefit	—	—	—	—	461	—	—	—	461	—	461
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	8,636	—	—	(8,636)	—	—	—
Balance, March 31, 2014	4,006,900	166,170,236	$263,240	$1,662	$797,418	$1,009,611	$(20,556)	$(50,834)	$2,000,541	$21,284	$2,021,825

Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income attributable to TCF Financial Corporation	—	—	—	—	—	39,801	—	—	39,801	1,871	41,672
Other comprehensive income (loss)	—	—	—	—	—	—	1,104	—	1,104	—	1,104
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	6,304	6,304
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(8,241)	—	—	(8,241)	—	(8,241)
Grants of restricted stock	—	136,979	—	1	(1)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	532,838	—	5	8,278	—	—	—	8,283	—	8,283
Cancellation of shares of restricted stock	—	(19,309)	—	—	(51)	—	—	—	(51)	—	(51)
Cancellation of common shares for tax withholding	—	(12,366)	—	—	(192)	—	—	—	(192)	—	(192)
Net amortization of stock compensation	—	—	—	—	2,152	—	—	—	2,152	—	2,152
Stock compensation tax (expense) benefit	—	—	—	—	134	—	—	—	134	—	134
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	678	—	—	(678)	—	—	—
Balance, March 31, 2015	4,006,900	168,141,710	$263,240	$1,681	$828,128	$1,126,627	$(9,806)	$(50,078)	$2,159,792	$21,890	$2,181,682

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$39,801	$44,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	12,791	14,492
Depreciation and amortization	36,804	29,419
Proceeds from sales of loans and leases held for sale	123,689	98,253
Gains on sales of assets, net	(17,202)	(23,133)
Net income attributable to non-controlling interest	1,871	1,717
Originations of loans held for sale, net of repayments	(218,630)	(132,669)
Net change in other assets and accrued expenses and other liabilities	(35,314)	20,101
Other, net	(7,080)	(7,521)
Net cash provided by (used in) operating activities	(63,270)	45,416
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(866,211)	(741,464)
Purchases of equipment for lease financing	(199,117)	(202,405)
Proceeds from sales of loans	364,386	527,892
Proceeds from sales of lease receivables	7,375	5,057
Proceeds from sales of securities	—	1,047
Purchases of securities	(88,067)	(36,571)
Proceeds from maturities of and principal collected on securities	19,468	9,523
Purchases of Federal Home Loan Bank stock	(27,000)	(29,000)
Redemption of Federal Home Loan Bank stock	33,004	28,922
Proceeds from sales of real estate owned	16,938	19,425
Purchases of premises and equipment	(8,414)	(12,573)
Other, net	8,708	6,559
Net cash provided by (used in) investing activities	(738,930)	(423,588)
Cash flows from financing activities:
Net change in deposits	603,007	365,362
Net change in short-term borrowings	4,083	175,665
Proceeds from long-term borrowings	1,212,244	542,210
Payments on long-term borrowings	(1,208,871)	(705,909)
Redemption of subordinated debt	—	(50,000)
Net investment by (distribution to) non-controlling interest	6,304	7,776
Dividends paid on preferred stock	(4,847)	(4,847)
Dividends paid on common stock	(8,241)	(8,145)
Stock compensation tax (expense) benefit	134	461
Common shares sold to TCF employee benefit plans	8,283	7,454
Net cash provided by (used in) financing activities	612,096	330,027
Net change in cash and due from banks	(190,104)	(48,145)
Cash and due from banks at beginning of period	1,115,250	915,076
Cash and due from banks at end of period	$925,146	$866,931
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$13,442	$12,119
Income taxes, net	(38,068)	6,156
Transfer of loans to other assets	23,921	20,248
Transfer of securities available for sale to securities held to maturity	—	191,665

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company’s most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2014, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Accounting policies in effect at December 31, 2014 remain significantly unchanged and will be followed similarly as in previous periods.

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

Note 2.  Cash and Due from Banks

At March 31, 2015 and December 31, 2014, TCF Bank was required by Federal Reserve regulations to maintain reserves of $95.0 million and $98.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF also retains cash balances for collateral on certain borrowings, forward foreign exchange contracts and interest rate contracts. TCF maintained restricted cash totaling $91.9 million and $67.8 million at March 31, 2015 and December 31, 2014, respectively.

TCF had cash held in interest-bearing accounts of $628.6 million and $842.1 million at March 31, 2015 and December 31, 2014, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At March 31, 2015				At December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$550,297	$6,131	$327	$556,101	$461,575	$2,405	$741	$463,239
Other	50	—	—	50	55	—	—	55
Total securities available for sale	$550,347	$6,131	$327	$556,151	$461,630	$2,405	$741	$463,294
Weighted-average yield	2.50%				2.62%
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$206,251	$10,116	$98	$216,269	$209,538	$7,988	$109	$217,417
Other securities	4,810	—	—	4,810	4,916	—	—	4,916
Total securities held to maturity	$211,061	$10,116	$98	$221,079	$214,454	$7,988	$109	$222,333
Weighted-average yield	2.65%				2.64%

There were no sales of securities available for sale during the three months ended March 31, 2015. Gross realized gains of $0.4 million were recognized on sales of securities available for sale during the three months ended March 31, 2014. At March 31, 2015 and December 31, 2014, mortgage-backed securities with a carrying value of $8.0 million and $8.2 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during both the three months ended March 31, 2015 and 2014. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

There were no transfers from available for sale mortgage-backed securities to held to maturity during the three months ended March 31, 2015. During the three months ended March 31, 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF’s intent and ability to hold these securities to maturity. At March 31, 2015 and December 31, 2014, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive loss totaled $15.7 million and $16.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. Other held to maturity securities consist primarily of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. During the three months ended March 31, 2015, TCF recorded an impairment charge of $0.1 million on held to maturity securities, which had a carrying value of $4.8 million. There were no impairment charges recognized on held to maturity securities during the three months ended March 31, 2014.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At March 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$56,688	$327	$—	$—	$56,688	$327
Total securities available for sale	$56,688	$327	$—	$—	$56,688	$327

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,264	$24	$1,042	$74	$2,306	$98
Total securities held to maturity	$1,264	$24	$1,042	$74	$2,306	$98

	At December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$—	$198,550	$741	$198,550	$741
Total securities available for sale	$—	$—	$198,550	$741	$198,550	$741

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,602	$109	$—	$—	$2,602	$109
Total securities held to maturity	$2,602	$109	$—	$—	$2,602	$109

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity at March 31, 2015 and December 31, 2014 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2015			At December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in one year or less	$11	$11	9.69%	$4	$4	11.63%
Due in 1-5 years	58	58	3.59	76	76	4.53
Due in 5-10 years	82,944	84,339	1.93	86,806	87,594	1.93
Due after 10 years	467,334	471,743	2.60	374,744	375,620	2.78
Total securities available for sale	$550,347	$556,151	2.50	$461,630	$463,294	2.62

Securities held to maturity:
Due in one year or less	$—	$—	—%	$500	$500	2.00%
Due in 1-5 years	1,500	1,500	2.80	2,500	2,500	3.08
Due in 5-10 years	1,900	1,900	3.00	400	400	3.00
Due after 10 years	207,661	217,679	2.65	211,054	218,933	2.64
Total securities held to maturity	$211,061	$221,079	2.65	$214,454	$222,333	2.64

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At March 31, 2015	At December 31, 2014	Percent Change
Consumer real estate:
First mortgage lien	$3,011,166	$3,139,152	(4.1)%
Junior lien	2,597,895	2,543,212	2.2
Total consumer real estate	5,609,061	5,682,364	(1.3)
Commercial:
Commercial real estate:
Permanent	2,338,202	2,382,144	(1.8)
Construction and development	298,230	242,111	23.2
Total commercial real estate	2,636,432	2,624,255	0.5
Commercial business	569,167	533,410	6.7
Total commercial	3,205,599	3,157,665	1.5
Leasing and equipment finance	3,729,386	3,745,322	(0.4)
Inventory finance	2,336,518	1,877,090	24.5
Auto finance	2,156,139	1,915,061	12.6
Other	20,448	24,144	(15.3)
Total loans and leases(1)	$17,057,151	$16,401,646	4.0

(1)  Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $48.6 million and $43.4 million at March 31, 2015 and December 31, 2014, respectively.

The consumer real estate junior lien portfolio was comprised of $2.2 billion of home equity lines of credit (“HELOCs”) and $404.9 million of amortizing junior lien mortgage loans at March 31, 2015, compared with $2.1 billion and $424.4 million at December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, $1.4 billion and $1.3 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2015 and December 31, 2014, $778.2 million and $816.0 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of March 31, 2015, 18.2% of these loans mature prior to 2021.

During the three months ended March 31, 2015 and 2014, TCF sold $203.5 million and $261.7 million, respectively, of consumer auto loans with servicing retained, received cash of $210.5 million and $267.2 million, respectively, and recognized net gains of $6.7 million and $8.8 million, respectively. Related to these sales, TCF retained interest-only strips of $0 and $4.5 million for the three months ended March 31, 2015 and 2014, respectively. Total interest-only strips related to sales of auto loans totaled $41.1 million and $48.6 million at March 31, 2015 and December 31, 2014, respectively. TCF recorded impairment charges on these interest-only strips of $0.5 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively, primarily as a result of higher prepayments than originally assumed. Contractual recourse liabilities related to sales of auto loans totaled $0.4 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s managed auto loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $4.2 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, TCF sold $264.3 million and $347.4 million, respectively, of consumer real estate loans, received cash of $271.0 million and $353.0 million, respectively, and recognized net gains of $8.2 million and $11.7 million, respectively. Related to these sales, TCF retained interest-only strips of $2.7 million and $8.2 million for the three months ended March 31, 2015 and 2014, respectively. Total interest-only strips related to sales of consumer real estate loans totaled $21.4 million and $21.2 million at March 31, 2015 and December 31, 2014, respectively. TCF had no impairment charges on these interest-only strips for the three months ended March 31, 2015 and 2014. Contractual recourse liabilities related to sales of consumer real estate loans totaled $0.6 million at both March 31, 2015 and December 31, 2014. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF’s managed consumer real estate loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $7.1 billion at both March 31, 2015 and December 31, 2014.

TCF’s agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan’s compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the three months ended March 31, 2015 and 2014, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following table provides the allowance for loan and lease losses and other related information. TCF’s key credit quality indicator is the receivable’s payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(9,206)	(876)	(1,876)	(528)	(3,961)	(1,677)	(18,124)
Recoveries	1,925	1,397	985	109	610	1,561	6,587
Net (charge-offs) recoveries	(7,281)	521	(891)	(419)	(3,351)	(116)	(11,537)
Provision for credit losses	2,819	233	366	3,032	6,340	1	12,791
Other	(607)	—	—	(224)	(793)	—	(1,624)
Balance, end of period	$80,292	$32,121	$17,921	$12,409	$20,426	$630	$163,799

At or For the Three Months Ended March 31, 2014:
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(14,555)	(1,645)	(1,535)	(167)	(2,533)	(1,902)	(22,337)
Recoveries	1,852	135	786	301	257	1,590	4,921
Net (charge-offs) recoveries	(12,703)	(1,510)	(749)	134	(2,276)	(312)	(17,416)
Provision for credit losses	7,079	120	639	1,677	4,827	150	14,492
Other	(1,039)	(15)	—	(94)	(1,112)	—	(2,260)
Balance, end of period	$169,367	$36,062	$18,623	$10,309	$12,062	$623	$247,046

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At March 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$52,632	$28,998	$16,115	$11,689	$19,088	$627	$129,149
Individually evaluated for impairment	27,660	3,123	1,806	720	1,338	3	34,650
Total	$80,292	$32,121	$17,921	$12,409	$20,426	$630	$163,799
Loans and leases outstanding:
Collectively evaluated for impairment	$5,390,634	$3,103,300	$3,716,069	$2,327,058	$2,151,584	$20,427	$16,709,072
Individually evaluated for impairment	218,427	102,299	13,195	9,460	4,483	21	347,885
Loans acquired with deteriorated credit quality	—	—	122	—	72	—	194
Total	$5,609,061	$3,205,599	$3,729,386	$2,336,518	$2,156,139	$20,448	$17,057,151

	At December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$57,167	$27,594	$16,310	$9,627	$17,046	$741	$128,485
Individually evaluated for impairment	28,194	3,773	2,136	393	1,184	4	35,684
Total	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Loans and leases outstanding:
Collectively evaluated for impairment	$5,462,005	$3,038,378	$3,731,420	$1,874,481	$1,911,267	$24,055	$16,041,606
Individually evaluated for impairment	220,359	119,287	13,763	2,609	3,676	89	359,783
Loans acquired with deteriorated credit quality	—	—	139	—	118	—	257
Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At March 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,861,533	$13,189	$1,324	$2,876,046	$135,120	$3,011,166
Junior lien	2,558,665	2,789	—	2,561,454	36,441	2,597,895
Total consumer real estate	5,420,198	15,978	1,324	5,437,500	171,561	5,609,061
Commercial:
Commercial real estate	2,612,451	—	—	2,612,451	23,981	2,636,432
Commercial business	568,713	—	—	568,713	454	569,167
Total commercial	3,181,164	—	—	3,181,164	24,435	3,205,599
Leasing and equipment finance	3,713,034	2,337	832	3,716,203	12,103	3,728,306
Inventory finance	2,326,978	73	7	2,327,058	9,460	2,336,518
Auto finance	2,148,129	2,326	1,030	2,151,485	4,584	2,156,069
Other	20,443	—	5	20,448	—	20,448
Subtotal	16,809,946	20,714	3,198	16,833,858	222,143	17,056,001
Portfolios acquired with deteriorated credit quality	1,150	—	—	1,150	—	1,150
Total	$16,811,096	$20,714	$3,198	$16,835,008	$222,143	$17,057,151

	At December 31, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,987,992	$13,176	$194	$3,001,362	$137,790	$3,139,152
Junior lien	2,505,640	2,091	—	2,507,731	35,481	2,543,212
Total consumer real estate	5,493,632	15,267	194	5,509,093	173,271	5,682,364
Commercial:
Commercial real estate	2,599,701	—	—	2,599,701	24,554	2,624,255
Commercial business	532,929	—	—	532,929	481	533,410
Total commercial	3,132,630	—	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,728,115	2,242	307	3,730,664	12,670	3,743,334
Inventory finance	1,874,933	49	26	1,875,008	2,082	1,877,090
Auto finance	1,907,005	2,785	1,478	1,911,268	3,676	1,914,944
Other	24,144	—	—	24,144	—	24,144
Subtotal	16,160,459	20,343	2,005	16,182,807	216,734	16,399,541
Portfolios acquired with deteriorated credit quality	2,017	83	5	2,105	—	2,105
Total	$16,162,476	$20,426	$2,010	$16,184,912	$216,734	$16,401,646

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended March 31,
(In thousands)	2015	2014
Contractual interest due on non-accrual loans and leases	$5,223	$7,190
Interest income recognized on non-accrual loans and leases	1,312	1,509
Unrecognized interest income	$3,911	$5,681

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged.

(In thousands)	At March 31, 2015	At December 31, 2014
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$40,028	$47,731
60+ days delinquent and accruing	—	247
Non-accrual	17,319	12,284
Total consumer real estate loans to customers in bankruptcy	$57,347	$60,262

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”) loan. TDR loans consist primarily of consumer real estate and commercial loans.

Total TDR loans at March 31, 2015 and December 31, 2014 were $273.7 million and $298.5 million, respectively, of which $167.8 million and $193.8 million were accruing at March 31, 2015 and December 31, 2014, respectively. TCF held consumer real estate TDR loans of $198.7 million and $199.6 million at March 31, 2015 and December 31, 2014, respectively, of which $111.7 million and $111.9 million were accruing at March 31, 2015 and December 31, 2014, respectively. TCF also held $67.3 million and $91.6 million of commercial TDR loans at March 31, 2015 and December 31, 2014, respectively, of which $55.1 million and $80.4 million were accruing at March 31, 2015 and December 31, 2014, respectively. TDR loans for the remaining classes of finance receivables were not material at March 31, 2015 or December 31, 2014.

The amount of unfunded commitments to commercial and consumer real estate loans classified as TDRs was $3.8 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the three months ended March 31, 2015 and 2014, $9.0 million and $11.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended March 31, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.9%, which compares to the original contractual average rate of 6.5%. For the three months ended March 31, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.4 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.2%, which compares to the original contractual average rate of 6.7%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended March 31, 2015 and 2014.

The table below summarizes TDR loans that defaulted during the three months ended March 31, 2015 and 2014, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Loan balance:(1)
Consumer real estate:
First mortgage lien	$243	$1,962
Junior lien	240	1,260
Total consumer real estate	483	3,222
Commercial real estate	—	2,791
Auto finance	181	58
Defaulted TDR loans modified during the applicable period	$664	$6,071
Total TDR loans modified in the applicable period	$78,689	$140,165
Defaulted modified TDR loans as a percent of total TDR loans modified in the applicable period	0.8%	4.3%

(1)   The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF’s allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $20.3 million, or 18.2% of the outstanding balance, at March 31, 2015, and $20.4 million, or 18.2% of the outstanding balance, at December 31, 2014. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 6% to 20% in 2015 and 4% to 22% in 2014, depending on modification type and actual experience. At March 31, 2015, 2.3% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.4% at December 31, 2014.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at March 31, 2015, $52.4 million, or 60.2%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 71.1% were current. Of the non-accrual TDR balance at December 31, 2014, $50.0 million, or 57.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 68.4% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense. The allowance on accruing commercial TDR loans was $1.1 million, or 2.1% of the outstanding balance, at March 31, 2015, and $1.4 million, or 1.7% of the outstanding balance, at December 31, 2014. No accruing commercial TDR loans were 60 days or more delinquent at March 31, 2015 and December 31, 2014.

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

The following table summarizes impaired loans.

	At March 31, 2015			At December 31, 2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$115,653	$103,074	$17,588	$114,526	$101,668	$18,140
Junior lien	67,347	56,428	9,478	65,413	55,405	9,427
Total consumer real estate	183,000	159,502	27,066	179,939	157,073	27,567
Commercial:
Commercial real estate	39,400	35,788	3,121	58,157	54,412	3,772
Commercial business	17	17	2	18	18	1
Total commercial	39,417	35,805	3,123	58,175	54,430	3,773
Leasing and equipment finance	7,953	7,953	1,200	8,257	8,257	1,457
Inventory finance	8,586	8,595	720	1,754	1,758	393
Auto finance	3,625	3,527	1,338	3,074	2,928	1,184
Other	23	21	3	92	89	4
Total impaired loans with an allowance recorded	242,604	215,403	33,450	251,291	224,535	34,378
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	50,809	32,663	—	53,606	35,147	—
Junior lien	32,103	6,511	—	33,796	7,398	—
Total consumer real estate	82,912	39,174	—	87,402	42,545	—
Commercial:
Commercial real estate	49,969	43,263	—	57,809	50,500	—
Commercial business	458	454	—	482	480	—
Total commercial	50,427	43,717	—	58,291	50,980	—
Inventory finance	862	865	—	848	851	—
Auto finance	1,806	956	—	1,484	748	—
Total impaired loans without an allowance recorded	136,007	84,712	—	148,025	95,124	—
Total impaired loans	$378,611	$300,115	$33,450	$399,316	$319,659	$34,378

The average loan balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2015 and 2014 are included within the table below.

	Three Months Ended
	March 31, 2015		March 31, 2014
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$102,370	$1,118	$521,267	$4,229
Junior lien	55,917	752	72,826	975
Total consumer real estate	158,287	1,870	594,093	5,204
Commercial:
Commercial real estate	45,099	391	68,591	620
Commercial business	18	—	3,613	—
Total commercial	45,117	391	72,204	620
Leasing and equipment finance	8,105	6	7,943	6
Inventory finance	5,176	7	3,635	29
Auto finance	3,228	—	407	—
Other	55	—	92	3
Total impaired loans with an allowance recorded	219,968	2,274	678,374	5,862
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	33,905	459	40,579	284
Junior lien	6,955	454	4,203	251
Total consumer real estate	40,860	913	44,782	535
Commercial:
Commercial real estate	46,881	795	76,091	792
Commercial business	467	—	5,910	35
Total commercial	47,348	795	82,001	827
Inventory finance	858	12	206	10
Auto finance	853	—	256	—
Total impaired loans without an allowance recorded	89,919	1,720	127,245	1,372
Total impaired loans	$309,887	$3,994	$805,619	$7,234

Note 6.  Deposits

Deposits consisted of the following.

	At March 31, 2015			At December 31, 2014
(Dollars in thousands)	Weighted- Average Rate	Amount	% of Total	Weighted- Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,059,654	19.2%	—%	$2,832,526	18.3%
Interest bearing	0.03	2,427,657	15.2	0.04	2,362,717	15.3
Total checking	0.01	5,487,311	34.4	0.02	5,195,243	33.6
Savings	0.09	5,148,993	32.3	0.15	5,212,320	33.7
Money market	0.67	2,261,761	14.1	0.54	1,993,130	13.0
Total checking, savings and money market	0.15	12,898,065	80.8	0.13	12,400,693	80.3
Certificates of deposit	0.83	3,055,328	19.2	0.78	3,049,189	19.7
Total deposits	0.29	$15,953,393	100.0%	0.26	$15,449,882	100.0%

Certificates of deposit had the following remaining maturities at March 31, 2015.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$157,541	$234,831	$392,372
4-6 months	131,670	238,441	370,111
7-12 months	533,055	645,306	1,178,361
13-24 months	431,003	557,686	988,689
Over 24 months	70,532	55,263	125,795
Total	$1,323,801	$1,731,527	$3,055,328

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$2,829	0.10%	$4,425	0.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	5,519	1.90	—	—
Total	$8,348	1.29	$4,425	0.10
Average daily balances for the period ended:
Federal Home Loan Bank advances	$—	—%	$74,385	0.26%
Federal funds purchased	—	—	375	0.40
Securities sold under repurchase agreements	5,174	0.18	5,956	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	2,825	2.18	2,957	1.88
Total	$7,999	0.89	$83,673	0.31
Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$—	N.A.	$250,000	N.A	.
Securities sold under repurchase agreements	3,315	N.A.	4,425	N.A	.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,519	N.A.	11,751	N.A	.

N.A. Not Applicable.

At March 31, 2015, the securities sold under short-term repurchase agreements were related to TCF Bank’s Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $6.7 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At March 31, 2015				At December 31, 2014
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2015					$125,000	0.37%	-	0.38%
	2016	$447,000	0.34%	-	1.17%	547,000	0.25	-	1.17
	2017	350,000	0.23	-	0.25	275,000			0.25
Subtotal		797,000				947,000
Subordinated bank notes	2016	74,945			5.50	74,930			5.50
	2022	109,216			6.25	109,194			6.25
	2025	149,070			4.60	—			—
Hedge-related basis adjustment(1)		1,127				—
Subtotal		334,358				184,124
Discounted lease rentals	2015	26,844	2.39	-	7.95	32,904	2.39	-	7.95
	2016	31,035	2.39	-	7.95	27,539	2.39	-	7.95
	2017	24,196	2.45	-	7.95	20,580	2.45	-	7.95
	2018	11,475	2.55	-	7.95	9,032	2.63	-	7.95
	2019	3,333	2.55	-	5.05	2,589	2.63	-	5.05
	2020	231	3.85	-	4.57	160			4.57
	2021	83			4.57	83			4.57
Subtotal		97,197				92,887
Other long-term	2015	2,697			1.36	2,670			1.36
	2016	2,642			1.36	2,642			1.36
	2017	2,742			1.36	2,742			1.36
Subtotal		8,081				8,054
Total long-term borrowings		$1,236,636				$1,232,065

(1)          Related to subordinated bank notes with a stated maturity of 2025 at March 31, 2015.

At March 31, 2015, TCF Bank had pledged loans secured by residential real estate, commercial real estate and Federal Home Loan Bank (“FHLB”) stock with an aggregate carrying value of $4.9 billion as collateral for FHLB advances. At March 31, 2015, $350.0 million of FHLB advances outstanding were prepayable monthly at TCF’s option.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum (the “2025 Notes”), at a price to investors of 99.375%. In addition, TCF Bank incurred issuance costs of $1.4 million. Both the discount and issuance costs are amortized to interest expense over the respective term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 27 and August 27, commencing August 27, 2015. Simultaneously, TCF Bank entered into an interest rate swap with a total notional amount of $150.0 million designated as a fair value hedge. The effect of the interest rate swap is to effectively convert the fixed-rate on the 2025 Notes to a floating interest rate based on the three-month London InterBank Offered Rate (“LIBOR”) plus a fixed number of basis points on the $150.0 million notional amount. In exchange, TCF Bank will receive 4.60% fixed-rate interest based on the same notional amount from the swap counterparty. The gains and losses related to changes in the fair value of the interest rate swap are included in non-interest income in the Consolidated Statements of Income and substantially offset the change in the fair value of the hedged underlying debt that is attributable to the changes in market risk. The carrying value of the 2025 Notes was adjusted by an amount that is offset by the fair value of the interest rate swap. See Note 12 of Notes to Consolidated Financial Statements, Derivative Instruments, for additional information.

At March 31, 2015, all of the subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain regulatory limitations.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was $349.4 million at March 31, 2015, without prior approval of the Office of the Comptroller of the Currency (“OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank. Information presented for March 31, 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Banks that are not advanced approaches institutions may make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact to TCF’s capital levels and related ratios.

	TCF		TCF Bank
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	Well- capitalized Standard	Minimum Capital Requirement
Regulatory Capital:
Common equity Tier 1 capital	$1,682,967	N.A.	$1,865,771	N.A.
Tier 1 capital	1,966,128	$1,919,887	1,887,661	$1,836,019
Total capital	2,368,336	2,209,999	2,312,527	2,126,131

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	9.77%	N.A	10.84%	N.A.	6.50%	4.50%
Tier 1 risk-based capital ratio	11.42	11.76%	10.97	11.25%	8.00	6.00
Total risk-based capital ratio	13.76	13.54	13.43	13.03	10.00	8.00
Tier 1 leverage ratio	10.14	10.07	9.74	9.63	5.00	4.00

N.A. Not Applicable.

Note 10.  Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the three months ended March 31, 2015.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2014	2,858,494	$ 6.16	-	$16.02	$12.73	1,579,000	$12.85	-	$15.75	2.98	$13.91
Granted	95,608	14.17	-	15.05	14.36	—	—	-	—	—	—
Forfeited/canceled	(19,309)	9.65	-	15.96	14.29	—	—	-	—	—	—
Vested	(33,357)	10.69	-	15.96	11.99	—	—	-	—	—	—
Outstanding at March 31, 2015	2,901,436	6.16	-	16.02	12.78	1,579,000	12.85	-	15.75	2.58	13.91
Exercisable at March 31, 2015	N.A.				N.A.	1,579,000	12.85	-	15.75		13.91

N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $22.0 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.4 years at March 31, 2015.

At March 31, 2015, there were 1,080,916 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals, loan volumes and credit quality metrics and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 have not changed from December 31, 2014 and no stock options were subsequently issued through March 31, 2015.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the “Pension Plan”) and health care benefits for eligible retired employees (the “Postretirement Plan”) for the three months ended March 31, 2015 and 2014.

	Pension Plan
	Three Months Ended March 31,
(In thousands)	2015	2014
Interest cost	$304	$397
Return on plan assets	(160)	(183)
Net periodic benefit plan (income) cost	$144	$214

	Postretirement Plan
	Three Months Ended March 31,
(In thousands)	2015	2014
Interest cost	$38	$49
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$26	$37

TCF made no cash contributions to the Pension Plan in either of the three months ended March 31, 2015 or 2014. During the three months ended March 31, 2015 and 2014, TCF paid $0.1 million each for benefits under the Postretirement Plan.

Note 12.  Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. A contract that has been, and is expected to continue to be, effective at offsetting changes in fair values or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Upon origination of a derivative instrument, the contract is designated either as a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”), a hedge of the exposure to changes in the fair value of an asset or liability due to changes in market risk (“fair value hedge”), or is not designated as a hedge. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is discontinued and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately.

Net Investment Hedges  Forward foreign exchange contracts, that generally settle within 30 days, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank.

Fair Value Hedges  During the first quarter of 2015, TCF Bank entered into an interest rate swap settled through a central clearing house.  The swap was designated as a fair value hedge and effectively converts the fixed interest rate to a floating rate based on three-month LIBOR plus a fixed number of basis points on the $150.0 million notional amount through February 27, 2025. In exchange, TCF Bank will receive 4.60% fixed-rate interest from the swap counterparty.

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap are reflected in non-interest income.

Derivatives Not Designated as Hedges  TCF executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged with offsetting interest rate swaps that TCF executes with a third party and settles through a central clearing house, such that TCF minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have original fixed maturity dates ranging from three to ten years.

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

Certain of TCF’s forward foreign exchange contracts are not designated as hedges and are generally settled within 30 days. Changes in the fair value of these forward foreign exchange contracts are reflected in non-interest expense.

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

The following tables summarize TCF’s outstanding derivative instruments as of March 31, 2015 and December 31, 2014. See Note 13, Fair Value Disclosures, for additional information.

	At March 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,273	$—	$1,273
Forward foreign exchange contracts	42,101	267	—	267
Derivatives not designated as hedges:
Forward foreign exchange contracts	268,056	3,532	(540)	2,992
Interest rate contracts	78,062	2,151	—	2,151
Interest rate lock commitments	31,674	591	—	591
Total derivative assets		$7,814	$(540)	$7,274
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$169,979	$505	$(505)	$—
Interest rate contracts	78,062	2,255	(2,255)	—
Other contracts	13,804	544	(544)	—
Interest rate lock commitments	161	2	—	2
Total derivative liabilities		$3,306	$(3,304)	$2

	At December 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$42,165	$509	$—	$509
Derivatives not designated as hedges:
Forward foreign exchange contracts	275,962	2,702	(1,179)	1,523
Interest rate contracts	101,166	1,798	—	1,798
Interest rate lock commitments	15,124	285	—	285
Total derivative assets		$5,294	$(1,179)	$4,115
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$189,310	$177	$(29)	$148
Interest rate contracts	101,166	1,877	(1,877)	—
Other contracts	13,804	621	(621)	—
Total derivative liabilities		$2,675	$(2,527)	$148

(1)          All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Three Months Ended March 31,
(In thousands)	Income Statement Location	2015	2014
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$1,273	$—
Non-derivative hedged items	Non-interest income	(1,127)	—
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	37,460	15,196
Interest rate lock commitments	Non-interest income	305	—
Interest rate contracts	Non-interest income	(21)	(20)
Net realized gain (loss)		$37,890	$15,176
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$3,588	$1,210
Net unrealized gain (loss)		$3,588	$1,210

TCF executes all of its forward foreign exchange contracts in the over-the-counter market with large financial institutions pursuant to International Swaps and Derivatives Association, Inc. agreements. These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

At March 31, 2015, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $138.0 million. In the event TCF is rated less than BB- by Standard and Poor’s, the contracts could be terminated or TCF may be required to provide approximately $2.8 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at March 31, 2015.

At March 31, 2015, TCF had posted $11.1 million, $1.4 million and $1.1 million of cash collateral related to its interest rate contracts, other contracts and its forward foreign exchange contracts, respectively.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, forward foreign exchange contracts, interest rate contracts, other contracts, interest rate lock commitments, forward loan sales commitments and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, interest-only strips, other real estate owned and repossessed and returned assets. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Interest Rate Contracts  TCF executes interest rate swaps with commercial banking customers to facilitate the customer’s risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, such that TCF minimizes its net risk exposure resulting from such transactions. TCF also entered into an interest rate swap to convert its fixed-rate 2025 Notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

Other Contracts  TCF entered into a swap agreement related to the sale of TCF’s Visa Class B stock, categorized as Level 3. The fair value of the Visa agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Interest Rate Lock Commitments and Forward Loan Sales Commitments  TCF’s interest rate lock commitments are derivative instruments which are carried at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

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

Other Real Estate Owned and Repossessed and Returned Assets  The fair value of other real estate owned is based on independent appraisals, real estate brokers’ price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $3.4 million and $3.3 million, which was included in foreclosed real estate and repossessed assets, net expense for the three months ended March 31, 2015 and 2014, respectively.

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

Long-term Borrowings  The fair value of TCF’s long-term borrowings, categorized as Level 2, is estimated based on observable market prices and discounted cash flows using interest rates for borrowings of similar remaining maturities and characteristics. The fair value of other long-term borrowings, categorized as Level 3, is based on unobservable inputs determined at the time of origination.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$556,101	$—	$556,101
Other	—	—	50	50
Loans and leases held for sale	—	—	6,248	6,248
Forward foreign exchange contracts(1)	—	3,799	—	3,799
Interest rate contracts(1)	—	3,424	—	3,424
Interest rate lock commitments(1)	—	—	591	591
Forward loan sales commitments	—	—	15	15
Assets held in trust for deferred compensation plans	18,787	—	—	18,787
Total assets	$18,787	$563,324	$6,904	$589,015
Forward foreign exchange contracts(1)	$—	$505	$—	$505
Interest rate contracts(1)	—	2,255		2,255
Interest rate lock commitments(1)	—	—	2	2
Forward loan sales commitments	—	—	128	128
Liabilities held in trust for deferred compensation plans	18,787	—	—	18,787
Other contracts(1)	—	—	544	544
Total liabilities	$18,787	$2,760	$674	$22,221
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,410	$1,410
Loans	—	—	168,530	168,530
Interest-only strips	—	—	4,505	4,505
Other real estate owned:
Consumer	—	—	39,987	39,987
Commercial	—	—	6,106	6,106
Repossessed and returned assets	—	1,997	1,826	3,823
Total non-recurring fair value measurements	$—	$1,997	$222,364	$224,361

(1)   As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$463,239	$—	$463,239
Other	—	—	55	55
Loans and leases held for sale	—	—	3,308	3,308
Forward foreign exchange contracts(1)	—	3,211	—	3,211
Interest rate contracts(1)	—	1,798	—	1,798
Interest rate lock commitments(1)	—	—	285	285
Forward loan sales commitments	—	—	19	19
Assets held in trust for deferred compensation plans	18,703	—	—	18,703
Total assets	$18,703	$468,248	$3,667	$490,618
Forward foreign exchange contracts(1)	$—	$177	$—	$177
Interest rate contracts(1)	—	1,877	—	1,877
Forward loan sales commitments	—	—	42	42
Liabilities held in trust for deferred compensation plans	18,703	—	—	18,703
Other contracts(1)	—	—	621	621
Total liabilities	$18,703	$2,054	$663	$21,420
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,516	$1,516
Loans	—	—	164,897	164,897
Interest-only strips	—	—	41,204	41,204
Other real estate owned:
Consumer	—	—	40,502	40,502
Commercial	—	4,839	8,866	13,705
Repossessed and returned assets	—	1,563	1,425	2,988
Total non-recurring fair value measurements	$—	$6,402	$258,410	$264,812

(1)   As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the quarters ended March 31, 2015 and 2014.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended March 31, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	90	304	(90)	—
Sales	—	(61,775)	—	—	—
Purchases / originations	—	64,625	—	—	—
Principal paydowns / settlements	(5)	—	—	—	77
Asset (liability) balance, end of period	$50	$6,248	$589	$(113)	$(544)
At or For the Three Months Ended March 31, 2014:
Asset (liability) balance, beginning of period	$93	$—	$—	$—	$(899)
Principal paydowns / settlements	(6)	—	—	—	80
Asset (liability) balance, end of period	$87	$—	$—	$—	$(819)

Fair Value Option

In the third quarter of 2014, TCF initiated a correspondent lending program in which TCF Bank originates consumer mortgage loans and sells them to a wholesale partner. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them. The following table presents the difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale.

(In thousands)	At March 31, 2015	At December 31, 2014
Fair value carrying amount	$6,248	$3,308
Aggregate unpaid principal amount	6,057	3,205
Fair value carrying amount less aggregate unpaid principal	$191	$103

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at March 31, 2015 or December 31, 2014. The net gain from initial measurement of the above loans and subsequent changes in fair value for loans outstanding was $1.5 million for the three months ended March 31, 2015, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from offsetting hedging arrangements which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2015 and December 31, 2014, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and excluding financial instruments recorded at fair value on a recurring basis. This information represents only a portion of TCF’s balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF’s branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF’s customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	Carrying Amount	Estimated Fair Value at March 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$79,495	$—	$79,495	$—	$79,495
Securities held to maturity	211,061	—	216,269	4,810	221,079
Loans and leases held for sale	223,787	—	—	237,634	237,634
Loans:
Consumer real estate	5,609,061	—	—	5,767,522	5,767,522
Commercial real estate	2,636,432	—	—	2,565,226	2,565,226
Commercial business	569,167	—	—	546,192	546,192
Equipment finance	1,798,697	—	—	1,789,149	1,789,149
Inventory finance	2,336,518	—	—	2,321,847	2,321,847
Auto finance	2,156,139	—	—	2,168,987	2,168,987
Other	20,448	—	—	15,442	15,442
Allowance for loan losses(1)	(163,799)	—	—	—	—
Interest-only strips(2)	62,524	—	—	65,876	65,876
Total financial instrument assets	$15,539,530	$—	$295,764	$15,482,685	$15,778,449
Financial instrument liabilities:
Deposits	$15,953,393	$12,898,065	$3,071,933	$—	$15,969,998
Long-term borrowings	1,236,636	—	1,246,312	8,081	1,254,393
Total financial instrument liabilities	$17,190,029	$12,898,065	$4,318,245	$8,081	$17,224,391
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,184	$—	$25,184	$—	$25,184
Standby letters of credit	(40)	—	(40)	—	(40)
Total financial instruments with off-balance sheet risk	$25,144	$—	$25,144	$—	$25,144

(1)          Expected credit losses are included in the estimated fair values.

(2)          Carrying amounts are included in other assets.

(3)          Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2014
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$85,492	$—	$85,492	$—	$85,492
Securities held to maturity	214,454	—	217,418	4,916	222,334
Loans and leases held for sale	132,266	—	—	139,370	139,370
Loans:
Consumer real estate	5,682,364	—	—	5,836,770	5,836,770
Commercial real estate	2,624,255	—	—	2,575,625	2,575,625
Commercial business	533,410	—	—	512,083	512,083
Equipment finance	1,806,808	—	—	1,787,271	1,787,271
Inventory finance	1,877,090	—	—	1,864,786	1,864,786
Auto finance	1,915,061	—	—	1,927,384	1,927,384
Other	24,144	—	—	18,724	18,724
Allowance for loan losses(1)	(164,169)	—	—	—	—
Interest-only strips(2)	69,789	—	—	73,058	73,058
Total financial instrument assets	$14,800,964	$—	$302,910	$14,739,987	$15,042,897
Financial instrument liabilities:
Deposits	$15,449,882	$12,400,693	$3,063,850	$—	$15,464,543
Long-term borrowings	1,232,065	—	1,246,221	8,054	1,254,275
Total financial instrument liabilities	$16,681,947	$12,400,693	$4,310,071	$8,054	$16,718,818
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,885	$—	$25,885	$—	$25,885
Standby letters of credit	(47)	—	(47)	—	(47)
Total financial instruments with off-balance sheet risk	$25,838	$—	$25,838	$—	$25,838

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

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2015	2014
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$39,801	$44,757
Preferred stock dividends	(4,847)	(4,847)
Net income available to common stockholders	34,954	39,910
Earnings allocated to participating securities	11	11
Earnings allocated to common stock	$34,943	$39,899
Weighted-average shares outstanding	167,713,956	165,455,557
Restricted stock	(2,868,732)	(2,688,698)
Weighted-average common shares outstanding for basic earnings per common share	164,845,224	162,766,859
Basic earnings per common share	$0.21	$0.25

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$34,943	$39,899
Weighted-average common shares outstanding used in basic earnings per common share calculation	164,845,224	162,766,859
Net dilutive effect of:
Non-participating restricted stock	294,509	228,754
Stock options	225,901	271,555
Weighted-average common shares outstanding for diluted earnings per common share	165,365,634	163,267,168
Diluted earnings per common share	$0.21	$0.24

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

For the three months ended March 31, 2015 and 2014, there were 4.4 million and 3.7 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

TCF evaluates performance and allocates resources based on each segment’s net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF’s most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations	Consolidated
At or For the Three Months Ended March 31, 2015:
Net interest income	$153,428	$50,791	$22	$(821)	$203,420
Provision for credit losses	12,631	160	—	—	12,791
Non-interest income	48,563	50,208	31,957	(30,090)	100,638
Non-interest expense	112,500	111,791	32,566	(30,090)	226,767
Income tax expense (benefit)	27,479	(3,960)	130	(821)	22,828
Income (loss) after income tax expense (benefit)	49,381	(6,992)	(717)	—	41,672
Income attributable to non-controlling interest	1,871	—	—	—	1,871
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$47,510	$(6,992)	$(5,564)	$—	$34,954
Total assets	$17,632,671	$7,144,904	$167,815	$(4,960,817)	$19,984,573
Revenues from external customers:
Interest income	$214,079	$5,715	$—	$—	$219,794
Non-interest income	48,563	50,195	1,880	—	100,638
Total	$262,642	$55,910	$1,880	$—	$320,432

At or For the Three Months Ended March 31, 2014:
Net interest income (expense)	$144,820	$57,218	$(2)	$(762)	$201,274
Provision for credit losses	14,237	255	—	—	14,492
Non-interest income	51,298	51,660	35,111	(34,662)	103,407
Non-interest expense	105,469	108,743	37,586	(34,662)	217,136
Income tax expense (benefit)	28,012	(16)	(655)	(762)	26,579
Income (loss) after income tax expense (benefit)	48,400	(104)	(1,822)	—	46,474
Income attributable to non-controlling interest	1,717	—	—	—	1,717
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$46,683	$(104)	$(6,669)	$—	$39,910
Total assets	$16,593,550	$8,500,807	$198,350	$(6,532,180)	$18,760,527
Revenues from external customers:
Interest income	$209,232	$5,395	$—	$—	$214,627
Non-interest income	51,298	51,645	464	—	103,407
Total	$260,530	$57,040	$464	$—	$318,034

Note 16.  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission (“SEC”), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF’s pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance.

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended March 31,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$4,139	$(1,563)	$2,576	$11,866	$(4,468)	$7,398
Reclassification of net (gains) losses to net income	304	(115)	189	(177)	66	(111)
Net unrealized gains (losses)	4,443	(1,678)	2,765	11,689	(4,402)	7,287
Net investment hedges:
Unrealized gains (losses) arising during the period	3,588	(1,355)	2,233	1,210	(457)	753
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(3,886)	—	(3,886)	(1,376)	—	(1,376)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	4	(8)	(12)	5	(7)
Total other comprehensive income (loss)	$4,133	$(3,029)	$1,104	$11,511	$(4,854)	$6,657

(1)          Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net gains and net losses to net income related to securities available for sale were recorded in gains (losses) on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF’s recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended March 31, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	2,576	2,233	(3,886)	—	923
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	—	(8)	181
Net other comprehensive income (loss)	2,765	2,233	(3,886)	(8)	1,104
Balance, end of period	$(6,126)	$4,769	$(8,646)	$197	$(9,806)
At or For the Three Months Ended March 31, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	7,398	753	(1,376)	—	6,775
Amounts reclassified from accumulated other comprehensive income (loss)	(111)	—	—	(7)	(118)
Net other comprehensive income (loss)	7,287	753	(1,376)	(7)	6,657
Balance, end of period	$(19,696)	$1,344	$(2,432)	$228	$(20,556)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation (“we,” “us,” “our,” “TCF,” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Sioux Falls, South Dakota. References herein to “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis. At March 31, 2015, TCF had 379 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF’s primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week in all markets and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF’s growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded through deposit generation,TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses, as well as expanding its junior lien lending business.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 66.9% and 66.1% of TCF’s total revenue for the first quarter of 2015 and 2014, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A. Risk Factors” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing consumer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF’s non-interest income sources, the Company continues to sell loans, primarily in auto finance and consumer real estate, to generate gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the first quarter of 2015 and 2014, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of 21 cents for the first quarter of 2015, compared with diluted earnings per common share of 24 cents for the first quarter of 2014. TCF reported net income of $39.8 million for the first quarter of 2015, compared with net income of $44.8 million for the first quarter of 2014.

Return on average assets was 0.85% for the first quarter of 2015, compared with 1.00% for the first quarter of 2014. Return on average common equity was 7.47% for the first quarter of 2015, compared with 9.35% for the first quarter of 2014.

Reportable Segment Results

Lending  TCF’s lending strategy is primarily to originate high credit quality secured loans and leases for investment and for sale. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending’s disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company’s revenue and net income. Lending generated net income available to common stockholders of $47.5 million for the first quarter of 2015, compared with $46.7 million for the same period in 2014.

Lending net interest income totaled $153.4 million for the first quarter of 2015, an increase of 5.9% from $144.8 million for the same period in 2014. The increase was primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. This increase was partially offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment, lower average balances of higher yielding fixed-rate loans in the consumer real estate and commercial portfolios due to run-off exceeding originations, and the troubled debt restructuring (“TDR”) loan sale in December 2014.

Lending provision for credit losses totaled $12.6 million for the first quarter of 2015, a decrease of 11.3% from $14.2 million for the same period in 2014. The decrease was primarily due to reduced reserve requirements and net charge-offs in the consumer real estate portfolio as a result of improved credit quality.

Lending non-interest income totaled $48.6 million for the first quarter of 2015, a decrease of 5.3% from $51.3 million for the same period in 2014. The decrease was primarily due to a decrease in net gains on sales of consumer real estate  loans and auto loans, partially offset by an increase in servicing fee income due to an increase in the portfolio of loans serviced for others.

Lending non-interest expense totaled $112.5 million for the first quarter of 2015, an increase of 6.7% from $105.5 million for the same period in 2014. The increase was primarily due to increased staff levels to support the auto finance and consumer real estate businesses and the continued investment in risk management.

Funding  TCF’s funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net loss available to common stockholders of $7.0 million for the first quarter of 2015, compared with net loss available to common stockholders of $0.1 million for the same period in 2014.

Funding net interest income totaled $50.8 million for the first quarter of 2015, a decrease of 11.2% from $57.2 million for the same period in 2014. The decrease was primarily due to increased average rates on certificates of deposit accounts as a result of deposit campaigns to fund loan and lease growth at market rates.

Funding non-interest income totaled $50.2 million for the first quarter of 2015, a decrease of 2.8% from $51.7 million for the same period in 2014. The decrease was primarily due to a reduction in fees and service charges due to consumer behavior changes, as well as higher average checking account balances per customer.

Funding non-interest expense totaled $111.8 million for the first quarter of 2015, an increase of 2.8% from $108.7 million for the same period in 2014. The increase was primarily due to the continued investment in risk management.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 66.9% of TCF’s total revenue for the first quarter of 2015, compared with 66.1% for the first quarter of 2014. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned and the impact of modified loans and leases.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yields and Rates(1)	Average Balance	Interest	Yields and Rates(1)
Assets:
Investments and other	$665,606	$3,497	2.13%	$620,718	$3,985	2.60%
Securities held to maturity	211,646	1,405	2.66	142,181	964	2.71
Securities available for sale(2)	474,697	3,080	2.60	467,827	3,163	2.70
Loans and leases held for sale	276,149	5,836	8.57	195,871	3,978	8.24
Loans and leases:
Consumer real estate:
Fixed-rate	2,912,535	43,360	6.03	3,498,832	48,532	5.62
Variable-rate	2,778,805	35,216	5.14	2,828,980	35,816	5.13
Total consumer real estate	5,691,340	78,576	5.60	6,327,812	84,348	5.41
Commercial:
Fixed-rate	1,273,806	15,730	5.01	1,559,991	19,496	5.07
Variable- and adjustable-rate	1,880,202	18,249	3.94	1,562,075	16,178	4.20
Total commercial	3,154,008	33,979	4.37	3,122,066	35,674	4.63
Leasing and equipment finance	3,729,481	43,485	4.66	3,434,691	40,779	4.75
Inventory finance	2,108,871	29,692	5.71	1,862,745	27,469	5.98
Auto finance	2,021,144	20,851	4.18	1,327,232	14,787	4.52
Other	11,616	213	7.44	13,273	242	7.41
Total loans and leases(3)	16,716,460	206,796	5.00	16,087,819	203,299	5.11
Total interest-earning assets	18,344,558	220,614	4.86	17,514,416	215,389	4.97
Other assets(4)	1,235,328			1,094,923
Total assets	$19,579,886			$18,609,339
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,646,769			$1,537,066
Small business	804,323			771,825
Commercial and custodial	489,248			386,927
Total non-interest bearing deposits	2,940,340			2,695,818
Interest-bearing deposits:
Checking	2,378,761	151	0.03	2,343,095	261	0.05
Savings	5,143,295	1,101	0.09	6,120,155	2,529	0.17
Money market	2,149,340	3,567	0.67	819,312	575	0.28
Subtotal	9,671,396	4,819	0.20	9,282,562	3,365	0.15
Certificates of deposit	3,041,790	6,253	0.83	2,543,345	4,672	0.74
Total interest-bearing deposits	12,713,186	11,072	0.35	11,825,907	8,037	0.28
Total deposits	15,653,526	11,072	0.29	14,521,725	8,037	0.22
Borrowings:
Short-term borrowings	7,999	18	0.89	97,996	80	0.33
Long-term borrowings	1,178,962	5,284	1.80	1,494,095	5,236	1.41
Total borrowings	1,186,961	5,302	1.79	1,592,091	5,316	1.34
Total interest-bearing liabilities	13,900,147	16,374	0.48	13,417,998	13,353	0.40
Total deposits and borrowings	16,840,487	16,374	0.39	16,113,816	13,353	0.33
Other liabilities	588,541			508,689
Total liabilities	17,429,028			16,622,505
Total TCF Financial Corp. stockholders’ equity	2,133,781			1,971,264
Non-controlling interest in subsidiaries	17,077			15,570
Total equity	2,150,858			1,986,834
Total liabilities and equity	$19,579,886			$18,609,339
Net interest income and margin		$204,240	4.50		$202,036	4.66

(1)              Annualized.

(2)              Average balance and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(3)              Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)              Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $0.8 million, was $204.2 million for the first quarter of 2015, an increase of 1.1% from $202.0 million for the same period of 2014. This increase was primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. This increase was mostly offset by downward pressure on yields across the lending businesses in this increasingly competitive low interest rate environment, lower average balances of higher yielding fixed-rate loans in the consumer real estate and commercial portfolios due to run-off exceeding originations and the TDR loan sale in December 2014, the proceeds of which are expected to be reinvested in our core businesses over the next several quarters.

Net interest margin was 4.50% and 4.66% for the first quarter of 2015 and 2014, respectively. The decrease was primarily due to margin compression resulting from the competitive low interest rate environment.

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

The following table summarizes the composition of TCF’s provision for credit losses for the first quarter of 2015 and 2014.

	Three Months Ended March 31,				Change
(Dollars in thousands)	2015		2014		$	%
Consumer real estate	$2,819	22.0%	$7,079	48.8%	$(4,260)	(60.2)%
Commercial	233	1.8	120	0.8	113	94.2
Leasing and equipment finance	366	2.9	639	4.4	(273)	(42.7)
Inventory finance	3,032	23.7	1,677	11.6	1,355	80.8
Auto finance	6,340	49.6	4,827	33.3	1,513	31.3
Other	1	—	150	1.1	(149)	(99.3)
Total	$12,791	100.0%	$14,492	100.0%	$(1,701)	(11.7)

TCF provided $12.8 million for credit losses for the first quarter of 2015, compared with $14.5 million for the first quarter of 2014. The decrease was primarily due to reduced reserve requirements and net charge-offs in the consumer real estate portfolio as a result of improved credit quality, partially offset by an increase in auto finance and inventory finance reserve requirements due to growth in the portfolios.

Net loan and lease charge-offs were $11.5 million for the first quarter of 2015, or 0.28% (annualized) of average loans and leases, compared with $17.4 million, or 0.43% (annualized) for the same period in 2014. The decrease was primarily due to improved credit quality in the consumer real estate and commercial portfolios.

For additional information, see “Consolidated Financial Condition Analysis — Credit Quality” in this Management’s Discussion and Analysis.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 33.1% of total revenues for the first quarter of 2015, compared with 33.9% for the same period in 2014, and is an important factor in TCF’s results of operations. Total fees and other revenue were $100.7 million for the first quarter of 2015, compared with $103.0 million for the same period in 2014.

Fees and Service Charges  Fees and service charges totaled $34.0 million for the first quarter of 2015, compared with $36.6 million for the same period in 2014. The decrease was primarily due to consumer behavior changes, as well as higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees, totaled $12.9 million for the first quarter of 2015, compared with $12.3 million for the same period in 2014. The increase was primarily due to increased transaction volume.

TCF is the 17th largest issuer of Visa® consumer debit cards and the 13th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended December 31, 2014, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card revenue represented 24.8% of banking fee revenue for the first quarter of 2015, compared with 22.6% for the same period in 2014.

Gains on Sales of Auto Loans, Net  TCF sold $203.5 million of auto loans and recognized net gains of $6.7 million for the first quarter of 2015, compared with sales of $261.7 million of auto loans with recognized net gains of $8.8 million for the same period in 2014. The decrease was due to more loans being held on the balance sheet.

Gains on Sales of Consumer Real Estate Loans, Net  TCF sold $264.3 million of consumer real estate loans and recognized net gains of $8.2 million for the first quarter of 2015, compared with sales of $347.4 million of consumer real estate loans with recognized net gains of $11.7 million for the same period in 2014. The decrease was due to more loans held on the balance sheet.

Servicing Fee Income  Servicing fee income totaled $7.3 million for the first quarter of 2015, compared with $4.3 million for the same period in 2014. The increase was primarily due to an increase in the portfolio of consumer real estate and auto loans sold with servicing retained by TCF. Total loans and leases serviced for others was $3.5 billion as of March 31, 2015, compared with $2.4 billion as of March 31, 2014.

Other  Other non-interest income totaled $4.1 million for the first quarter of 2015, compared with $2.4 million for the same period in 2014. The increase was primarily due to a gain of $1.7 million related to appreciation of a private bank investment related to the bank’s merger with a publicly held financial institution.

Non-Interest Expense  Total non-interest expense was $226.8 million for the first quarter of 2015, compared with $217.1 million for the same period in 2014.

FDIC Insurance  FDIC premium expense totaled $5.4 million for the first quarter of 2015, compared with $7.6 million for the same period in 2014. The decrease was due to a lower assessment rate primarily as a result of the TDR loan sale in December 2014 and improved credit metrics.

Other  Other non-interest expense totaled $48.1 million for the first quarter of 2015, compared with $41.3 million for the same period in 2014. The increase was primarily due to the donation of an investment with a carrying value of $2.8 million, to the TCF Foundation during the first quarter of 2015.

Income Taxes  Income tax expense was $22.8 million for the first quarter of 2015, or 35.4% of income before income tax expense, compared with $26.6 million, or 36.4% for the same period in 2014.

Consolidated Financial Condition Analysis

Loans and Leases  Total loans and leases were $17.1 billion at March 31, 2015, an increase of 4.0%, from $16.4 billion at December 31, 2014, primarily driven by growth in the inventory finance and auto finance portfolios.

Consumer Real Estate  The consumer real estate portfolio consisted of $3.0 billion and $2.6 billion of first mortgage lien loans and junior lien loans, respectively, at March 31, 2015, a decrease of 4.1% and an increase of 2.2%, respectively, from $3.1 billion and $2.5 billion, respectively, at December 31, 2014. At March 31, 2015, 49.2% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 47.7% at December 31, 2014. At March 31, 2015, 57.3% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 59.1% at December 31, 2014. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average Fair Isaac Corporation (“FICO®”) credit score at loan origination for the consumer real estate lending portfolio was 731 and 734 as of March 31, 2015 and December 31, 2014, respectively. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 730 at both March 31, 2015 and December 31, 2014. Outstanding balances on consumer real estate lines of credit were $2.4 billion and $2.3 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, 52.5% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of less than 0.1%.

Commercial Real Estate and Business Lending  The commercial real estate and business lending portfolio consisted of $2.6 billion and $0.6 billion of commercial real estate loans and commercial business loans, respectively, at March 31, 2015, an increase of 0.5% and 6.7%, respectively, from $2.6 billion and $0.5 billion, respectively, at December 31, 2014. At March 31, 2015, 86.5% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.3% at December 31, 2014. With an emphasis on secured lending, 99.9% of TCF’s total commercial loans were secured either by properties or other business assets at both March 31, 2015 and December 31, 2014. Variable and adjustable-rate loans represented 61.2% of the total commercial loans outstanding at March 31, 2015, compared with 58.3% at December 31, 2014.

Leasing and Equipment Finance   The leasing and equipment finance portfolio consisted of $1.9 billion of leases and $1.8 billion of loans at both March 31, 2015 and  December 31, 2014. The uninstalled backlog of approved transactions was $463.5 million at March 31, 2015, compared with $418.0 million at December 31, 2014.

Inventory Finance  Inventory finance loans totaled $2.3 billion at March 31, 2015, an increase of 24.5% from $1.9 billion at December 31, 2014, primarily due to seasonal inventory increases within lawn and garden, combined with growth in the powersports and other segments.

Auto Finance  Auto finance loans totaled $2.2 billion at March 31, 2015, an increase of 12.6% from $1.9 billion at December 31, 2014. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states with more than 10,800 active dealers at March 31, 2015, compared with more than 10,500 active dealers at December 31, 2014. The auto finance portfolio consisted of 25.7% new car loans and 74.3% used car loans at March 31, 2015, compared with 25.4% and 74.6%, respectively, at December 31, 2014. The average original FICO score for the auto finance portfolio was 724 at both March 31, 2015 and December 31, 2014.

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

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Loans and Leases Balance	Percentage of Portfolio	Loans and Leases Balance	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$13,935	0.53%	$13,370	0.49%
Junior lien	2,789	0.11	2,091	0.08
Total consumer real estate	16,724	0.32	15,461	0.30
Leasing and equipment finance	3,169	0.09	2,549	0.07
Inventory finance	80	—	75	—
Auto finance	3,356	0.16	4,263	0.22
Other	5	0.02	—	—
Subtotal	23,334	0.14	22,348	0.14
Delinquencies in acquired portfolios	578	0.21	88	0.03
Total	$23,912	0.14	$22,436	0.14

Loan Modifications  The following table provides a summary of accruing TDR loans.

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Consumer real estate	$111,714	$111,933
Commercial	55,086	80,375
Leasing and equipment finance	938	924
Inventory finance	—	527
Other	21	89
Total	$167,759	$193,848
Over 60-day delinquency as a percentage of total accruing TDR loans	1.53%	1.39%

TCF modifies loans through reductions in interest rates, extension of payment dates, term extensions or term extensions with a reduction of contractual payments, but generally not through reductions of principal.

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

Under consumer real estate programs, TCF typically reduces a customer’s contractual payments by an amount appropriate for the borrower’s financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower’s personal liability on the loan. Due to clarifying regulatory guidance adopted in the first quarter of 2014, these loans may now return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 59% of the original contractual interest due on accruing consumer real estate TDR loans during the first quarter of 2015, yielding 3.9%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At March 31, 2015, 81.8% of total commercial TDR loans were accruing and TCF recognized more than 91% of the original contractual interest due on accruing commercial TDR loans during the first quarter of 2015. At March 31, 2015, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer’s payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower’s financial position improve, the loan may become recoverable. At March 31, 2015, one TDR loan restructured as multiple notes with a combined total contractual balance of $11.2 million and a remaining book balance of $10.7 million is included in the preceding table.

See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information regarding TCF’s loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF’s non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Consumer real estate:
First mortgage lien	$135,120	$137,790
Junior lien	36,441	35,481
Total consumer real estate	171,561	173,271
Commercial:
Commercial real estate	23,981	24,554
Commercial business	454	481
Total commercial	24,435	25,035
Leasing and equipment finance	12,103	12,670
Inventory finance	9,460	2,082
Auto finance	4,584	3,676
Other	—	—
Total non-accrual loans and leases	222,143	216,734
Other real estate owned	62,398	65,650
Total non-accrual loans and leases and other real estate owned	$284,541	$282,384

Non-accrual loans and leases as a percentage of total loans and leases	1.30%	1.32%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.66	1.71

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	73.74	75.75

The following table summarizes TCF’s non-accrual TDR loans included in the table above.

(In thousands)	At March 31, 2015	At December 31, 2014
Consumer real estate	$86,962	$87,685
Commercial	12,250	11,265
Leasing and equipment finance	1,553	1,953
Inventory finance	686	37
Auto finance	4,483	3,676
Total	$105,934	$104,616

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

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2015 are summarized in the following table.

	At or For the Three Months Ended March 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734
Additions	32,672	4,704	4,198	8,389	1,684	—	51,647
(Charge-offs) recoveries	(6,098)	(872)	(1,471)	(347)	(141)	8	(8,921)
Transfers to other assets	(16,101)	(80)	(229)	(249)	(122)	—	(16,781)
Return to accrual status	(7,426)	—	(218)	(24)	—	—	(7,668)
Payments received	(4,962)	(2,255)	(2,847)	(389)	(513)	(8)	(10,974)
Sales	—	(2,250)	—	—	—	—	(2,250)
Other, net	205	153	—	(2)	—	—	356
Balance, end of period	$171,561	$24,435	$12,103	$9,460	$4,584	$—	$222,143

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At March 31, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non- accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,329,828	$69,110	$38,562	$—	$5,437,500	$171,561	$5,609,061
Commercial	3,078,444	52,237	50,483	—	3,181,164	24,435	3,205,599
Leasing and equipment finance	3,689,917	16,142	11,224	—	3,717,283	12,103	3,729,386
Inventory finance	2,046,830	123,689	156,539	—	2,327,058	9,460	2,336,518
Auto finance	2,147,038	—	4,517	—	2,151,555	4,584	2,156,139
Other	20,443	—	5	—	20,448	—	20,448
Total loans and leases	$16,312,500	$261,178	$261,330	$—	$16,835,008	$222,143	$17,057,151
Percent of total loans and leases	95.7%	1.5%	1.5%	—%	98.7%	1.3%	100.0%

	At December 31, 2014
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non- accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,395,103	$69,811	$44,179	$—	$5,509,093	$173,271	$5,682,364
Commercial	3,033,992	46,935	51,703	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,704,565	16,539	11,548	—	3,732,652	12,670	3,745,322
Inventory finance	1,661,701	90,413	122,894	—	1,875,008	2,082	1,877,090
Auto finance	1,906,740	—	4,645	—	1,911,385	3,676	1,915,061
Other	24,136	8	—	—	24,144	—	24,144
Total loans and leases	$15,726,237	$223,706	$234,969	$—	$16,184,912	$216,734	$16,401,646
Percent of total loans and leases	95.9%	1.4%	1.4%	—%	98.7%	1.3%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $483.5 million at March 31, 2015, an increase of $31.8 million from December 31, 2014, primarily due to an increase in inventory finance classified loans. Included in the table above in the non-accrual column are $52.4 million and $50.0 million of consumer loans discharged in Chapter 7 bankruptcy that were not reaffirmed at March 31, 2015 and December 31, 2014, respectively.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio’s loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, the portfolios’ overall risk characteristics, changes in its character or size, risk rating migration,  delinquencies, collateral values and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $163.8 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2015. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Allowance	Allowance as a % of Balance	Allowance	Allowance as a % of Balance
Consumer real estate:
First mortgage lien	$51,015	1.69%	$55,319	1.76%
Junior lien	29,277	1.13	30,042	1.18
Consumer real estate	80,292	1.43	85,361	1.50
Commercial:
Commercial real estate	24,610	0.93	24,616	0.94
Commercial business	7,511	1.32	6,751	1.27
Total commercial	32,121	1.00	31,367	0.99
Leasing and equipment finance	17,921	0.48	18,446	0.49
Inventory finance	12,409	0.53	10,020	0.53
Auto finance	20,426	0.95	18,230	0.95
Other	630	3.08	745	3.09
Total allowance for loan and lease losses	163,799	0.96	164,169	1.00
Other credit loss reserves:
Reserves for unfunded commitments	1,067	N.A.	943	N.A.
Total credit loss reserves	$164,866	0.97	$165,112	1.01

N.A. Not Applicable.

At March 31, 2015, the allowance as a percent of total loans and leases decreased to 0.96%, compared with 1.00% at December 31, 2014. This decrease was driven by reduced reserves in the consumer real estate portfolio resulting from improved home values.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At March 31, 2015	At December 31, 2014
Other real estate owned:(1)
Consumer real estate	$44,363	$44,932
Commercial real estate	18,035	20,718
Total other real estate owned	62,398	65,650
Repossessed and returned assets	4,408	3,525
Total other real estate owned and repossessed and returned assets	$66,806	$69,175

(1)          Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 271 owned properties and 158 foreclosed properties subject to redemption at March 31, 2015, compared with 277 owned properties and 146 foreclosed properties subject to redemption at December 31, 2014. The decrease in owned properties from December 31, 2014 resulted from sales of 149 properties, partially offset by the addition of 143 properties. The average length of time of consumer real estate properties sold during the first quarter of 2015 was approximately 5.8 months from the date the properties were listed for sale. Consumer real estate loans in process of foreclosure were $42.1 million and $46.1 million at March 31, 2015 and December 31, 2014, respectively.

The changes in the amount of other real estate owned for the first quarter of 2015 are summarized in the following table.

	At or For the Three Months Ended March 31, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,932	$20,718	$65,650
Transferred in, net of charge-offs	15,433	80	15,513
Sales	(13,788)	(1,611)	(15,399)
Write-downs	(2,275)	(1,149)	(3,424)
Other, net	61	(3)	58
Balance, end of period	$44,363	$18,035	$62,398

Liquidity Management  Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF’s funds.

TCF Bank had $565.0 million and $767.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2015 and December 31, 2014, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.3 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively.

The primary source of funding for TCF Commercial Finance Canada, Inc. (“TCFCFC”) is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At March 31, 2015, TCFCFC had $5.5 million (USD) outstanding under the line of credit with the counterparty.

Deposits  Deposits totaled $16.0 billion at March 31, 2015, an increase of $0.5 billion, or 3.3%, from December 31, 2014, primarily due to special campaigns for money market accounts and higher average checking account balances per customer.

Checking, savings and money market deposits are an important source of low interest cost funds for TCF. These deposits totaled $12.9 billion at March 31, 2015, an increase of $0.5 billion from December 31, 2014, and comprised 80.8% of total deposits at March 31, 2015, compared with 80.3% of total deposits at December 31, 2014. The average balance of these forms of deposits for the first quarter of 2015 was $12.6 billion, an increase of $0.6 billion from the $12.0 billion average balance for the first quarter of 2014.

Certificates of deposit totaled $3.1 billion at March 31, 2015, compared with $3.0 billion at December 31, 2014.

Non-interest bearing checking represented 19.2% of total deposits at March 31, 2015, compared with 18.3% at December 31, 2014. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 0.29% at March 31, 2015, compared with 0.26% at December 31, 2014. The increase was primarily due to increased average rates on money market and certificates of deposit accounts as a result of deposit campaigns to fund loan and lease growth at market rates.

Borrowings  Borrowings totaled $1.2 billion at both March 31, 2015 and December 31, 2014. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, institutional sources under repurchase agreements and other sources. At March 31, 2015, TCF had $2.5 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum. Simultaneously, TCF Bank entered into an interest rate swap agreement designated as a fair value hedge. The effect of the interest rate swap is to effectively convert the fixed-rate on the subordinated notes to a floating interest rate based on the three-month LIBOR plus a fixed number of basis points on the notional amount.

See Note 7 and Note 8 of Notes to Consolidated Financial Statements, Short-term Borrowings and Long-term Borrowings, respectively, for additional information regarding TCF’s borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank’s Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality and overall financial condition. TCF’s capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded. At March 31, 2015 and December 31, 2014, regulatory capital for TCF and TCF Bank exceeded their respective regulatory capital requirements. See Note 9 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

Preferred Stock  At March 31, 2015, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)(“Series A Preferred Stock”). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At March 31, 2015, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (“Series B Preferred Stock”). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity  Total equity at March 31, 2015 was $2.2 billion, or 10.9% of total assets, compared with $2.1 billion, or 11.0% of total assets, at December 31, 2014. Dividends to common stockholders on a per share basis totaled 5 cents for the quarters ended March 31, 2015 and 2014. TCF’s common dividend payout ratio was 23.8% and 20.8% for the quarters ended March 31, 2015 and 2014, respectively. TCF Financial’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2015, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Tangible common equity at March 31, 2015 was $1.7 billion, or 8.44% of total tangible assets, compared with $1.6 billion, or 8.50% of total tangible assets, at December 31, 2014. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States (“GAAP”) (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provides investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Computation of tangible common equity to tangible assets:
Total equity	$2,181,682	$2,135,364
Less: Non-controlling interest in subsidiaries	21,890	13,715
Total TCF Financial Corporation stockholders’ equity	2,159,792	2,121,649
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	4,252	4,641
Tangible common equity	$1,666,660	$1,628,128

Total assets	$19,984,573	$19,394,611
Less:
Goodwill	225,640	225,640
Other intangibles	4,252	4,641
Tangible assets	$19,754,681	$19,164,330
Tangible common equity to tangible assets	8.44%	8.50%

Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2015-05, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which updates guidance about whether a cloud computing arrangement includes a software license, and how to account for those software licenses. The adoption of this ASU will be required on either a retrospective or prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The adoption of this ASU will be required on a retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The adoption of this ASU will be required on a retrospective or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this ASU will be required, using one of two retrospective application methods, beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks  Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, increased deposit costs due to competition for deposit growth and evolving payment system developments, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment, securities held to maturity and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in the value of assets such as interest-only strips that arise in connection with TCF’s loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF’s deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, use by municipalities of eminent domain on property securing troubled residential mortgage loans, or imposition of underwriting or other limitations that impact the ability to offer certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF’s fee revenue; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry; the impact on banks of regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades or unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Branching Risk; Growth Risks  Adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF’s balance sheet through new or expanded programs or opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

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

Litigation Risks  Results of litigation or government enforcement actions, including class action litigation or enforcement actions concerning TCF’s lending or deposit activities, including account servicing processes or fees or charges, or employment practices; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks in the normal course of its business, the Company considers interest rate risk to be one of its more significant market risks. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).

TCF’s management Asset & Liability Committee (“ALCO”) manages TCF’s interest rate risk based on interest rate expectations and other factors. The principal objective of TCF’s management asset and liability activities is to provide maximum levels of net interest income and facilitate the funding needs of the Company, while maintaining acceptable levels of interest rate risk and liquidity risk.

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

The following table presents changes in TCF’s net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2015		December 31, 2014
Immediate Change in Interest Rates:
+200 basis points	$81.5	9.7%	$73.6	8.9%
+100 basis points	43.6	5.2	39.4	4.7

As of March 31, 2015, 52.9% of TCF’s loan and lease balances will reprice or are expected to pay down in the next 12 months and 63.8% of TCF’s deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits should enable TCF to increase net interest income when interest rates rise.

Management also uses economic value of equity (“EVE”) and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Interest rate gap is the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF’s pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations, and TCF’s regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance.

Item 1A.  Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. TCF’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1 to January 31, 2015
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	10,997	$15.59	N.A.	N.A.
February 1 to February 28, 2015
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	1,369	$14.82	N.A.	N.A.
March 1 to March 31, 2015
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.
Total
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	12,366	$15.50	N.A.	N.A.

N.A.	Not Applicable
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
Chief Financial Officer
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 6, 2015

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
10.1	Summary of Non-Employee Director Compensation [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 26, 2015 (No. 15549599)]

10.2

Amendment No. 1 dated February 20, 2015 to the Performance-Based Restricted Stock Award Agreement between TCF Financial Corporation and William A. Cooper dated March 10, 2014 [incorporated by reference to Exhibit 10(a)-9 to TCF Financial Corporation’s Annual Report on Form 10-K filed February 23, 2015 (No. 15639563)]

10.3

Form of 2015 Management Incentive Plan - Executive, as executed by certain executives [incorporated by reference to Exhibit 10(c)-1 to TCF Financial Corporation’s Annual Report on Form 10-K filed February 23, 2015 (No. 15639563)]

10.4

Amendment No. 1 dated February 20, 2015 to the Amended and Restated Employment Agreement with William A. Cooper [incorporated by reference to Exhibit 10(d)-3 to TCF Financial Corporation’s Annual Report on Form 10-K filed February 23, 2015 (No. 15639563)]

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

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein