Form 10-Q
period 2015-06-30
TCF FINANCIAL CORP
filed 2015-08-05
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2015
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
(952) 745-2760
(Registrant's telephone number, including area code)

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
Yes [X]                                                   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                                                                     Accelerated filer                  [   ]
Non-accelerated filer   [   ] (Do not check if a smaller reporting company)         Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 29, 2015
Common Stock, $.01 par value	169,214,437 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At June 30, 2015	At December 31, 2014
	(Unaudited)
Assets:
Cash and due from banks	$912,461	$1,115,250
Investments	78,518	85,492
Securities held to maturity	208,911	214,454
Securities available for sale	629,848	463,294
Loans and leases held for sale	200,034	132,266
Loans and leases:
Consumer real estate:
First mortgage lien	2,865,911	3,139,152
Junior lien	2,678,118	2,543,212
Total consumer real estate	5,544,029	5,682,364
Commercial	3,112,344	3,157,665
Leasing and equipment finance	3,791,215	3,745,322
Inventory finance	2,106,087	1,877,090
Auto finance	2,301,714	1,915,061
Other	21,852	24,144
Total loans and leases	16,877,241	16,401,646
Allowance for loan and lease losses	(156,115)	(164,169)
Net loans and leases	16,721,126	16,237,477
Premises and equipment, net	435,600	436,361
Goodwill	225,640	225,640
Other assets	414,212	484,377
Total assets	$19,826,350	$19,394,611
Liabilities and Equity:
Deposits:
Checking	$5,375,818	$5,195,243
Savings	4,968,398	5,212,320
Money market	2,286,773	1,993,130
Certificates of deposit	3,196,230	3,049,189
Total deposits	15,827,219	15,449,882
Short-term borrowings	7,305	4,425
Long-term borrowings	1,210,736	1,232,065
Total borrowings	1,218,041	1,236,490
Accrued expenses and other liabilities	559,068	572,875
Total liabilities	17,604,328	17,259,247
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
169,144,261 and 167,503,568 shares issued, respectively	1,691	1,675
Additional paid-in capital	838,755	817,130
Retained earnings, subject to certain restrictions	1,165,753	1,099,914
Accumulated other comprehensive income (loss)	(16,370)	(10,910)
Treasury stock at cost, 42,566 shares, and other	(50,558)	(49,400)
Total TCF Financial Corporation stockholders' equity	2,202,511	2,121,649
Non-controlling interest in subsidiaries	19,511	13,715
Total equity	2,222,022	2,135,364
Total liabilities and equity	$19,826,350	$19,394,611

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2015	2014	2015	2014
Interest income:
Loans and leases	$207,164	$206,788	$413,140	$409,325
Securities available for sale	3,543	2,805	6,623	5,968
Securities held to maturity	1,384	1,443	2,789	2,407
Investments and other	10,990	9,055	20,323	17,018
Total interest income	223,081	220,091	442,875	434,718
Interest expense:
Deposits	11,080	8,877	22,152	16,914
Borrowings	5,972	5,113	11,274	10,429
Total interest expense	17,052	13,990	33,426	27,343
Net interest income	206,029	206,101	409,449	407,375
Provision for credit losses	12,528	9,909	25,319	24,401
Net interest income after provision for credit losses	193,501	196,192	384,130	382,974
Non-interest income:
Fees and service charges	36,295	38,035	70,267	74,654
Card revenue	13,902	13,249	26,803	25,499
ATM revenue	5,540	5,794	10,662	11,113
Subtotal	55,737	57,078	107,732	111,266
Gains on sales of auto loans, net	10,756	7,270	17,021	15,740
Gains on sales of consumer real estate loans, net	11,954	8,151	20,717	19,857
Servicing fee income	7,216	4,892	14,558	9,199
Subtotal	29,926	20,313	52,296	44,796
Leasing and equipment finance	26,385	23,069	48,609	45,049
Other	1,460	2,789	5,587	5,171
Fees and other revenue	113,508	103,249	214,224	206,282
Gains (losses) on securities, net	(59)	767	(137)	1,141
Total non-interest income	113,449	104,016	214,087	207,423
Non-interest expense:
Compensation and employee benefits	116,159	109,664	231,974	224,753
Occupancy and equipment	36,152	34,316	72,979	69,155
FDIC insurance	4,864	7,625	10,257	15,188
Operating lease depreciation	8,582	6,613	16,316	12,840
Advertising and marketing	5,150	6,245	11,673	12,141
Other	45,887	42,618	94,020	83,953
Subtotal	216,794	207,081	437,219	418,030
Foreclosed real estate and repossessed assets, net	6,377	5,743	12,573	11,811
Other credit costs, net	(62)	371	84	490
Total non-interest expense	223,109	213,195	449,876	430,331
Income before income tax expense	83,841	87,013	148,341	160,066
Income tax expense	28,902	31,385	51,730	57,964
Income after income tax expense	54,939	55,628	96,611	102,102
Income attributable to non-controlling interest	2,684	2,503	4,555	4,220
Net income attributable to TCF Financial Corporation	52,255	53,125	92,056	97,882
Preferred stock dividends	4,847	4,847	9,694	9,694
Net income available to common stockholders	$47,408	$48,278	$82,362	$88,188
Net income per common share:
Basic	$0.29	$0.30	$0.50	$0.54
Diluted	$0.29	$0.29	$0.50	$0.54

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to TCF Financial Corporation	$52,255	$53,125	$92,056	$97,882
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	(11,140)	8,648	(7,001)	20,514
Reclassification of net (gains) losses to net income	286	(452)	590	(629)
Net investment hedges:
Unrealized gains (losses) arising during the period	(674)	(1,382)	2,914	(172)
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	617	1,399	(3,269)	23
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(11)	(11)	(23)	(23)
Income tax (expense) benefit	4,358	(2,561)	1,329	(7,415)
Total other comprehensive income (loss)	(6,564)	5,641	(5,460)	12,298
Comprehensive income	$45,691	$58,766	$86,596	$110,180

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	—	—	—	—	—	97,882	—	—	97,882	4,220	102,102
Other comprehensive income (loss)	—	—	—	—	—	—	12,298	—	12,298	—	12,298
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	794	794
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(16,309)	—	—	(16,309)	—	(16,309)
Grants of restricted stock	—	1,052,898	—	10	(10)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	816,570	—	8	13,100	—	—	—	13,108	—	13,108
Cancellation of shares of restricted stock	—	(52,020)	—	—	(219)	—	—	—	(219)	—	(219)
Cancellation of common shares for tax withholding	—	(58,283)	—	(1)	(964)	—	—	—	(965)	—	(965)
Net amortization of stock compensation	—	—	—	—	5,074	—	—	—	5,074	—	5,074
Stock compensation tax (expense) benefit	—	—	—	—	763	—	—	—	763	—	763
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	9,260	—	—	(9,260)	—	—	—
Balance, June 30, 2014	4,006,900	166,924,026	$263,240	$1,669	$806,645	$1,049,725	$(14,915)	$(51,458)	$2,054,906	$16,805	$2,071,711

Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income attributable to TCF Financial Corporation	—	—	—	—	—	92,056	—	—	92,056	4,555	96,611
Other comprehensive income (loss)	—	—	—	—	—	—	(5,460)	—	(5,460)	—	(5,460)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	1,241	1,241
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(16,523)	—	—	(16,523)	—	(16,523)
Grants of restricted stock	—	722,304	—	7	(7)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	915,632	—	9	14,430	—	—	—	14,439	—	14,439
Cancellation of shares of restricted stock	—	(132,937)	—	(1)	(532)	—	—	—	(533)	—	(533)
Cancellation of common shares for tax withholding	—	(64,306)	—	(1)	(1,022)	—	—	—	(1,023)	—	(1,023)
Net amortization of stock compensation	—	—	—	—	4,743	—	—	—	4,743	—	4,743
Exercise of stock options	—	200,000	—	2	2,568	—	—	—	2,570	—	2,570
Stock compensation tax (expense) benefit	—	—	—	—	287	—	—	—	287	—	287
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,158	—	—	(1,158)	—	—	—
Balance, June 30, 2015	4,006,900	169,144,261	$263,240	$1,691	$838,755	$1,165,753	$(16,370)	$(50,558)	$2,202,511	$19,511	$2,222,022
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$92,056	$97,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	25,319	24,401
Depreciation and amortization	74,816	62,122
Proceeds from sales of loans and leases held for sale	412,752	207,456
Gains on sales of assets, net	(42,573)	(38,350)
Net income attributable to non-controlling interest	4,555	4,220
Originations of loans held for sale, net of repayments	(451,836)	(286,182)
Net change in other assets and accrued expenses and other liabilities	52,928	31,816
Other, net	(12,087)	(15,764)
Net cash provided by (used in) operating activities	155,930	87,601
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,064,822)	(897,681)
Purchases of equipment for lease financing	(451,625)	(441,792)
Proceeds from sales of loans	915,865	886,715
Proceeds from sales of lease receivables	15,893	10,289
Proceeds from sales of securities	—	2,519
Purchases of securities	(204,007)	(70,479)
Proceeds from maturities of and principal collected on securities	43,500	25,255
Purchases of Federal Home Loan Bank stock	(75,000)	(47,000)
Redemption of Federal Home Loan Bank stock	82,004	55,928
Proceeds from sales of real estate owned	35,998	33,524
Purchases of premises and equipment	(20,646)	(22,864)
Other, net	15,534	13,412
Net cash provided by (used in) investing activities	(707,306)	(452,174)
Cash flows from financing activities:
Net change in deposits	371,216	600,621
Net change in short-term borrowings	2,969	3,345
Proceeds from long-term borrowings	2,653,143	1,104,999
Payments on long-term borrowings	(2,671,061)	(1,316,734)
Redemption of subordinated debt	—	(50,000)
Net investment by (distribution to) non-controlling interest	1,241	794
Dividends paid on preferred stock	(9,694)	(9,694)
Dividends paid on common stock	(16,523)	(16,309)
Stock compensation tax (expense) benefit	287	763
Common shares sold to TCF employee benefit plans	14,439	13,108
Exercise of stock options	2,570	—
Net cash provided by (used in) financing activities	348,587	330,893
Net change in cash and due from banks	(202,789)	(33,680)
Cash and due from banks at beginning of period	1,115,250	915,076
Cash and due from banks at end of period	$912,461	$881,396
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$28,440	$25,553
Income taxes, net	(2,181)	58,640
Transfer of loans to other assets	51,638	42,371
Transfer of securities available for sale to securities held to maturity	—	191,665
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2014, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Accounting policies in effect at December 31, 2014 remain significantly unchanged and will be followed similarly as in previous periods.

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

Note 2.  Cash and Due from Banks

At June 30, 2015 and December 31, 2014, TCF Bank was required by Federal Reserve regulations to maintain reserves of $102.2 million and $98.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans and consumer real estate loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF also retains cash balances for collateral on certain borrowings, forward foreign exchange contracts and interest rate contracts. TCF maintained restricted cash totaling $78.7 million and $67.8 million at June 30, 2015 and December 31, 2014, respectively.

TCF had cash held in interest-bearing accounts of $622.5 million and $842.1 million at June 30, 2015 and December 31, 2014, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At June 30, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$597,166	$1,142	$6,401	$591,907	$461,575	$2,405	$741	$463,239
Other	45	—	—	45	55	—	—	55
Obligations of states and political subdivisions	37,796	40	118	37,718	—	—	—	—
Other securities	178	—	—	178	—	—	—	—
Total securities available for sale	$635,185	$1,182	$6,519	$629,848	$461,630	$2,405	$741	$463,294
Weighted-average yield	2.43%				2.62%
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$204,179	$4,596	$160	$208,615	$209,538	$7,988	$109	$217,417
Other securities	4,732	—	—	4,732	4,916	—	—	4,916
Total securities held to maturity	$208,911	$4,596	$160	$213,347	$214,454	$7,988	$109	$222,333
Weighted-average yield	2.64%				2.64%

There were no sales of securities available for sale during the six months ended June 30, 2015. Gross realized gains of $0.8 million and $1.1 million were recognized on sales of securities available for sale during the second quarter and first six months of 2014, respectively. At June 30, 2015 and December 31, 2014, mortgage-backed securities with a carrying value of $7.6 million and $8.2 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the first six months of 2015 and 2014. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

There were no transfers from securities available for sale to securities held to maturity during the six months ended June 30, 2015. During the six months ended June 30, 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent and ability to hold these securities to maturity. At June 30, 2015 and December 31, 2014, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $15.4 million and $16.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. Other held to maturity securities consist primarily of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. During the six months ended June 30, 2015, TCF recorded an impairment charge of $0.1 million on held to maturity securities, which had a carrying value of $4.7 million. There were no impairment charges recognized on held to maturity securities during the six months ended June 30, 2014.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$455,069	$6,401	$—	$—	$455,069	$6,401
Obligations of states and political subdivisions	24,132	118	—	—	24,132	118
Total securities available for sale	$479,201	$6,519	$—	$—	$479,201	$6,519

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$5,521	$83	$987	$77	$6,508	$160
Total securities held to maturity	$5,521	$83	$987	$77	$6,508	$160

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$—	$198,550	$741	$198,550	$741
Total securities available for sale	$—	$—	$198,550	$741	$198,550	$741

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,602	$109	$—	$—	$2,602	$109
Total securities held to maturity	$2,602	$109	$—	$—	$2,602	$109

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity at June 30, 2015 and December 31, 2014 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay. Yields on securities have not been adjusted for tax exempt status.

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in one year or less	$7	$7	9.65%	$4	$4	11.63%
Due in 1-5 years	51	51	3.30	76	76	4.53
Due in 5-10 years	116,458	116,849	2.03	86,806	87,594	1.93
Due after 10 years	518,491	512,763	2.52	374,744	375,620	2.78
No stated maturity	178	178	—	—	—	—
Total securities available for sale	$635,185	$629,848	2.43	$461,630	$463,294	2.62

Securities held to maturity:
Due in one year or less	$—	$—	—%	$500	$500	2.00%
Due in 1-5 years	1,500	1,500	2.80	2,500	2,500	3.08
Due in 5-10 years	1,900	1,900	3.00	400	400	3.00
Due after 10 years	205,511	209,947	2.64	211,054	218,933	2.64
Total securities held to maturity	$208,911	$213,347	2.64	$214,454	$222,333	2.64

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	Percent Change
Consumer real estate:
First mortgage lien	$2,865,911	$3,139,152	(8.7)%
Junior lien	2,678,118	2,543,212	5.3
Total consumer real estate	5,544,029	5,682,364	(2.4)
Commercial:
Commercial real estate:
Permanent	2,230,554	2,382,144	(6.4)
Construction and development	305,240	242,111	26.1
Total commercial real estate	2,535,794	2,624,255	(3.4)
Commercial business	576,550	533,410	8.1
Total commercial	3,112,344	3,157,665	(1.4)
Leasing and equipment finance	3,791,215	3,745,322	1.2
Inventory finance	2,106,087	1,877,090	12.2
Auto finance	2,301,714	1,915,061	20.2
Other	21,852	24,144	(9.5)
Total loans and leases(1)	$16,877,241	$16,401,646	2.9

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $50.7 million and $43.4 million at June 30, 2015 and December 31, 2014, respectively.

The consumer real estate junior lien portfolio was comprised of $2.3 billion of home equity lines of credit ("HELOCs") and $383.2 million of amortizing junior lien mortgage loans at June 30, 2015, compared with $2.1 billion and $424.4 million at December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, $1.6 billion and $1.3 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2015 and December 31, 2014, $733.7 million and $816.0 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of June 30, 2015, 18.3% of these loans mature prior to 2021.

During the six months ended June 30, 2015 and 2014, TCF sold $639.9 million and $481.9 million, respectively, of consumer auto loans with servicing retained, received cash of $664.3 million and $492.1 million, respectively, and recognized net gains of $17.9 million and $16.2 million, respectively. Related to these sales, TCF retained interest-only strips of $0 and $8.2 million for the six months ended June 30, 2015 and 2014, respectively. Total interest-only strips related to sales of auto loans totaled $35.2 million and $48.6 million at June 30, 2015 and December 31, 2014, respectively. TCF recorded impairment charges on these interest-only strips of $0.5 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively, primarily as a result of higher prepayments than originally assumed. Contractual liabilities related to sales of auto loans totaled $0.4 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively. No servicing assets or liabilities related to consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF's managed auto loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $4.4 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively.

In June 2015, TCF transferred consumer auto loans totaling $436.4 million with servicing retained to a trust in a securitization transaction, received cash proceeds of $453.8 million and recognized gains of $11.2 million, which qualified for sale accounting and is included in the amounts above. This trust is considered a variable interest entity due to its limited capitalization and special purpose nature, however TCF does not have a variable interest in the trust. Therefore, TCF is not the primary beneficiary of the trust and it is not consolidated.

During the six months ended June 30, 2015 and 2014, TCF sold $629.3 million and $571.6 million, respectively, of consumer real estate loans, received cash of $647.9 million and $585.4 million, respectively, and recognized net gains of $20.0 million and $19.7 million, respectively. Included in the consumer real estate loans sold was $136.3 million of first mortgage loans related to the correspondent lending program during the first six months of 2015, resulting in net gains of $3.0 million during the same period. There were no loans sold related to the correspondent lending program during the first six months of 2014. The majority of consumer real estate loans sold are junior lien loans. Related to the sales of consumer real estate loans, TCF retained interest-only strips of $4.2 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively. Total interest-only strips related to sales of consumer real estate loans totaled $20.7 million and $21.2 million at June 30, 2015 and December 31, 2014, respectively. TCF had no impairment charges on these interest-only strips for the six months ended June 30, 2015 and 2014. Contractual liabilities related to sales of consumer real estate loans totaled $0.8 million and $0.6 million at June 30, 2015 and December 31, 2014, respectively. No servicing assets or liabilities related to consumer real estate loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace. TCF's managed consumer real estate loan portfolio, which includes portfolio loans, loans held for sale and loans sold and serviced for others, totaled $7.2 billion and $7.1 billion at June 30, 2015 and December 31, 2014, respectively.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the six months ended June 30, 2015 and 2014, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2015:
Balance, beginning of period	$80,292	$32,121	$17,921	$12,409	$20,426	$630	$163,799
Charge-offs	(11,558)	(2,581)	(1,988)	(821)	(4,388)	(1,648)	(22,984)
Recoveries	1,869	967	518	198	728	1,226	5,506
Net (charge-offs) recoveries	(9,689)	(1,614)	(1,470)	(623)	(3,660)	(422)	(17,478)
Provision for credit losses	5,061	(302)	1,218	(951)	7,096	406	12,528
Other	(977)	—	—	44	(1,801)	—	(2,734)
Balance, end of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115

At or For the Three Months Ended June 30, 2014:
Balance, beginning of period	$169,367	$36,062	$18,623	$10,309	$12,062	$623	$247,046
Charge-offs	(13,012)	(3,721)	(1,875)	(183)	(2,191)	(1,993)	(22,975)
Recoveries	1,555	244	902	76	358	1,485	4,620
Net (charge-offs) recoveries	(11,457)	(3,477)	(973)	(107)	(1,833)	(508)	(18,355)
Provision for credit losses	4,106	(1,168)	1,534	(752)	5,521	668	9,909
Other	(667)	(56)	—	89	(1,885)	—	(2,519)
Balance, end of period	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(20,764)	(3,457)	(3,864)	(1,349)	(8,349)	(3,325)	(41,108)
Recoveries	3,794	2,364	1,503	307	1,338	2,787	12,093
Net (charge-offs) recoveries	(16,970)	(1,093)	(2,361)	(1,042)	(7,011)	(538)	(29,015)
Provision for credit losses	7,880	(69)	1,584	2,081	13,436	407	25,319
Other	(1,584)	—	—	(180)	(2,594)	—	(4,358)
Balance, end of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115

At or For the Six Months Ended June 30, 2014:
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(27,567)	(5,366)	(3,410)	(350)	(4,724)	(3,895)	(45,312)
Recoveries	3,407	379	1,688	377	615	3,075	9,541
Net (charge-offs) recoveries	(24,160)	(4,987)	(1,722)	27	(4,109)	(820)	(35,771)
Provision for credit losses	11,185	(1,048)	2,173	925	10,348	818	24,401
Other	(1,706)	(71)	—	(5)	(2,997)	—	(4,779)
Balance, end of period	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$48,378	$29,725	$16,196	$10,653	$20,313	$610	$125,875
Individually evaluated for impairment	26,309	480	1,473	226	1,748	4	30,240
Total	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115
Loans and leases outstanding:
Collectively evaluated for impairment	$5,325,743	$3,028,092	$3,778,547	$2,103,188	$2,295,235	$21,833	$16,552,638
Individually evaluated for impairment	218,286	84,252	12,590	2,899	6,438	19	324,484
Loans acquired with deteriorated credit quality	—	—	78	—	41	—	119
Total	$5,544,029	$3,112,344	$3,791,215	$2,106,087	$2,301,714	$21,852	$16,877,241

	At December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$57,167	$27,594	$16,310	$9,627	$17,046	$741	$128,485
Individually evaluated for impairment	28,194	3,773	2,136	393	1,184	4	35,684
Total	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Loans and leases outstanding:
Collectively evaluated for impairment	$5,462,005	$3,038,378	$3,731,420	$1,874,481	$1,911,267	$24,055	$16,041,606
Individually evaluated for impairment	220,359	119,287	13,763	2,609	3,676	89	359,783
Loans acquired with deteriorated credit quality	—	—	139	—	118	—	257
Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At June 30, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,724,576	$9,033	$1,207	$2,734,816	$131,095	$2,865,911
Junior lien	2,639,364	1,995	—	2,641,359	36,759	2,678,118
Total consumer real estate	5,363,940	11,028	1,207	5,376,175	167,854	5,544,029
Commercial:
Commercial real estate	2,519,036	—	—	2,519,036	16,758	2,535,794
Commercial business	576,195	1	—	576,196	354	576,550
Total commercial	3,095,231	1	—	3,095,232	17,112	3,112,344
Leasing and equipment finance	3,776,725	2,147	274	3,779,146	11,440	3,790,586
Inventory finance	2,103,096	45	50	2,103,191	2,896	2,106,087
Auto finance	2,292,800	1,735	732	2,295,267	6,405	2,301,672
Other	21,824	12	13	21,849	3	21,852
Subtotal	16,653,616	14,968	2,276	16,670,860	205,710	16,876,570
Portfolios acquired with deteriorated credit quality	668	—	3	671	—	671
Total	$16,654,284	$14,968	$2,279	$16,671,531	$205,710	$16,877,241

	At December 31, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,987,992	$13,176	$194	$3,001,362	$137,790	$3,139,152
Junior lien	2,505,640	2,091	—	2,507,731	35,481	2,543,212
Total consumer real estate	5,493,632	15,267	194	5,509,093	173,271	5,682,364
Commercial:
Commercial real estate	2,599,701	—	—	2,599,701	24,554	2,624,255
Commercial business	532,929	—	—	532,929	481	533,410
Total commercial	3,132,630	—	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,728,115	2,242	307	3,730,664	12,670	3,743,334
Inventory finance	1,874,933	49	26	1,875,008	2,082	1,877,090
Auto finance	1,907,005	2,785	1,478	1,911,268	3,676	1,914,944
Other	24,144	—	—	24,144	—	24,144
Subtotal	16,160,459	20,343	2,005	16,182,807	216,734	16,399,541
Portfolios acquired with deteriorated credit quality	2,017	83	5	2,105	—	2,105
Total	$16,162,476	$20,426	$2,010	$16,184,912	$216,734	$16,401,646

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Contractual interest due on non-accrual loans and leases	$5,341	$6,359	$10,564	$13,549
Interest income recognized on non-accrual loans and leases	986	2,395	2,298	3,904
Unrecognized interest income	$4,355	$3,964	$8,266	$9,645

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged.

(In thousands)	At June 30, 2015	At December 31, 2014
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$33,726	$47,731
60+ days delinquent and accruing	—	247
Non-accrual	19,006	12,284
Total consumer real estate loans to customers in bankruptcy	$52,732	$60,262

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring ("TDR") loan. TDR loans consist primarily of consumer real estate and commercial loans.

Total TDR loans at June 30, 2015 and December 31, 2014 were $256.9 million and $298.5 million, respectively, of which $155.8 million and $193.8 million were accruing. TCF held consumer real estate TDR loans of $194.6 million and $199.6 million at June 30, 2015 and December 31, 2014, respectively, of which $110.3 million and $111.9 million were accruing. TCF also held $54.2 million and $91.6 million of commercial TDR loans at June 30, 2015 and December 31, 2014, respectively, of which $44.5 million and $80.4 million were accruing. TDR loans for the remaining classes of finance receivables were not material at June 30, 2015 or December 31, 2014.

The amount of unfunded commitments to commercial and consumer real estate loans classified as TDRs was $1.9 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the six months ended June 30, 2015 and 2014, $9.0 million and $11.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended June 30, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.6 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. For the three months ended June 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.3 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.1 million and $0.4 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.0%, which compares to the original contractual average rate of 6.6%. For the six months ended June 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $8.6 million and $0.6 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the six months ended June 30, 2015 and 2014.

The table below summarizes TDR loans that defaulted during the three and six months ended June 30, 2015 and 2014, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Loan balance:(1)
Consumer real estate:
First mortgage lien	$1,054	$561	$1,297	$2,056
Junior lien	197	662	486	1,642
Total consumer real estate	1,251	1,223	1,783	3,698
Commercial real estate	—	1,023	—	3,814
Inventory finance	—	7	—	7
Auto finance	202	66	383	125
Defaulted TDR loans modified during the applicable period	$1,453	$2,319	$2,166	$7,644
Total TDR loans modified in the applicable period	$71,641	$136,171	$78,986	$248,273
Defaulted modified TDR loans as a percent of total TDR loans modified in the applicable period	2.0%	1.7%	2.7%	3.1%

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $20.3 million, or 18.4% of the outstanding balance, at June 30, 2015, and $20.4 million, or 18.2% of the outstanding balance, at December 31, 2014. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 6% to 20% in 2015 and 4% to 22% in 2014, depending on modification type and actual experience. At June 30, 2015, 1.5% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.4% at December 31, 2014.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at June 30, 2015, $52.8 million, or 62.6%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 73.8% were current. Of the non-accrual TDR balance at December 31, 2014, $50.0 million, or 57.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 68.4% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense. The allowance on accruing commercial TDR loans was $0.1 million, or 0.3% of the outstanding balance, at June 30, 2015, and $1.4 million, or 1.7% of the outstanding balance, at December 31, 2014. No accruing commercial TDR loans were 60 days or more delinquent at June 30, 2015 and December 31, 2014.

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

The following table summarizes impaired loans.

	At June 30, 2015			At December 31, 2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$152,706	$127,790	$19,260	$114,526	$101,668	$18,140
Junior lien	72,801	61,225	7,028	65,413	55,405	9,427
Total consumer real estate	225,507	189,015	26,288	179,939	157,073	27,567
Commercial:
Commercial real estate	23,692	20,493	477	58,157	54,412	3,772
Commercial business	21	19	3	18	18	1
Total commercial	23,713	20,512	480	58,175	54,430	3,773
Leasing and equipment finance	6,179	6,179	646	8,257	8,257	1,457
Inventory finance	2,436	2,439	226	1,754	1,758	393
Auto finance	4,596	4,431	1,673	3,074	2,928	1,184
Other	17	19	4	92	89	4
Total impaired loans with an allowance recorded	262,448	222,595	29,317	251,291	224,535	34,378
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	9,542	5,568	—	53,606	35,147	—
Junior lien	25,635	20	—	33,796	7,398	—
Total consumer real estate	35,177	5,588	—	87,402	42,545	—
Commercial:
Commercial real estate	46,538	40,743	—	57,809	50,500	—
Commercial business	354	354	—	482	480	—
Total commercial	46,892	41,097	—	58,291	50,980	—
Inventory finance	456	460	—	848	851	—
Auto finance	2,108	1,198	—	1,484	748	—
Total impaired loans without an allowance recorded	84,633	48,343	—	148,025	95,124	—
Total impaired loans	$347,081	$270,938	$29,317	$399,316	$319,659	$34,378

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2015 and 2014 are included within the table below.

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$115,432	$1,340	$518,048	$3,879	$114,729	$2,458	$518,031	$7,632
Junior lien	58,827	788	72,968	885	58,315	1,540	72,689	1,793
Total consumer real estate	174,259	2,128	591,016	4,764	173,044	3,998	590,720	9,425
Commercial:
Commercial real estate	28,140	212	61,985	617	37,452	603	65,179	1,237
Commercial business	18	—	2,245	—	19	—	3,012	—
Total commercial	28,158	212	64,230	617	37,471	603	68,191	1,237
Leasing and equipment finance	7,066	2	7,955	46	7,218	8	8,249	52
Inventory finance	5,516	42	904	42	2,099	49	4,009	71
Auto finance	3,980	—	670	—	3,680	—	571	—
Other	19	1	85	2	53	1	90	3
Total impaired loans with an allowance recorded	218,998	2,385	664,860	5,471	223,565	4,659	671,830	10,788
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	19,115	322	38,552	420	20,358	781	40,996	735
Junior lien	3,266	541	3,497	272	3,709	995	3,600	539
Total consumer real estate	22,381	863	42,049	692	24,067	1,776	44,596	1,274
Commercial:
Commercial real estate	42,003	372	69,766	646	45,622	1,167	73,508	1,438
Commercial business	404	5	6,620	42	417	5	6,122	77
Total commercial	42,407	377	76,386	688	46,039	1,172	79,630	1,515
Inventory finance	662	43	772	35	655	55	566	45
Auto finance	1,077	—	492	—	973	—	398	—
Total impaired loans without an allowance recorded	66,527	1,283	119,699	1,415	71,734	3,003	125,190	2,834
Total impaired loans	$285,525	$3,668	$784,559	$6,886	$295,299	$7,662	$797,020	$13,622

Note 6.  Deposits

Deposits consisted of the following.

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,007,406	19.0%	—%	$2,832,526	18.3%
Interest bearing	0.02	2,368,412	15.0	0.04	2,362,717	15.3
Total checking	0.01	5,375,818	34.0	0.02	5,195,243	33.6
Savings	0.08	4,968,398	31.4	0.15	5,212,320	33.7
Money market	0.64	2,286,773	14.4	0.54	1,993,130	13.0
Total checking, savings and money market	0.14	12,630,989	79.8	0.13	12,400,693	80.3
Certificates of deposit	0.85	3,196,230	20.2	0.78	3,049,189	19.7
Total deposits	0.28	$15,827,219	100.0%	0.26	$15,449,882	100.0%

Certificates of deposit had the following remaining maturities at June 30, 2015.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$138,773	$240,910	$379,683
4-6 months	223,143	303,873	527,016
7-12 months	610,228	690,992	1,301,220
13-24 months	396,800	479,018	875,818
Over 24 months	65,596	46,897	112,493
Total	$1,434,540	$1,761,690	$3,196,230

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$3,303	0.10%	$4,425	0.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	4,002	1.90	—	—
Total	$7,305	1.09	$4,425	0.10
Average daily balances for the year to date period ended:
Federal Home Loan Bank advances	$—	—%	$74,385	0.26%
Federal funds purchased	254	0.43	375	0.40
Securities sold under repurchase agreements	5,517	0.21	5,956	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	2,353	2.06	2,957	1.88
Total	$8,124	0.75	$83,673	0.31
Maximum month-end balances for the year to date period ended:
Federal Home Loan Bank advances	$—	N.A.	$250,000	N.A.
Securities sold under repurchase agreements	3,495	N.A.	4,425	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,519	N.A.	11,751	N.A.
N.A. Not Applicable.

At June 30, 2015, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a fair value of $6.4 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At June 30, 2015				At December 31, 2014
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2015					$125,000	0.37%	-	0.38%
	2016	$447,000	0.36%	-	1.17%	547,000	0.25	-	1.17
	2017	325,000	0.23	-	0.24	275,000			0.25
Subtotal		772,000				947,000
Subordinated bank notes	2016	74,962			5.50	74,930			5.50
	2022	109,238			6.25	109,194			6.25
	2025	149,088			4.60	—			—
Hedge-related basis adjustment(1)		(3,563)				—
Subtotal		329,725				184,124
Discounted lease rentals	2015	19,630	2.39	-	7.95	32,904	2.39	-	7.95
	2016	35,165	2.39	-	7.95	27,539	2.39	-	7.95
	2017	28,470	2.45	-	7.95	20,580	2.45	-	7.95
	2018	14,879	2.53	-	7.95	9,032	2.63	-	7.95
	2019	5,070	2.53	-	5.05	2,589	2.63	-	5.05
	2020	324	3.04	-	4.57	160			4.57
	2021	83			4.57	83			4.57
Subtotal		103,621				92,887
Other long-term	2015					2,670			1.36
	2016	2,648			1.36	2,642			1.36
	2017	2,742			1.36	2,742			1.36
Subtotal		5,390				8,054
Total long-term borrowings		$1,210,736				$1,232,065

(1)	Related to subordinated bank notes with a stated maturity of 2025 at June 30, 2015.

At June 30, 2015, TCF Bank had pledged loans secured by residential and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.9 billion as collateral for FHLB advances. At June 30, 2015, $325.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum (the "2025 Notes"), at a price to investors of 99.375%. In addition, TCF Bank incurred issuance costs of $1.4 million. Both the discount and issuance costs are amortized as interest expense over the respective term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 27 and August 27, commencing August 27, 2015. Simultaneously, TCF Bank entered into an interest rate swap with a total notional amount of $150.0 million designated as a fair value hedge of the 2025 Notes. See Note 12 of Notes to Consolidated Financial Statements, Derivative Instruments, for additional information regarding the interest rate swap.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was $395.9 million at June 30, 2015, without prior approval of the Office of the Comptroller of the Currency ("OCC"). TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank. Information presented for June 30, 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Banks that are not advanced approaches institutions may make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF has elected to opt-out of the accumulated other comprehensive income (loss) requirement.

	TCF		TCF Bank
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	Well-capitalized Standard	Minimum Capital Requirement
Regulatory Capital:
Common equity Tier 1 capital	$1,732,437	N.A.	$1,912,587	N.A.
Tier 1 capital	2,013,347	$1,919,887	1,932,098	$1,836,019
Total capital	2,407,268	2,209,999	2,349,196	2,126,131

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	9.97%	N.A	11.01%	N.A.	6.50%	4.50%
Tier 1 risk-based capital ratio	11.59	11.76%	11.13	11.25%	8.00	6.00
Total risk-based capital ratio	13.86	13.54	13.53	13.03	10.00	8.00
Tier 1 leverage ratio	10.22	10.07	9.81	9.63	5.00	4.00
N.A. Not Applicable.

Note 10.  Stock Compensation

The following table reflects TCF's restricted stock and stock option transactions under the TCF Financial Incentive Stock Program and TCF Financial 2015 Omnibus Incentive Plan during the six months ended June 30, 2015.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2014	2,858,494	$6.16	-	$16.02	$12.73	1,579,000	$12.85	-	$15.75	2.98	$13.91
Granted	680,933	14.17	-	16.28	14.44	—	—	-	—	—	—
Exercised	—	—	-	—	—	(200,000)	12.85	-	12.85	—	12.85
Forfeited/canceled	(129,747)	6.80	-	15.96	13.18	—	—	-	—	—	—
Vested	(188,944)	9.65	-	15.96	13.10	—	—	-	—	—	—
Outstanding at June 30, 2015	3,220,736	6.16	-	16.28	13.05	1,379,000	12.85	-	15.75	2.67	14.07
Exercisable at June 30, 2015	N.A.				N.A.	1,379,000	12.85	-	15.75		14.07

N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $26.9 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.6 years at June 30, 2015.

At June 30, 2015, there were 1,100,000 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 have not changed from December 31, 2014 and no stock options were subsequently issued through June 30, 2015.

In April 2015, TCF stockholders approved the TCF Financial 2015 Omnibus Incentive Plan, which replaces the Incentive Stock Program. This plan authorized new performance-based restricted stock units to certain executives that were approved by the Compensation Committee of the TCF Board of Directors. The performance-based restricted stock units are subject to TCF’s relative total stockholder return for the period beginning January 1, 2015 through December 31, 2017, as measured against the peer group, which includes all publicly-traded banks and thrift institutions with assets between $10.0 billion and $50.0 billion as of September 30, 2014, excluding peers which do not remain publicly traded for the full three-year performance period. The number of restricted stock units granted was 71,404 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three and six months ended June 30, 2015 and 2014.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$304	$397	$608	$794
Return on plan assets	(160)	(183)	(320)	(366)
Net periodic benefit plan (income) cost	$144	$214	$288	$428

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$38	$50	$76	$99
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$27	$39	$53	$76

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2015 or 2014. During the three and six months ended June 30, 2015 and 2014, TCF paid $0.1 million and $0.2 million, respectively, for benefits of the Postretirement Plan.

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

Upon origination of a derivative instrument, the contract is designated either as a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates ("net investment hedge"), a hedge of the exposure to changes in the fair value of an asset or liability due to changes in market risk ("fair value hedge"), or is not designated as a hedge. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Net Investment Hedges  Forward foreign exchange contracts, that generally settle within 30 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank.

Fair Value Hedges During the first quarter of 2015, TCF Bank entered into an interest rate swap related to its contemporaneously issued subordinated debt, which settles through a central clearing house. The swap was designated as a fair value hedge and effectively converts the fixed interest rate to a floating rate based on three-month London InterBank Offered Rate ("LIBOR") plus a fixed number of basis points on the $150.0 million notional amount through February 27, 2025, the maturity date of the subordinated debt. In exchange, TCF Bank will receive 4.60% fixed-rate interest from the swap counterparty.

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap are reflected in non-interest income.

Derivatives Not Designated as Hedges  TCF executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged with offsetting interest rate swaps that TCF executes with a third party and settles through a central clearing house, minimizing TCF's net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have original fixed maturity dates ranging from three to seven years.

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

The following tables summarize TCF's outstanding derivative instruments as of June 30, 2015 and December 31, 2014. See Note 13, Fair Value Disclosures, for additional information.

	At June 30, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$45,857	$144	$—	$144
Derivatives not designated as hedges:
Forward foreign exchange contracts	408,953	4,984	—	4,984
Interest rate contracts	91,729	1,722	—	1,722
Interest rate lock commitments	26,145	455	—	455
Total derivative assets		$7,305	$—	$7,305
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$4,267	$(4,267)	$—
Derivatives not designated as hedges:
Interest rate contracts	91,729	1,787	(1,787)	—
Other contracts	13,804	465	(465)	—
Total derivative liabilities		$6,519	$(6,519)	$—

	At December 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$42,165	$509	$—	$509
Derivatives not designated as hedges:
Forward foreign exchange contracts	275,962	2,702	(1,179)	1,523
Interest rate contracts	101,166	1,798	—	1,798
Interest rate lock commitments	15,124	285	—	285
Total derivative assets		$5,294	$(1,179)	$4,115
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$189,310	$177	$(29)	$148
Interest rate contracts	101,166	1,877	(1,877)	—
Other contracts	13,804	621	(621)	—
Total derivative liabilities		$2,675	$(2,527)	$148

(1)	All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Income Statement Location	2015	2014	2015	2014
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$(5,541)	$—	$(4,267)	$—
Non-derivative hedged items	Non-interest income	4,690	—	3,563	—
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	(8,168)	(15,848)	29,292	(651)
Interest rate lock commitments	Non-interest income	(135)	—	170	—
Interest rate contracts	Non-interest income	41	(30)	20	(50)
Net realized gain (loss)		$(9,113)	$(15,878)	$28,778	$(701)
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(674)	$(1,382)	$2,914	$(172)
Net unrealized gain (loss)		$(674)	$(1,382)	$2,914	$(172)

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

At June 30, 2015, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $124.0 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.5 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at June 30, 2015.

At June 30, 2015, TCF had posted $13.9 million, $1.4 million and $0.6 million of cash collateral related to its interest rate contracts, other contracts and forward foreign exchange contracts, respectively.

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

Securities Available for Sale Securities available for sale consist primarily of securities of U.S. Government sponsored enterprises and federal agencies, and obligations of states and political subdivisions. The fair value of these securities, categorized as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. Other mortgage-backed securities, for which there is little or no market activity, are categorized as Level 3 assets and the fair value of these assets is determined by using internal pricing methods. The fair value of other securities, categorized as Level 1, is based upon prices obtained in an active market.

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

Interest Rate Contracts TCF executes interest rate swaps with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, minimizing TCF's net risk exposure resulting from such transactions. TCF also entered into an interest rate swap to convert its fixed-rate 2025 Notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

Other Contracts TCF entered into a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the Visa agreement is based upon TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Interest Rate Lock Commitments and Forward Loan Sales Commitments TCF's interest rate lock commitments are derivative instruments which are carried at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $4.0 million and $7.5 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and six months ended June 30, 2015, respectively, compared with $2.9 million and $6.2 million for the same periods in 2014.

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

Assets and Liabilities Held in Trust for Deferred Compensation Plans Assets held in trust for deferred compensation plans include investments in publicly traded securities, excluding TCF common stock reported in treasury and other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based upon prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$591,907	$—	$591,907
Other	—	—	45	45
Obligations of states and political subdivisions	—	37,718	—	37,718
Other securities	178	—	—	178
Loans and leases held for sale	—	—	4,962	4,962
Forward foreign exchange contracts(1)	—	5,128	—	5,128
Interest rate contracts(1)	—	1,722	—	1,722
Interest rate lock commitments(1)	—	—	455	455
Forward loan sales commitments	—	—	52	52
Assets held in trust for deferred compensation plans	19,435	—	—	19,435
Total assets	$19,613	$636,475	$5,514	$661,602
Interest rate contracts(1)	$—	$6,054	$—	$6,054
Forward loan sales commitments	—	—	57	57
Liabilities held in trust for deferred compensation plans	19,435	—	—	19,435
Other contracts(1)	—	—	465	465
Total liabilities	$19,435	$6,054	$522	$26,011
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,332	$1,332
Loans	—	—	149,037	149,037
Interest-only strips	—	—	4,505	4,505
Other real estate owned:
Consumer	—	—	39,140	39,140
Commercial	—	—	3,622	3,622
Repossessed and returned assets	—	2,609	1,302	3,911
Total non-recurring fair value measurements	$—	$2,609	$198,938	$201,547

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the six months ended June 30, 2015 and 2014.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended June 30, 2015:
Asset (liability) balance, beginning of period	$50	$6,248	$589	$(113)	$(544)
Total net gains (losses) included in:
Net income	—	(58)	(134)	108	—
Sales	—	(74,489)	—	—	—
Originations	—	73,261	—	—	—
Principal paydowns / settlements	(5)	—	—	—	79
Asset (liability) balance, end of period	$45	$4,962	$455	$(5)	$(465)
At or For the Three Months Ended June 30, 2014:
Asset (liability) balance, beginning of period	$87	$—	$—	$—	$(819)
Principal paydowns / settlements	(6)	—	—	—	82
Asset (liability) balance, end of period	$81	$—	$—	$—	$(737)

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Six Months Ended June 30, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	32	170	18	—
Sales	—	(136,264)	—	—	—
Originations	—	137,886	—	—	—
Principal paydowns / settlements	(10)	—	—	—	156
Asset (liability) balance, end of period	$45	$4,962	$455	$(5)	$(465)
At or For the Six Months Ended June 30, 2014:
Asset (liability) balance, beginning of period	$93	$—	$—	$—	$(899)
Principal paydowns / settlements	(12)	—	—	—	162
Asset (liability) balance, end of period	$81	$—	$—	$—	$(737)

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

(In thousands)	At June 30, 2015	At December 31, 2014
Fair value carrying amount	$4,962	$3,308
Aggregate unpaid principal amount	4,840	3,205
Fair value carrying amount less aggregate unpaid principal	$122	$103

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at June 30, 2015 or December 31, 2014. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $3.0 million for the six months ended June 30, 2015, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the hedging arrangements which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2015 and December 31, 2014, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at June 30, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$78,518	$—	$78,518	$—	$78,518
Securities held to maturity	208,911	—	208,615	4,732	213,347
Loans and leases held for sale	200,034	—	—	211,733	211,733
Loans:
Consumer real estate	5,544,029	—	—	5,662,803	5,662,803
Commercial real estate	2,535,794	—	—	2,480,050	2,480,050
Commercial business	576,550	—	—	555,120	555,120
Equipment finance	1,836,808	—	—	1,821,704	1,821,704
Inventory finance	2,106,087	—	—	2,092,911	2,092,911
Auto finance	2,301,714	—	—	2,315,076	2,315,076
Other	21,852	—	—	19,585	19,585
Allowance for loan losses(1)	(156,115)	—	—	—	—
Interest-only strips(2)	55,944	—	—	59,135	59,135
Total financial instrument assets	$15,310,126	$—	$287,133	$15,222,849	$15,509,982
Financial instrument liabilities:
Deposits	$15,827,219	$12,630,989	$3,213,957	$—	$15,844,946
Long-term borrowings	1,210,736	—	1,217,737	5,390	1,223,127
Total financial instrument liabilities	$17,037,955	$12,630,989	$4,431,694	$5,390	$17,068,073
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$24,627	$—	$24,627	$—	$24,627
Standby letters of credit	(64)	—	(64)	—	(64)
Total financial instruments with off-balance sheet risk	$24,563	$—	$24,563	$—	$24,563

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2014
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$85,492	$—	$85,492	$—	$85,492
Securities held to maturity	214,454	—	217,418	4,916	222,334
Loans and leases held for sale	132,266	—	—	139,370	139,370
Loans:
Consumer real estate	5,682,364	—	—	5,836,770	5,836,770
Commercial real estate	2,624,255	—	—	2,575,625	2,575,625
Commercial business	533,410	—	—	512,083	512,083
Equipment finance	1,806,808	—	—	1,787,271	1,787,271
Inventory finance	1,877,090	—	—	1,864,786	1,864,786
Auto finance	1,915,061	—	—	1,927,384	1,927,384
Other	24,144	—	—	18,724	18,724
Allowance for loan losses(1)	(164,169)	—	—	—	—
Interest-only strips(2)	69,789	—	—	73,058	73,058
Total financial instrument assets	$14,800,964	$—	$302,910	$14,739,987	$15,042,897
Financial instrument liabilities:
Deposits	$15,449,882	$12,400,693	$3,063,850	$—	$15,464,543
Long-term borrowings	1,232,065	—	1,246,221	8,054	1,254,275
Total financial instrument liabilities	$16,681,947	$12,400,693	$4,310,071	$8,054	$16,718,818
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,885	$—	$25,885	$—	$25,885
Standby letters of credit	(47)	—	(47)	—	(47)
Total financial instruments with off-balance sheet risk	$25,838	$—	$25,838	$—	$25,838

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2015	2014	2015	2014
Basic Earnings Per Common Share:
Net income available to common stockholders	$47,408	$48,278	$82,362	$88,188
Earnings allocated to participating securities	11	12	22	23
Earnings allocated to common stock	$47,397	$48,266	$82,340	$88,165
Weighted-average common shares outstanding for basic earnings per common share	165,588,846	163,252,550	165,219,090	163,011,047
Basic earnings per common share	$0.29	$0.30	$0.50	$0.54

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$47,397	$48,266	$82,340	$88,165
Weighted-average common shares outstanding used in basic earnings per common share calculation	165,588,846	163,252,550	165,219,090	163,011,047
Net dilutive effect of:
Non-participating restricted stock	302,079	202,475	297,035	214,186
Stock options	226,952	259,211	227,594	265,335
Weighted-average common shares outstanding for diluted earnings per common share	166,117,877	163,714,236	165,743,719	163,490,568
Diluted earnings per common share	$0.29	$0.29	$0.50	$0.54

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock and restricted stock units are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrants are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the three and six months ended June 30, 2015 and 2014, there were 4.6 million and 4.1 million of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive, respectively.

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

TCF evaluates performance and allocates resources based on each segment's net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2014 Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations	Consolidated
At or For the Three Months Ended June 30, 2015:
Net interest income	$155,920	$50,926	$49	$(866)	$206,029
Provision for credit losses	11,948	580	—	—	12,528
Non-interest income	60,526	52,895	28,404	(28,376)	113,449
Non-interest expense	114,530	108,583	28,372	(28,376)	223,109
Income tax expense (benefit)	32,266	(1,982)	(516)	(866)	28,902
Income (loss) after income tax expense (benefit)	57,702	(3,360)	597	—	54,939
Income attributable to non-controlling interest	2,684	—	—	—	2,684
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$55,018	$(3,360)	$(4,250)	$—	$47,408
Total assets	$17,430,400	$7,038,178	$187,530	$(4,829,758)	$19,826,350
Revenues from external customers:
Interest income	$217,022	$6,059	$—	$—	$223,081
Non-interest income	60,526	52,882	41	—	113,449
Total	$277,548	$58,941	$41	$—	$336,530

At or For the Three Months Ended June 30, 2014:
Net interest income	$149,377	$57,422	$56	$(754)	$206,101
Provision for credit losses	9,120	789	—	—	9,909
Non-interest income	47,191	55,969	34,021	(33,165)	104,016
Non-interest expense	105,109	108,304	32,947	(33,165)	213,195
Income tax expense (benefit)	29,837	1,628	674	(754)	31,385
Income (loss) after income tax expense (benefit)	52,502	2,670	456	—	55,628
Income attributable to non-controlling interest	2,503	—	—	—	2,503
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$49,999	$2,670	$(4,391)	$—	$48,278
Total assets	$16,659,897	$8,697,212	$176,026	$(6,695,358)	$18,837,777
Revenues from external customers:
Interest income	$214,549	$5,542	$—	$—	$220,091
Non-interest income	47,191	55,954	871	—	104,016
Total	$261,740	$61,496	$871	$—	$324,107

(In thousands)	Lending	Funding	Support Services	Eliminations	Consolidated
At or For the Six Months Ended June 30, 2015:
Net interest income	$309,348	$101,717	$71	$(1,687)	$409,449
Provision for credit losses	24,579	740	—	—	25,319
Non-interest income	109,089	103,103	60,361	(58,466)	214,087
Non-interest expense	227,030	220,374	60,938	(58,466)	449,876
Income tax expense (benefit)	59,745	(5,942)	(386)	(1,687)	51,730
Income (loss) after income tax expense (benefit)	107,083	(10,352)	(120)	—	96,611
Income attributable to non-controlling interest	4,555	—	—	—	4,555
Preferred stock dividends	—	—	9,694	—	9,694
Net income (loss) available to common stockholders	$102,528	$(10,352)	$(9,814)	$—	$82,362
Total assets	$17,430,400	$7,038,178	$187,530	$(4,829,758)	$19,826,350
Revenues from external customers:
Interest income	$431,101	$11,774	$—	$—	$442,875
Non-interest income	109,089	103,077	1,921	—	214,087
Total	$540,190	$114,851	$1,921	$—	$656,962

At or For the Six Months Ended June 30, 2014:
Net interest income	$294,197	$114,640	$54	$(1,516)	$407,375
Provision for credit losses	23,357	1,044	—	—	24,401
Non-interest income	98,489	107,629	67,781	(66,476)	207,423
Non-interest expense	210,841	216,808	69,158	(66,476)	430,331
Income tax expense (benefit)	57,750	1,702	28	(1,516)	57,964
Income (loss) after income tax expense (benefit)	100,738	2,715	(1,351)	—	102,102
Income attributable to non-controlling interest	4,220	—	—	—	4,220
Preferred stock dividends	—	—	9,694	—	9,694
Net income (loss) available to common stockholders	$96,518	$2,715	$(11,045)	$—	$88,188
Total assets	$16,659,897	$8,697,212	$176,026	$(6,695,358)	$18,837,777
Revenues from external customers:
Interest income	$423,781	$10,937	$—	$—	$434,718
Non-interest income	98,489	107,599	1,335	—	207,423
Total	$522,270	$118,536	$1,335	$—	$642,141

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

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended June 30,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$(11,140)	$4,207	$(6,933)	$8,648	$(3,257)	$5,391
Reclassification of net (gains) losses to net income	286	(108)	178	(452)	170	(282)
Net unrealized gains (losses)	(10,854)	4,099	(6,755)	8,196	(3,087)	5,109
Net investment hedges:
Unrealized gains (losses) arising during the period	(674)	254	(420)	(1,382)	522	(860)
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	617	—	617	1,399	—	1,399
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(11)	5	(6)	(11)	4	(7)
Total other comprehensive income (loss)	$(10,922)	$4,358	$(6,564)	$8,202	$(2,561)	$5,641

	Six Months Ended June 30,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$(7,001)	$2,644	$(4,357)	$20,514	$(7,725)	$12,789
Reclassification of net (gains) losses to net income	590	(223)	367	(629)	236	(393)
Net unrealized gains (losses)	(6,411)	2,421	(3,990)	19,885	(7,489)	12,396
Net investment hedges:
Unrealized gains (losses) arising during the period	2,914	(1,101)	1,813	(172)	65	(107)
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(3,269)	—	(3,269)	23	—	23
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(23)	9	(14)	(23)	9	(14)
Total other comprehensive income (loss)	$(6,789)	$1,329	$(5,460)	$19,713	$(7,415)	$12,298

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net gains and net losses to net income related to securities available for sale were recorded in gains (losses) on securities, net in the Consolidated Statements of Income. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended June 30, 2015:
Balance, beginning of period	$(6,126)	$4,769	$(8,646)	$197	$(9,806)
Other comprehensive income (loss)	(6,933)	(420)	617	—	(6,736)
Amounts reclassified from accumulated other comprehensive income (loss)	178	—	—	(6)	172
Net other comprehensive income (loss)	(6,755)	(420)	617	(6)	(6,564)
Balance, end of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)
At or For the Three Months Ended June 30, 2014:
Balance, beginning of period	$(19,696)	$1,344	$(2,432)	$228	$(20,556)
Other comprehensive income (loss)	5,391	(860)	1,399	—	5,930
Amounts reclassified from accumulated other comprehensive income (loss)	(282)	—	—	(7)	(289)
Net other comprehensive income (loss)	5,109	(860)	1,399	(7)	5,641
Balance, end of period	$(14,587)	$484	$(1,033)	$221	$(14,915)

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Six Months Ended June 30, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	(4,357)	1,813	(3,269)	—	(5,813)
Amounts reclassified from accumulated other comprehensive income (loss)	367	—	—	(14)	353
Net other comprehensive income (loss)	(3,990)	1,813	(3,269)	(14)	(5,460)
Balance, end of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)
At or For the Six Months Ended June 30, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	12,789	(107)	23	—	12,705
Amounts reclassified from accumulated other comprehensive income (loss)	(393)	—	—	(14)	(407)
Net other comprehensive income (loss)	12,396	(107)	23	(14)	12,298
Balance, end of period	$(14,587)	$484	$(1,033)	$221	$(14,915)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation ("we," "us," "our," "TCF," or the "Company"), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. At June 30, 2015, TCF had 376 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week in all markets and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded through deposit generation, TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses, as well as expanding its junior lien lending business.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 64.5% and 66.5% of TCF's total revenue for the second quarter of 2015 and 2014, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" and "Part II, Item 1A. Risk Factors" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Increasing fee and service charge revenue has been challenging as a result of changing consumer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources and manage credit concentration risk, the Company continues to sell loans, primarily in auto finance and consumer real estate, to generate gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the second quarter and first six months of 2015 and 2014, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 29 cents and 50 cents for the second quarter and first six months of 2015, respectively, compared with diluted earnings per common share of 29 cents and 54 cents for the same periods in 2014. TCF reported net income of $52.3 million and $92.1 million for the second quarter and first six months of 2015, respectively, compared with net income of $53.1 million and $97.9 million for the same periods in 2014.

Return on average assets was 1.10% and 0.98% for the second quarter and first six months of 2015, respectively, compared with 1.17% and 1.09% for the same periods in 2014. Return on average common equity was 9.93% and 8.71% for the second quarter and first six months of 2015, respectively, compared with 10.99% and 10.18% for the same periods in 2014.

Reportable Segment Results

Lending TCF's lending strategy is primarily to originate high credit quality secured loans and leases for investment and for sale. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending's disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company's revenue and net income. Lending generated net income available to common stockholders of $55.0 million and $102.5 million for the second quarter and first six months of 2015, respectively, compared with $50.0 million and $96.5 million for the same periods in 2014.

Lending net interest income totaled $155.9 million and $309.3 million for the second quarter and first six months of 2015, respectively, compared with $149.4 million and $294.2 million for the same periods in 2014. The increases from both periods were primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. The increases were partially offset by lower consumer real estate first mortgage lien balances due to run-off, the troubled debt restructuring ("TDR") loan sale that occurred in the fourth quarter of 2014, and margin compression resulting from the competitive low interest rate environment.

Lending provision for credit losses totaled $11.9 million and $24.6 million for the second quarter and first six months of 2015, respectively, compared with $9.1 million and $23.4 million for the same periods in 2014. The increases from both periods were primarily driven by growth in the auto finance and consumer real estate junior lien portfolios.

Lending non-interest income totaled $60.5 million and $109.1 million for the second quarter and first six months of 2015, respectively, compared with $47.2 million and $98.5 million for the same periods in 2014. The increases from both periods were primarily due to increases in net gains on sales of consumer real estate loans and auto loans and an increase in servicing fee income due to an increase in the portfolio of loans serviced for others.

Lending non-interest expense totaled $114.5 million and $227.0 million for the second quarter and first six months of 2015, respectively, compared with $105.1 million and $210.8 million for the same periods in 2014. The increases from both periods were primarily due to increased staff levels to support the growth of auto finance.

Funding TCF's funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net loss available to common stockholders of $3.4 million and $10.4 million for the second quarter and first six months of 2015, respectively, compared with net income of $2.7 million for both the second quarter and first six months of 2014.

Funding net interest income totaled $50.9 million and $101.7 million for the second quarter and first six months of 2015, respectively, compared with $57.4 million and $114.6 million for the same periods in 2014. The decreases from both periods were primarily due to increased average interest rates on money market accounts and certificates of deposit as a result of deposit campaigns to fund loan and lease growth.

Funding non-interest income totaled $52.9 million and $103.1 million for the second quarter and first six months of 2015, respectively, compared with $56.0 million and $107.6 million for the same periods in 2014. The decreases from both periods were primarily due to a reduction in fees and service charges due to consumer behavior changes, as well as higher average checking account balances per customer.

Funding non-interest expense totaled $108.6 million and $220.4 million for the second quarter and first six months of 2015, respectively, relatively flat to $108.3 million and $216.8 million for the same periods in 2014.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 64.5% and 65.7% of TCF's total revenue for the second quarter and first six months of 2015, compared with 66.5% and 66.3% for the same periods in 2014. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned and the impact of modified loans and leases.

The following table summarizes TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yields and Rates(1)	Average Balance	Interest	Yields and Rates(1)
Assets:
Investments and other	$551,630	$3,216	2.34%	$623,721	$4,054	2.61%
Securities held to maturity	209,834	1,384	2.64	217,477	1,443	2.65
Securities available for sale(2)	573,919	3,566	2.49	408,075	2,805	2.75
Loans and leases held for sale	340,912	7,774	9.15	240,304	5,001	8.35
Loans and leases:
Consumer real estate:
Fixed-rate	2,776,177	39,696	5.73	3,393,788	48,372	5.72
Variable-rate	2,811,510	35,973	5.13	2,710,998	34,757	5.14
Total consumer real estate	5,587,687	75,669	5.43	6,104,786	83,129	5.46
Commercial:
Fixed-rate	1,193,011	14,954	5.03	1,515,353	19,503	5.16
Variable- and adjustable-rate	1,955,261	18,765	3.85	1,615,967	16,151	4.01
Total commercial	3,148,272	33,719	4.30	3,131,320	35,654	4.57
Leasing and equipment finance	3,751,776	43,738	4.66	3,500,647	41,276	4.72
Inventory finance	2,292,481	32,064	5.61	2,061,437	30,482	5.93
Auto finance	2,211,014	22,633	4.11	1,518,194	16,770	4.43
Other	10,734	185	6.92	12,040	230	7.63
Total loans and leases(3)	17,001,964	208,008	4.90	16,328,424	207,541	5.10
Total interest-earning assets	18,678,259	223,948	4.81	17,818,001	220,844	4.97
Other assets(4)	1,211,774			1,123,148
Total assets	$19,890,033			$18,941,149
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,699,668			$1,579,528
Small business	822,683			788,540
Commercial and custodial	497,883			388,562
Total non-interest bearing deposits	3,020,234			2,756,630
Interest-bearing deposits:
Checking	2,422,909	137	0.02	2,363,106	261	0.04
Savings	5,033,329	800	0.06	5,887,133	2,406	0.16
Money market	2,261,567	3,450	0.61	1,019,543	1,098	0.43
Subtotal	9,717,805	4,387	0.18	9,269,782	3,765	0.16
Certificates of deposit	3,116,718	6,693	0.86	2,742,832	5,112	0.75
Total interest-bearing deposits	12,834,523	11,080	0.35	12,012,614	8,877	0.30
Total deposits	15,854,757	11,080	0.28	14,769,244	8,877	0.24
Borrowings:
Short-term borrowings	8,246	12	0.63	220,042	145	0.26
Long-term borrowings	1,236,465	5,960	1.93	1,368,480	4,968	1.45
Total borrowings	1,244,711	5,972	1.92	1,588,522	5,113	1.29
Total interest-bearing liabilities	14,079,234	17,052	0.49	13,601,136	13,990	0.41
Total deposits and borrowings	17,099,468	17,052	0.40	16,357,766	13,990	0.34
Other liabilities	594,352			541,458
Total liabilities	17,693,820			16,899,224
Total TCF Financial Corp. stockholders' equity	2,173,699			2,020,815
Non-controlling interest in subsidiaries	22,514			21,110
Total equity	2,196,213			2,041,925
Total liabilities and equity	$19,890,033			$18,941,149
Net interest income and margin		$206,896	4.44		$206,854	4.65

(1)	Annualized.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)	Includes operating leases.

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yields and Rates(1)	Average Balance	Interest	Yields and Rates(1)
Assets:
Investments and other	$608,303	$6,713	2.22%	$622,277	$8,039	2.60%
Securities held to maturity	210,735	2,789	2.65	179,509	2,407	2.68
Securities available for sale(2)	524,582	6,646	2.53	437,786	5,968	2.73
Loans and leases held for sale	308,709	13,610	8.89	218,210	8,979	8.30
Loans and leases:
Consumer real estate:
Fixed-rate	2,843,979	83,056	5.89	3,446,020	96,904	5.67
Variable-rate	2,795,248	71,189	5.14	2,769,663	70,573	5.14
Total consumer real estate	5,639,227	154,245	5.51	6,215,683	167,477	5.43
Commercial:
Fixed-rate	1,233,186	30,684	5.02	1,537,549	38,999	5.11
Variable- and adjustable-rate	1,917,938	37,014	3.89	1,589,169	32,329	4.10
Total commercial	3,151,124	67,698	4.33	3,126,718	71,328	4.60
Leasing and equipment finance	3,740,691	87,223	4.66	3,467,851	82,055	4.73
Inventory finance	2,201,183	61,756	5.66	1,968,431	57,951	5.94
Auto finance	2,116,604	43,484	4.14	1,423,240	31,557	4.47
Other	11,173	398	7.19	12,654	472	7.52
Total loans and leases(3)	16,860,002	414,804	4.95	16,214,577	410,840	5.10
Total interest-earning assets	18,512,331	444,562	4.83	17,672,359	436,233	4.97
Other assets(4)	1,223,486			1,109,685
Total assets	$19,735,817			$18,782,044
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,673,364			$1,558,414
Small business	813,554			780,229
Commercial and custodial	493,590			387,749
Total non-interest bearing deposits	2,980,508			2,726,392
Interest-bearing deposits:
Checking	2,400,957	288	0.02	2,353,156	522	0.04
Savings	5,088,007	1,901	0.08	6,003,000	4,935	0.17
Money market	2,205,764	7,017	0.64	919,981	1,673	0.37
Subtotal	9,694,728	9,206	0.19	9,276,137	7,130	0.15
Certificates of deposit	3,079,461	12,946	0.85	2,643,639	9,784	0.75
Total interest-bearing deposits	12,774,189	22,152	0.35	11,919,776	16,914	0.29
Total deposits	15,754,697	22,152	0.28	14,646,168	16,914	0.23
Borrowings:
Short-term borrowings	8,124	30	0.75	159,401	225	0.28
Long-term borrowings	1,207,872	11,244	1.87	1,430,941	10,204	1.43
Total borrowings	1,215,996	11,274	1.86	1,590,342	10,429	1.31
Total interest-bearing liabilities	13,990,185	33,426	0.48	13,510,118	27,343	0.41
Total deposits and borrowings	16,970,693	33,426	0.40	16,236,510	27,343	0.34
Other liabilities	591,463			531,806
Total liabilities	17,562,156			16,768,316
Total TCF Financial Corp. stockholders' equity	2,153,851			1,995,373
Non-controlling interest in subsidiaries	19,810			18,355
Total equity	2,173,661			2,013,728
Total liabilities and equity	$19,735,817			$18,782,044
Net interest income and margin		$411,136	4.47		$408,890	4.66

(1)	Annualized.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)	Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $0.9 million, was $206.9 million for the second quarter of 2015, consistent with the same period of 2014.

Net interest income, including the impact of tax-equivalent adjustments of $1.7 million, was $411.1 million for the first six months of 2015, an increase of 0.5% from $408.9 million for the same period of 2014. This increase was primarily driven by higher average loan and lease balances in the auto finance and inventory finance portfolios, partially offset by lower first mortgage consumer real estate loan balances due to run-off and the TDR loan sale that occurred in the fourth quarter of 2014.

Net interest margin was 4.44% and 4.65% for the second quarter of 2015 and 2014, respectively. Net interest margin was 4.47% and 4.66% for the first six months of 2015 and 2014, respectively. The decreases from both periods were primarily due to margin compression resulting from the competitive low interest rate environment as well as a higher total deposit rate to incrementally fund the balance sheet growth at market rates.

Provision for Credit Losses  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, the portfolios' overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values and prevailing economic conditions.

The following tables summarize the composition of TCF's provision for credit losses for the second quarter and first six months of 2015 and 2014.

	Three Months Ended June 30,				Change
(Dollars in thousands)	2015		2014		$	%
Consumer real estate	$5,061	40.4%	$4,106	41.4%	$955	23.3%
Commercial	(302)	(2.4)	(1,168)	(11.8)	866	74.1
Leasing and equipment finance	1,218	9.7	1,534	15.5	(316)	(20.6)
Inventory finance	(951)	(7.6)	(752)	(7.6)	(199)	(26.5)
Auto finance	7,096	56.6	5,521	55.7	1,575	28.5
Other	406	3.3	668	6.8	(262)	(39.2)
Total	$12,528	100.0%	$9,909	100.0%	$2,619	26.4

	Six Months Ended June 30,				Change
(Dollars in thousands)	2015		2014		$	%
Consumer real estate	$7,880	31.1%	$11,185	45.8%	$(3,305)	(29.5)%
Commercial	(69)	(0.3)	(1,048)	(4.3)	979	93.4
Leasing and equipment finance	1,584	6.3	2,173	8.9	(589)	(27.1)
Inventory finance	2,081	8.2	925	3.8	1,156	125.0
Auto finance	13,436	53.1	10,348	42.4	3,088	29.8
Other	407	1.6	818	3.4	(411)	(50.2)
Total	$25,319	100.0%	$24,401	100.0%	$918	3.8

TCF provided $12.5 million and $25.3 million for credit losses during the second quarter and first six months of 2015, respectively, compared with $9.9 million and $24.4 million for the same periods in 2014. The increases from both periods were primarily due to an increase in the auto finance reserve requirements due to growth in the portfolio.

Net loan and lease charge-offs for the second quarter and first six months of 2015 were $17.5 million, or 0.41% (annualized) of average loans and leases, and $29.0 million or 0.34% (annualized) of average loans and leases, respectively, compared with $18.4 million, or 0.45% (annualized), and $35.8 million, or 0.44% (annualized), for the same periods in 2014. The decreases from both periods were primarily due to improved credit quality in the consumer real estate and commercial portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 35.5% and 34.3% of total revenues for the second quarter and first six months of 2015, respectively, compared with 33.5% and 33.7% for the same periods in 2014, and is an important factor in TCF's results of operations. Total fees and other revenue were $113.5 million and $214.2 million for the second quarter and first six months of 2015, respectively, compared with $103.2 million and $206.3 million for the same periods in 2014.

Fees and Service Charges  Fees and service charges totaled $36.3 million and $70.3 million for the second quarter and first six months of 2015, respectively, compared with $38.0 million and $74.7 million for the same periods in 2014. The decreases from both periods were primarily due to consumer behavior changes, as well as higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.9 million and $26.8 million for the second quarter and first six months of 2015, respectively, compared with $13.2 million and $25.5 million for the same periods in 2014. The increases from both periods were primarily due to increased transaction volume.

TCF is the 17th largest issuer of Visa® consumer debit cards and the 17th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended March 31, 2015, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF's customers. Card revenue represented 24.9% of banking fee revenue for both the second quarter and first six months of 2015, compared with 23.2% and 22.9% for the same periods in 2014.

Gains on Sales of Auto Loans, Net  TCF sold $436.4 million and $639.9 million of auto loans and recognized net gains of $11.2 million and $17.9 million for the second quarter and first six months of 2015, respectively, compared with sales of $220.2 million and $481.9 million of auto loans with recognized net gains of $7.4 million and $16.2 million for the same periods in 2014. The auto loans sold for the second quarter of 2015 related to the execution of the Company's second auto loan securitization.

Gains on Sales of Consumer Real Estate Loans, Net  TCF sold $364.9 million and $629.3 million of consumer real estate loans, the majority of which are junior lien loans, and recognized net gains of $11.8 million and $20.0 million for the second quarter and first six months of 2015, respectively, compared with sales of $224.2 million and $571.6 million with recognized net gains of $8.1 million and $19.7 million for the same periods in 2014. Included in consumer real estate loans sold was $74.5 million and $136.3 million of first mortgage loans related to the correspondent lending program for the second quarter and first six months of 2015, respectively, resulting in net gains of $1.6 million and $3.0 million in each respective period. There were no sales of correspondent lending loans during the second quarter and first six months of 2014.

Servicing Fee Income  Servicing fee income totaled $7.2 million and $14.6 million for the second quarter and first six months of 2015, respectively, compared with $4.9 million and $9.2 million for the same periods in 2014. The increases from both periods were primarily due to an increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. Total loans and leases serviced for others was $3.9 billion as of June 30, 2015, compared with $2.6 billion as of June 30, 2014.

Non-interest Expense  Non-interest expense totaled $223.1 million and $449.9 million for the second quarter and first six months of 2015, compared with $213.2 million and $430.3 million for the same periods in 2014.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $116.2 million and $232.0 million for the second quarter and first six months of 2015, compared with $109.7 million and $224.8 million for the same periods in 2014. The increases from both periods were primarily due to the increased staff levels to support the growth of auto finance.

FDIC Insurance  FDIC insurance expense totaled $4.9 million and $10.3 million for the second quarter and first six months of 2015, compared with $7.6 million and $15.2 million for the same periods in 2014. The decreases from both periods were due to a lower assessment rate primarily as a result of the TDR loan sale that occurred in the fourth quarter of 2014 and improved credit metrics.

Income Taxes  Income tax expense totaled $28.9 million for the second quarter of 2015, or 34.5% of income before income tax expense, compared with $31.4 million, or 36.1% for the same period in 2014. Income tax expense totaled $51.7 million for the first six months of 2015, or 34.9% of income before income tax expense, compared with $58.0 million, or 36.2% for the same period in 2014.

Consolidated Financial Condition Analysis

Loans and Leases  Total loans and leases were $16.9 billion at June 30, 2015, an increase of 2.9%, from $16.4 billion at December 31, 2014, primarily driven by growth in the auto finance and inventory finance portfolios.

Consumer Real Estate The consumer real estate portfolio consisted of $2.9 billion and $2.7 billion of first mortgage lien loans and junior lien loans, respectively, at June 30, 2015, a decrease of 8.7% and an increase of 5.3%, respectively, from $3.1 billion and $2.5 billion, respectively, at December 31, 2014. At June 30, 2015, 51.2% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 47.7% at December 31, 2014. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate lending portfolio was 731 and 734 as of June 30, 2015 and December 31, 2014, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 731 and 730 as of June 30, 2015 and December 31, 2014, respectively. Outstanding balances on consumer real estate lines of credit were $2.5 billion and $2.3 billion at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, 54.2% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of 0.04%.

Commercial Real Estate and Business Lending The commercial real estate and business lending portfolio consisted of $2.5 billion and $0.6 billion of commercial real estate loans and commercial business loans, respectively, at June 30, 2015, a decrease of 3.4% and an increase 8.1%, respectively, from $2.6 billion and $0.5 billion, respectively, at December 31, 2014. At June 30, 2015, 87.1% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.3% at December 31, 2014. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both June 30, 2015 and December 31, 2014. Variable and adjustable-rate loans represented 63.3% of the total commercial loans outstanding at June 30, 2015, compared with 58.3% at December 31, 2014.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.0 billion of leases and $1.8 billion of loans as of June 30, 2015 compared with $1.9 billion of leases and $1.8 billion of loans at December 31, 2014. The uninstalled backlog of approved transactions was $526.4 million at June 30, 2015, compared with $418.0 million at December 31, 2014.

Inventory Finance Inventory finance loans totaled $2.1 billion at June 30, 2015, an increase of 12.2% from $1.9 billion at December 31, 2014, primarily due to seasonal inventory increases within lawn and garden, combined with growth in the powersports and other segments as our dealers continue to experience growth in their businesses.

Auto Finance Auto finance loans totaled $2.3 billion at June 30, 2015, an increase of 20.2% from $1.9 billion at December 31, 2014. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states and more than 11,000 active dealers at June 30, 2015, compared with more than 10,500 active dealers at December 31, 2014. The auto finance portfolio consisted of 25.2% new car loans and 74.8% used car loans at June 30, 2015, compared with 25.4% and 74.6%, respectively, at December 31, 2014. The average original FICO score for the held for investment auto finance portfolio was 725 and 724 at June 30, 2015 and December 31, 2014, respectively.

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

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Loans and Leases Balance	Percentage of Portfolio	Loans and Leases Balance	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$9,505	0.38%	$13,370	0.49%
Junior lien	1,995	0.08	2,091	0.08
Total consumer real estate	11,500	0.22	15,461	0.30
Commercial	1	—	—	—
Leasing and equipment finance	2,421	0.06	2,549	0.07
Inventory finance	95	—	75	—
Auto finance	2,470	0.11	4,263	0.22
Other	25	0.11	—	—
Subtotal	16,512	0.10	22,348	0.14
Delinquencies in acquired portfolios	735	0.28	88	0.03
Total	$17,247	0.10	$22,436	0.14

Loan Modifications  The following table provides a summary of accruing TDR loans.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Consumer real estate	$110,318	$111,933
Commercial	44,494	80,375
Leasing and equipment finance	898	924
Inventory finance	3	527
Auto finance	33	—
Other	19	89
Total	$155,765	$193,848
Over 60-day delinquency as a percentage of total accruing TDR loans	1.05%	1.39%

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

Under consumer real estate programs, TCF typically reduces a customer's contractual payments through reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 60% of the original contractual interest due on accruing consumer real estate TDR loans during the second quarter of 2015, yielding 4.1%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At June 30, 2015, 82.1% of total commercial TDR loans were accruing and TCF recognized more than 87% of the original contractual interest due on accruing commercial TDR loans during the second quarter of 2015. At June 30, 2015, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. When utilizing this multiple note structure, the first note is always classified as a TDR loan. Under TCF policy, the first note is established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At June 30, 2015, one TDR loan restructured as multiple notes with a combined total contractual balance of $11.1 million and a remaining book balance of $10.6 million is included in the preceding table.

See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Consumer real estate:
First mortgage lien	$131,095	$137,790
Junior lien	36,759	35,481
Total consumer real estate	167,854	173,271
Commercial:
Commercial real estate	16,758	24,554
Commercial business	354	481
Total commercial	17,112	25,035
Leasing and equipment finance	11,440	12,670
Inventory finance	2,896	2,082
Auto finance	6,405	3,676
Other	3	—
Total non-accrual loans and leases	205,710	216,734
Other real estate owned	58,007	65,650
Total non-accrual loans and leases and other real estate owned	$263,717	$282,384

Non-accrual loans and leases as a percentage of total loans and leases	1.22%	1.32%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.56	1.71

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	75.89	75.75

The following table summarizes TCF's non-accrual TDR loans included in the table above.

(In thousands)	At June 30, 2015	At December 31, 2014
Consumer real estate	$84,285	$87,685
Commercial	9,678	11,265
Leasing and equipment finance	1,553	1,953
Inventory finance	—	37
Auto finance	5,596	3,676
Total	$101,112	$104,616

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

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2015 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$171,561	$24,435	$12,103	$9,460	$4,584	$—	$222,143
Additions	33,482	—	3,465	1,084	2,808	7	40,846
(Charge-offs) recoveries	(9,316)	(2,577)	(1,319)	(486)	(360)	8	(14,050)
Transfers to other assets	(15,639)	(165)	(903)	(874)	(157)	—	(17,738)
Return to accrual status	(5,958)	—	(90)	(4,250)	—	—	(10,298)
Payments received	(6,363)	(4,228)	(1,816)	(2,654)	(470)	(12)	(15,543)
Sales	—	(353)	—	—	—	—	(353)
Other, net	87	—	—	616	—	—	703
Balance, end of period	$167,854	$17,112	$11,440	$2,896	$6,405	$3	$205,710

	At or For the Six Months Ended June 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734
Additions	66,154	4,704	7,663	9,473	4,492	7	92,493
(Charge-offs) recoveries	(15,414)	(3,449)	(2,790)	(833)	(501)	16	(22,971)
Transfers to other assets	(31,740)	(245)	(1,132)	(1,123)	(279)	—	(34,519)
Return to accrual status	(13,384)	—	(308)	(4,274)	—	—	(17,966)
Payments received	(11,325)	(6,483)	(4,663)	(3,043)	(983)	(20)	(26,517)
Sales	—	(2,603)	—	—	—	—	(2,603)
Other, net	292	153	—	614	—	—	1,059
Balance, end of period	$167,854	$17,112	$11,440	$2,896	$6,405	$3	$205,710

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At June 30, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,281,200	$67,563	$27,412	$—	$5,376,175	$167,854	$5,544,029
Commercial	3,003,430	38,559	53,243	—	3,095,232	17,112	3,112,344
Leasing and equipment finance	3,757,822	10,919	11,034	—	3,779,775	11,440	3,791,215
Inventory finance	1,837,650	110,749	154,792	—	2,103,191	2,896	2,106,087
Auto finance	2,291,273	33	4,003	—	2,295,309	6,405	2,301,714
Other	21,825	—	24	—	21,849	3	21,852
Total loans and leases	$16,193,200	$227,823	$250,508	$—	$16,671,531	$205,710	$16,877,241
Percent of total loans and leases	96.0%	1.3%	1.5%	—%	98.8%	1.2%	100.0%

	At December 31, 2014
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,395,103	$69,811	$44,179	$—	$5,509,093	$173,271	$5,682,364
Commercial	3,033,992	46,935	51,703	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,704,565	16,539	11,548	—	3,732,652	12,670	3,745,322
Inventory finance	1,661,701	90,413	122,894	—	1,875,008	2,082	1,877,090
Auto finance	1,906,740	—	4,645	—	1,911,385	3,676	1,915,061
Other	24,136	8	—	—	24,144	—	24,144
Total loans and leases	$15,726,237	$223,706	$234,969	$—	$16,184,912	$216,734	$16,401,646
Percent of total loans and leases	95.9%	1.4%	1.4%	—%	98.7%	1.3%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $456.2 million at June 30, 2015, an increase of $4.5 million from December 31, 2014, primarily due to an increase in inventory finance classified loans, partially offset by a decrease in consumer real estate classified loans and a decrease in total non-accrual loans. Included in the table above in the non-accrual column are $52.8 million and $50.0 million of consumer real estate loans discharged in Chapter 7 bankruptcy that were not reaffirmed at June 30, 2015 and December 31, 2014, respectively.

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

The Company considers the allowance for loan and lease losses of $156.1 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2015. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Allowance	Percentage of Portfolio	Allowance	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$50,503	1.76%	$55,319	1.76%
Junior lien	24,184	0.90	30,042	1.18
Consumer real estate	74,687	1.35	85,361	1.50
Commercial:
Commercial real estate	22,321	0.88	24,616	0.94
Commercial business	7,884	1.37	6,751	1.27
Total commercial	30,205	0.97	31,367	0.99
Leasing and equipment finance	17,669	0.47	18,446	0.49
Inventory finance	10,879	0.52	10,020	0.53
Auto finance	22,061	0.96	18,230	0.95
Other	614	2.81	745	3.09
Total allowance for loan and lease losses	156,115	0.93	164,169	1.00
Other credit loss reserves:
Reserves for unfunded commitments	983	N.A.	943	N.A.
Total credit loss reserves	$157,098	0.93	$165,112	1.01
N.A. Not Applicable.

At June 30, 2015, the allowance as a percent of total loans and leases decreased to 0.93%, compared with 1.00% at December 31, 2014. The decrease was driven by improved home values and charge-offs of previously reserved consumer real estate loan balances.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At June 30, 2015	At December 31, 2014
Other real estate owned:(1)
Consumer real estate	$44,336	$44,932
Commercial real estate	13,671	20,718
Total other real estate owned	58,007	65,650
Repossessed and returned assets	7,370	3,525
Total other real estate owned and repossessed and returned assets	$65,377	$69,175

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 294 owned properties and 129 foreclosed properties subject to redemption at June 30, 2015, compared with 277 owned properties and 146 foreclosed properties subject to redemption at December 31, 2014. The increase in owned properties from December 31, 2014 resulted from the addition of 317 properties, partially offset by sales of 300 properties. The average length of time of consumer real estate properties sold during the second quarter of 2015 was approximately 4.9 months from the date the properties were listed for sale. Consumer real estate loans in process of foreclosure were $47.5 million and $53.7 million at June 30, 2015 and December 31, 2014, respectively.

The changes in the amount of other real estate owned for the second quarter and first six months of 2015 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,363	$18,035	$62,398
Transferred in, net of charge-offs	15,193	166	15,359
Sales	(14,404)	(2,760)	(17,164)
Write-downs	(2,311)	(1,692)	(4,003)
Other, net	1,495	(78)	1,417
Balance, end of period	$44,336	$13,671	$58,007

	At or For the Six Months Ended June 30, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,932	$20,718	$65,650
Transferred in, net of charge-offs	30,626	246	30,872
Sales	(28,192)	(4,371)	(32,563)
Write-downs	(4,586)	(2,841)	(7,427)
Other, net	1,556	(81)	1,475
Balance, end of period	$44,336	$13,671	$58,007

Liquidity Management Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

TCF Bank had $552.9 million and $767.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2015 and December 31, 2014, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.3 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. Primarily for contingency purposes, TCFCFC maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At June 30, 2015, TCFCFC had $4.0 million (USD) outstanding under the line of credit with the counterparty.

Deposits  Deposits totaled $15.8 billion at June 30, 2015, an increase of $0.4 billion, or 2.4%, from December 31, 2014, primarily due to special campaigns for money market accounts and certificates of deposit.

Checking, savings and money market deposits are an important source of low interest cost funds for TCF. These deposits totaled $12.6 billion at June 30, 2015, an increase of $0.2 billion from December 31, 2014, and comprised 79.8% of total deposits at June 30, 2015, compared with 80.3% of total deposits at December 31, 2014. The average balance of these types of deposits for both the second quarter and first six months of 2015 was $12.7 billion, an increase of $0.7 billion from the $12.0 billion average balance for both the second quarter and first six months of 2014.

Certificates of deposit totaled $3.2 billion at June 30, 2015, compared with $3.0 billion at December 31, 2014.

Non-interest bearing checking represented 19.0% of total deposits at June 30, 2015, compared with 18.3% at December 31, 2014. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.28% at June 30, 2015, compared with 0.26% at December 31, 2014. The increase was primarily due to increased average rates resulting from promotions for money market accounts and certificates of deposit.

Borrowings  Borrowings totaled $1.2 billion at both June 30, 2015 and December 31, 2014. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. At June 30, 2015, TCF had $2.6 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

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

See Note 7 and Note 8 of Notes to Consolidated Financial Statements, Short-term Borrowings and Long-term Borrowings, respectively, for additional information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF's capital levels are managed in such a manner that all regulatory capital requirements for well-capitalized banks and bank holding companies are exceeded. At June 30, 2015 and December 31, 2014, regulatory capital for TCF and TCF Bank exceeded their respective regulatory capital requirements. See Note 9 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

Preferred Stock  At June 30, 2015, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)("Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At June 30, 2015, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share ("Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity  Total equity at June 30, 2015 was $2.2 billion, or 11.2% of total assets, compared with $2.1 billion, or 11.0% of total assets, at December 31, 2014. Dividends to common stockholders on a per share basis totaled 5 cents for the quarters ended June 30, 2015 and 2014. TCF's common dividend payout ratio was 17.2% for both the quarters ended June 30, 2015 and 2014. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2015, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Tangible common equity at June 30, 2015 was $1.7 billion, or 8.72% of total tangible assets, compared with $1.6 billion, or 8.50% of total tangible assets, at December 31, 2014. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provides investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Computation of tangible common equity to tangible assets:
Total equity	$2,222,022	$2,135,364
Less: Non-controlling interest in subsidiaries	19,511	13,715
Total TCF Financial Corporation stockholders' equity	2,202,511	2,121,649
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	3,909	4,641
Tangible common equity	$1,709,722	$1,628,128

Total assets	$19,826,350	$19,394,611
Less:
Goodwill	225,640	225,640
Other intangibles	3,909	4,641
Tangible assets	$19,596,801	$19,164,330
Tangible common equity to tangible assets	8.72%	8.50%

Recent Accounting Developments

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to Accounting Standards Codification 820, Fair Value Measurement. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which updates guidance about whether a cloud computing arrangement includes a software license and how to account for those software licenses. The adoption of this ASU will be required on either a retrospective or prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, under the heading "Risk Factors," the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Branching Risk; Growth Risks.  Adverse developments affecting TCF's supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF's balance sheet through new or expanded programs or opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change, including the failure to develop and maintain technology necessary to satisfy customer demands. Ability to attract and retain employees given competitive conditions and the impact of consolidating facilities.

Litigation Risks.  Results of litigation or government enforcement actions, including class action litigation or enforcement actions concerning TCF's lending or deposit activities, including account servicing processes or fees or charges, or employment practices; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk, and operational risk, the Company considers interest rate risk to be one of its more significant market risks. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).

TCF's management Asset & Liability Committee ("ALCO") manages TCF's interest rate risk based on interest rate expectations and other factors. The principal objective of TCF's management asset and liability activities is to provide maximum levels of net interest income and facilitate the funding needs of the Company, while maintaining acceptable levels of interest rate risk and liquidity risk.

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings and events outside management's control, such as consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, consumer behavior and management strategies, among other factors. TCF performs various sensitivity analyses on assumptions of new loan spreads, prepayment rates, basis risk, deposit attrition and deposit re-pricing.

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income
(Dollars in millions)	June 30, 2015		December 31, 2014
Immediate Change in Interest Rates:
+200 basis points	$87.0	10.5%	$73.6	8.9%
+100 basis points	46.7	5.6	39.4	4.7

As of June 30, 2015, 53.2% of TCF's loan and lease balances will reprice or are expected to pay down in the next 12 months and 63.6% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits should enable TCF to increase net interest income when interest rates rise.

Management also uses economic value of equity ("EVE") and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Interest rate gap is the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF's disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1 to April 30, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	34,711	$15.63	N.A.	N.A.
May 1 to May 31, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	3,668	$15.62	N.A.	N.A.
June 1 to June 30, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	13,561	$17.06	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	51,940	$16.00	N.A.	N.A.
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

(2)
Represents restricted stock withheld pursuant to the terms of awards granted on or prior to April 22, 2015 under the TCF Financial Incentive Stock Program to offset tax withholding obligations that occur upon vesting and release of restricted stock. The TCF Financial Incentive Stock Program provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 61 of this report.

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

Dated: August 5, 2015

TCF FINANCIAL CORPORATION
INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

3.2	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.2 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]
10.1	TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]
10.2
Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10.3
Form of Performance-Based Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10.4
Form of Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.4 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10.5
Form of Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.5 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10.6
2015 Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan entered into by certain executives [incorporated by reference to Exhibit 10.6 to TCF Financial Corporation's Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein