Form 10-Q
period 2015-09-30
TCF FINANCIAL CORP
filed 2015-11-04
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2015
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
Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 28, 2015
Common Stock, $.01 par value	169,574,268 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At September 30, 2015	At December 31, 2014
	(Unaudited)
Assets:
Cash and due from banks	$786,064	$1,115,250
Investments	76,543	85,492
Securities held to maturity	204,129	214,454
Securities available for sale	782,995	463,294
Loans and leases held for sale	116,155	132,266
Loans and leases:
Consumer real estate:
First mortgage lien	2,724,594	3,139,152
Junior lien	2,889,120	2,543,212
Total consumer real estate	5,613,714	5,682,364
Commercial	3,112,325	3,157,665
Leasing and equipment finance	3,873,581	3,745,322
Inventory finance	2,153,385	1,877,090
Auto finance	2,427,367	1,915,061
Other	20,674	24,144
Total loans and leases	17,201,046	16,401,646
Allowance for loan and lease losses	(153,962)	(164,169)
Net loans and leases	17,047,084	16,237,477
Premises and equipment, net	445,041	436,361
Goodwill	225,640	225,640
Other assets	442,285	484,377
Total assets	$20,125,936	$19,394,611
Liabilities and Equity:
Deposits:
Checking	$5,378,024	$5,195,243
Savings	4,774,766	5,212,320
Money market	2,293,390	1,993,130
Certificates of deposit	3,612,253	3,049,189
Total deposits	16,058,433	15,449,882
Short-term borrowings	36,509	4,425
Long-term borrowings	1,184,166	1,232,065
Total borrowings	1,220,675	1,236,490
Accrued expenses and other liabilities	573,681	572,875
Total liabilities	17,852,789	17,259,247
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
169,473,142 and 167,503,568 shares issued, respectively	1,695	1,675
Additional paid-in capital	846,243	817,130
Retained earnings, subject to certain restrictions	1,205,179	1,099,914
Accumulated other comprehensive income (loss)	(11,267)	(10,910)
Treasury stock at cost, 42,566 shares, and other	(50,443)	(49,400)
Total TCF Financial Corporation stockholders' equity	2,254,647	2,121,649
Non-controlling interest in subsidiaries	18,500	13,715
Total equity	2,273,147	2,135,364
Total liabilities and equity	$20,125,936	$19,394,611

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2015	2014	2015	2014
Interest income:
Loans and leases	$207,250	$205,604	$620,390	$614,929
Securities available for sale	4,161	2,973	10,784	8,941
Securities held to maturity	1,361	1,445	4,150	3,852
Investments and other	10,832	9,681	31,155	26,699
Total interest income	223,604	219,703	666,479	654,421
Interest expense:
Deposits	12,302	10,711	34,454	27,625
Borrowings	6,032	4,812	17,306	15,241
Total interest expense	18,334	15,523	51,760	42,866
Net interest income	205,270	204,180	614,719	611,555
Provision for credit losses	10,018	15,739	35,337	40,140
Net interest income after provision for credit losses	195,252	188,441	579,382	571,415
Non-interest income:
Fees and service charges	36,991	40,255	107,258	114,909
Card revenue	13,803	12,994	40,606	38,493
ATM revenue	5,739	5,863	16,401	16,976
Subtotal	56,533	59,112	164,265	170,378
Gains on sales of auto loans, net	10,423	14,863	27,444	30,603
Gains on sales of consumer real estate loans, net	7,143	8,762	27,860	28,619
Servicing fee income	8,049	5,880	22,607	15,079
Subtotal	25,615	29,505	77,911	74,301
Leasing and equipment finance	27,165	24,383	75,774	69,432
Other	3,070	3,170	8,657	8,341
Fees and other revenue	112,383	116,170	326,607	322,452
Gains (losses) on securities, net	(131)	(94)	(268)	1,047
Total non-interest income	112,252	116,076	326,339	323,499
Non-interest expense:
Compensation and employee benefits	116,708	112,393	348,682	337,146
Occupancy and equipment	34,159	34,121	107,138	103,276
FDIC insurance	4,832	7,292	15,089	22,480
Operating lease depreciation	9,485	7,434	25,801	20,274
Advertising and marketing	5,793	5,656	17,466	17,797
Other	45,750	47,888	139,770	131,841
Subtotal	216,727	214,784	653,946	632,814
Foreclosed real estate and repossessed assets, net	5,680	5,315	18,253	17,126
Other credit costs, net	(123)	(411)	(39)	79
Total non-interest expense	222,284	219,688	672,160	650,019
Income before income tax expense	85,220	84,829	233,561	244,895
Income tax expense	30,528	30,791	82,258	88,755
Income after income tax expense	54,692	54,038	151,303	156,140
Income attributable to non-controlling interest	2,117	1,721	6,672	5,941
Net income attributable to TCF Financial Corporation	52,575	52,317	144,631	150,199
Preferred stock dividends	4,847	4,847	14,541	14,541
Net income available to common stockholders	$47,728	$47,470	$130,090	$135,658
Net income per common share:
Basic	$0.29	$0.29	$0.79	$0.83
Diluted	$0.29	$0.29	$0.78	$0.83

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to TCF Financial Corporation	$52,575	$52,317	$144,631	$150,199
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	9,972	(862)	2,971	19,652
Reclassification of net (gains) losses to net income	281	254	871	(375)
Net investment hedges:
Unrealized gains (losses) arising during the period	2,858	1,849	5,772	1,677
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	(3,049)	(2,066)	(6,318)	(2,043)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	(12)	(35)	(35)
Income tax (expense) benefit	(4,947)	(464)	(3,618)	(7,879)
Total other comprehensive income (loss)	5,103	(1,301)	(357)	10,997
Comprehensive income	$57,678	$51,016	$144,274	$161,196

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income attributable to TCF Financial Corporation	—	—	—	—	—	150,199	—	—	150,199	5,941	156,140
Other comprehensive income (loss)	—	—	—	—	—	—	10,997	—	10,997	—	10,997
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(2,887)	(2,887)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(24,512)	—	—	(24,512)	—	(24,512)
Grants of restricted stock	—	1,110,706	—	11	(11)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,109,887	—	11	17,791	—	—	—	17,802	—	17,802
Cancellation of shares of restricted stock	—	(70,790)	—	(1)	(326)	—	—	—	(327)	—	(327)
Cancellation of common shares for tax withholding	—	(200,943)	—	(2)	(3,260)	—	—	—	(3,262)	—	(3,262)
Net amortization of stock compensation	—	—	—	—	7,141	—	—	—	7,141	—	7,141
Exercise of stock options	—	47,000	—	1	739	—	—	—	740	—	740
Stock compensation tax (expense) benefit	—	—	—	—	1,382	—	—	—	1,382	—	1,382
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	6,681	—	—	(6,681)	—	—	—
Balance, September 30, 2014	4,006,900	167,160,721	$263,240	$1,672	$809,778	$1,088,992	$(16,216)	$(48,879)	$2,098,587	$14,845	$2,113,432

Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income attributable to TCF Financial Corporation	—	—	—	—	—	144,631	—	—	144,631	6,672	151,303
Other comprehensive income (loss)	—	—	—	—	—	—	(357)	—	(357)	—	(357)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(1,887)	(1,887)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(24,825)	—	—	(24,825)	—	(24,825)
Grants of restricted stock	—	753,054	—	8	(8)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,219,012	—	12	19,261	—	—	—	19,273	—	19,273
Cancellation of shares of restricted stock	—	(133,822)	—	(1)	(540)	—	—	—	(541)	—	(541)
Cancellation of common shares for tax withholding	—	(68,670)	—	(1)	(1,093)	—	—	—	(1,094)	—	(1,094)
Net amortization of stock compensation	—	—	—	—	7,520	—	—	—	7,520	—	7,520
Exercise of stock options	—	200,000	—	2	2,568	—	—	—	2,570	—	2,570
Stock compensation tax (expense) benefit	—	—	—	—	362	—	—	—	362	—	362
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,043	—	—	(1,043)	—	—	—
Balance, September 30, 2015	4,006,900	169,473,142	$263,240	$1,695	$846,243	$1,205,179	$(11,267)	$(50,443)	$2,254,647	$18,500	$2,273,147
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$144,631	$150,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	35,337	40,140
Depreciation and amortization	111,284	95,428
Proceeds from sales of loans and leases held for sale	751,200	373,429
Gains on sales of assets, net	(62,256)	(60,784)
Net income attributable to non-controlling interest	6,672	5,941
Originations of loans held for sale, net of repayments	(704,018)	(451,304)
Net change in other assets and accrued expenses and other liabilities	72,747	66,434
Other, net	(22,915)	(24,007)
Net cash provided by (used in) operating activities	332,682	195,476
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,529,968)	(1,485,383)
Purchases of equipment for lease financing	(752,536)	(654,671)
Proceeds from sales of loans	1,297,979	1,469,077
Proceeds from sales of lease receivables	21,016	22,590
Proceeds from sales of securities	177	2,813
Purchases of securities	(377,432)	(136,341)
Proceeds from maturities of and principal collected on securities	70,485	42,377
Purchases of Federal Home Loan Bank stock	(107,000)	(71,000)
Redemption of Federal Home Loan Bank stock	116,004	80,928
Proceeds from sales of real estate owned	51,017	42,935
Purchases of premises and equipment	(38,455)	(32,988)
Other, net	24,346	21,248
Net cash provided by (used in) investing activities	(1,224,367)	(698,415)
Cash flows from financing activities:
Net change in deposits	599,238	737,299
Net change in short-term borrowings	32,298	(1,534)
Proceeds from long-term borrowings	3,656,133	1,840,008
Payments on long-term borrowings	(3,706,122)	(2,075,047)
Redemption of subordinated debt	—	(50,000)
Net investment by (distribution to) non-controlling interest	(1,887)	(2,887)
Dividends paid on preferred stock	(14,541)	(14,541)
Dividends paid on common stock	(24,825)	(24,512)
Stock compensation tax (expense) benefit	362	1,382
Common shares sold to TCF employee benefit plans	19,273	17,802
Exercise of stock options	2,570	740
Net cash provided by (used in) financing activities	562,499	428,710
Net change in cash and due from banks	(329,186)	(74,229)
Cash and due from banks at beginning of period	1,115,250	915,076
Cash and due from banks at end of period	$786,064	$840,847
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$46,881	$39,864
Income taxes, net	43,119	89,132
Transfer of loans to other assets	80,233	65,704
Transfer of securities available for sale to securities held to maturity	—	191,665
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2014, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Accounting policies in effect at December 31, 2014 remain significantly unchanged and have been followed similarly as in previous periods.

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

Note 2.  Cash and Due from Banks

At September 30, 2015 and December 31, 2014, TCF Bank was required by Federal Reserve regulations to maintain reserves of $93.3 million and $98.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF also retains cash balances for collateral on certain borrowings, forward foreign exchange contracts and interest rate contracts. TCF maintained restricted cash totaling $69.7 million and $67.8 million at September 30, 2015 and December 31, 2014, respectively.

TCF had cash held in interest-bearing accounts of $521.2 million and $842.1 million at September 30, 2015 and December 31, 2014, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At September 30, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$615,798	$3,318	$886	$618,230	$461,575	$2,405	$741	$463,239
Other	38	—	—	38	55	—	—	55
Obligations of states and political subdivisions	162,524	2,207	4	164,727	—	—	—	—
Total securities available for sale	$778,360	$5,525	$890	$782,995	$461,630	$2,405	$741	$463,294
Weighted-average yield	2.36%				2.62%
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$199,552	$8,011	$131	$207,432	$209,538	$7,988	$109	$217,417
Other securities	4,577	—	—	4,577	4,916	—	—	4,916
Total securities held to maturity	$204,129	$8,011	$131	$212,009	$214,454	$7,988	$109	$222,333
Weighted-average yield	2.65%				2.64%

During the three and nine months ended September 30, 2015, TCF sold $0.2 million of securities available for sale and received cash proceeds of $0.2 million. Gross realized gains of $29 thousand and $1.2 million were recognized on sales of securities available for sale during the third quarter and first nine months of 2014, respectively. At September 30, 2015 and December 31, 2014, mortgage-backed securities with a carrying value of $42.4 million and $8.2 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the first nine months of 2015 and 2014. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

There were no transfers from securities available for sale to securities held to maturity during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent and ability to hold these securities to maturity. At September 30, 2015 and December 31, 2014, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $15.1 million and $16.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. Other held to maturity securities consist primarily of non-trading mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act. During the nine months ended September 30, 2015 and 2014, TCF recorded an impairment charge of $0.3 million and $0.1 million, respectively, on held to maturity securities, which had a carrying value of $4.6 million and $5.0 million, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$230,174	$886	$—	$—	$230,174	$886
Obligations of states and political subdivisions	841	4	—	—	841	4
Total securities available for sale	$231,015	$890	$—	$—	$231,015	$890

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$4,055	$38	$1,855	$93	$5,910	$131
Total securities held to maturity	$4,055	$38	$1,855	$93	$5,910	$131

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$—	$198,550	$741	$198,550	$741
Total securities available for sale	$—	$—	$198,550	$741	$198,550	$741

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,602	$109	$—	$—	$2,602	$109
Total securities held to maturity	$2,602	$109	$—	$—	$2,602	$109

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by contractual maturity at September 30, 2015 and December 31, 2014 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay. Yields on securities have not been adjusted for tax exempt status.

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Securities available for sale:
Due in one year or less	$2	$2	9.00%	$4	$4	11.63%
Due in 1-5 years	43	43	3.24	76	76	4.53
Due in 5-10 years	220,673	223,617	2.05	86,806	87,594	1.93
Due after 10 years	557,642	559,333	2.48	374,744	375,620	2.78
Total securities available for sale	$778,360	$782,995	2.36	$461,630	$463,294	2.62

Securities held to maturity:
Due in one year or less	$100	$100	2.00%	$500	$500	2.00%
Due in 1-5 years	1,700	1,700	2.65	2,500	2,500	3.08
Due in 5-10 years	1,600	1,600	3.25	400	400	3.00
Due after 10 years	200,729	208,609	2.64	211,054	218,933	2.64
Total securities held to maturity	$204,129	$212,009	2.65	$214,454	$222,333	2.64

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	Percent Change
Consumer real estate:
First mortgage lien	$2,724,594	$3,139,152	(13.2)%
Junior lien	2,889,120	2,543,212	13.6
Total consumer real estate	5,613,714	5,682,364	(1.2)
Commercial:
Commercial real estate:
Permanent	2,233,722	2,382,144	(6.2)
Construction and development	328,106	242,111	35.5
Total commercial real estate	2,561,828	2,624,255	(2.4)
Commercial business	550,497	533,410	3.2
Total commercial	3,112,325	3,157,665	(1.4)
Leasing and equipment finance	3,873,581	3,745,322	3.4
Inventory finance	2,153,385	1,877,090	14.7
Auto finance	2,427,367	1,915,061	26.8
Other	20,674	24,144	(14.4)
Total loans and leases(1)	$17,201,046	$16,401,646	4.9

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $55.1 million and $43.4 million at September 30, 2015 and December 31, 2014, respectively.

The consumer real estate junior lien portfolio was comprised of $2.5 billion of home equity lines of credit ("HELOCs") and $363.0 million of amortizing junior lien mortgage loans at September 30, 2015, compared with $2.1 billion and $424.4 million at December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, $1.8 billion and $1.3 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At September 30, 2015 and December 31, 2014, $697.9 million and $816.0 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of September 30, 2015, 18.3% of these loans mature prior to 2021.

The following table summarizes the carrying value of consumer real estate loans and consumer auto loans sold with servicing retained, the cash received, retained interest-only strips and the recognized net gains for the nine months ended September 30, 2015 and 2014. No servicing assets or liabilities related to consumer real estate or consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	For the Nine Months Ended September 30,
(In thousands)	2015		2014
	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans
Sales proceeds, net(1)	$898,387	$1,113,036	$827,831	$989,811
Recorded investment in loans sold, including accrued interest	(878,468)	(1,084,348)	(808,627)	(970,444)
Interest-only strips, initial value	6,948	—	9,135	12,137
Net gains(2)	$26,867	$28,688	$28,339	$31,504

(1)	Includes transaction fees and other sales related costs.

(2)	Excludes subsequent adjustments and valuation adjustments while held for sale.

TCF has two consumer real estate loan sale programs; one that sells nationally originated junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains was $4.7 million on the recorded investment of first mortgage lien loans sold related to the correspondent lending program, including accrued interest, of $212.9 million during the first nine months of 2015. There were no loans sold related to the correspondent lending program during the first nine months of 2014.

Included in the consumer auto loans sold in the table above are amounts related to the execution of securitizations. During the nine months ended September 30, 2015 and 2014, TCF transferred the recorded investment in consumer auto loans, including accrued interest, totaling $880.8 million and $258.6 million, respectively, with servicing retained, to trusts in securitization transactions, received net sales proceeds of $902.8 million and $266.0 million, respectively, and recognized gains of $22.0 million and $7.4 million, respectively, which qualified for sale accounting. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature, however TCF does not have a variable interest in the trusts. Therefore, TCF is not the primary beneficiary of the trusts and they are not consolidated.

Total interest-only strips and the contractual liabilities related to loan sales are shown below.

(In thousands)	At September 30, 2015	At December 31, 2014
Interest-only strips attributable to:
Consumer real estate loan sales	$21,138	$21,198
Consumer auto loan sales	29,561	48,591
Contractual liabilities attributable to:
Consumer real estate loan sales	$723	$563
Consumer auto loan sales	365	699

TCF had no impairment charges on consumer real estate loan interest-only strips for the nine months ended September 30, 2015 and 2014. TCF recorded impairment charges on the consumer auto loan interest-only strips of $0.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively, primarily as a result of higher prepayments than originally assumed.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the nine months ended September 30, 2015 and 2014, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended September 30, 2015:
Balance, beginning of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115
Charge-offs	(6,310)	(487)	(1,583)	(463)	(4,594)	(1,901)	(15,338)
Recoveries	1,832	514	702	319	915	1,115	5,397
Net (charge-offs) recoveries	(4,478)	27	(881)	(144)	(3,679)	(786)	(9,941)
Provision for credit losses	780	(226)	1,389	546	6,750	779	10,018
Other	(660)	—	—	(160)	(1,410)	—	(2,230)
Balance, end of period	$70,329	$30,006	$18,177	$11,121	$23,722	$607	$153,962

At or For the Three Months Ended September 30, 2014:
Balance, beginning of period	$161,349	$31,361	$19,184	$9,539	$13,865	$783	$236,081
Charge-offs	(24,072)	(262)	(2,350)	(548)	(2,958)	(2,448)	(32,638)
Recoveries	1,912	406	1,157	284	494	1,448	5,701
Net (charge-offs) recoveries	(22,160)	144	(1,193)	(264)	(2,464)	(1,000)	(26,937)
Provision for credit losses	6,636	1,785	(391)	411	6,302	996	15,739
Other	(700)	—	—	(130)	(1,395)	—	(2,225)
Balance, end of period	$145,125	$33,290	$17,600	$9,556	$16,308	$779	$222,658

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(27,074)	(3,944)	(5,447)	(1,812)	(12,943)	(5,226)	(56,446)
Recoveries	5,626	2,878	2,205	626	2,253	3,902	17,490
Net (charge-offs) recoveries	(21,448)	(1,066)	(3,242)	(1,186)	(10,690)	(1,324)	(38,956)
Provision for credit losses	8,660	(295)	2,973	2,627	20,186	1,186	35,337
Other	(2,244)	—	—	(340)	(4,004)	—	(6,588)
Balance, end of period	$70,329	$30,006	$18,177	$11,121	$23,722	$607	$153,962

At or For the Nine Months Ended September 30, 2014:
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(51,639)	(5,628)	(5,760)	(898)	(7,682)	(6,343)	(77,950)
Recoveries	5,319	785	2,845	661	1,109	4,523	15,242
Net (charge-offs) recoveries	(46,320)	(4,843)	(2,915)	(237)	(6,573)	(1,820)	(62,708)
Provision for credit losses	17,821	737	1,782	1,336	16,650	1,814	40,140
Other	(2,406)	(71)	—	(135)	(4,392)	—	(7,004)
Balance, end of period	$145,125	$33,290	$17,600	$9,556	$16,308	$779	$222,658

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At September 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$45,884	$29,497	$16,363	$10,910	$21,410	$604	$124,668
Individually evaluated for impairment	24,445	509	1,814	211	2,312	3	29,294
Total	$70,329	$30,006	$18,177	$11,121	$23,722	$607	$153,962
Loans and leases outstanding:
Collectively evaluated for impairment	$5,393,919	$3,035,004	$3,861,455	$2,151,551	$2,419,230	$20,656	$16,881,815
Individually evaluated for impairment	219,795	77,321	12,076	1,834	8,098	18	319,142
Loans acquired with deteriorated credit quality	—	—	50	—	39	—	89
Total	$5,613,714	$3,112,325	$3,873,581	$2,153,385	$2,427,367	$20,674	$17,201,046

	At December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$57,167	$27,594	$16,310	$9,627	$17,046	$741	$128,485
Individually evaluated for impairment	28,194	3,773	2,136	393	1,184	4	35,684
Total	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Loans and leases outstanding:
Collectively evaluated for impairment	$5,462,005	$3,038,378	$3,731,420	$1,874,481	$1,911,267	$24,055	$16,041,606
Individually evaluated for impairment	220,359	119,287	13,763	2,609	3,676	89	359,783
Loans acquired with deteriorated credit quality	—	—	139	—	118	—	257
Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At September 30, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,584,735	$8,612	$904	$2,594,251	$130,343	$2,724,594
Junior lien	2,845,205	2,316	—	2,847,521	41,599	2,889,120
Total consumer real estate	5,429,940	10,928	904	5,441,772	171,942	5,613,714
Commercial:
Commercial real estate	2,543,476	7,467	—	2,550,943	10,885	2,561,828
Commercial business	546,822	1	—	546,823	3,674	550,497
Total commercial	3,090,298	7,468	—	3,097,766	14,559	3,112,325
Leasing and equipment finance	3,855,752	6,988	288	3,863,028	10,197	3,873,225
Inventory finance	2,151,479	117	78	2,151,674	1,711	2,153,385
Auto finance	2,416,861	1,866	903	2,419,630	7,698	2,427,328
Other	20,636	25	10	20,671	3	20,674
Subtotal	16,964,966	27,392	2,183	16,994,541	206,110	17,200,651
Portfolios acquired with deteriorated credit quality	391	—	4	395	—	395
Total	$16,965,357	$27,392	$2,187	$16,994,936	$206,110	$17,201,046

	At December 31, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,987,992	$13,176	$194	$3,001,362	$137,790	$3,139,152
Junior lien	2,505,640	2,091	—	2,507,731	35,481	2,543,212
Total consumer real estate	5,493,632	15,267	194	5,509,093	173,271	5,682,364
Commercial:
Commercial real estate	2,599,701	—	—	2,599,701	24,554	2,624,255
Commercial business	532,929	—	—	532,929	481	533,410
Total commercial	3,132,630	—	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,728,115	2,242	307	3,730,664	12,670	3,743,334
Inventory finance	1,874,933	49	26	1,875,008	2,082	1,877,090
Auto finance	1,907,005	2,785	1,478	1,911,268	3,676	1,914,944
Other	24,144	—	—	24,144	—	24,144
Subtotal	16,160,459	20,343	2,005	16,182,807	216,734	16,399,541
Portfolios acquired with deteriorated credit quality	2,017	83	5	2,105	—	2,105
Total	$16,162,476	$20,426	$2,010	$16,184,912	$216,734	$16,401,646

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Contractual interest due on non-accrual loans and leases	$5,428	$6,720	$15,992	$20,259
Interest income recognized on non-accrual loans and leases	1,021	2,531	3,319	6,411
Unrecognized interest income	$4,407	$4,189	$12,673	$13,848

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged or completed.

(In thousands)	At September 30, 2015	At December 31, 2014
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$28,029	$47,731
60+ days delinquent and accruing	—	247
Non-accrual	19,243	12,284
Total consumer real estate loans to customers in bankruptcy	$47,272	$60,262

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

Total TDR loans at September 30, 2015 and December 31, 2014 were $251.4 million and $298.5 million, respectively, of which $150.2 million and $193.8 million were accruing. TCF held consumer real estate TDR loans of $190.7 million and $199.6 million at September 30, 2015 and December 31, 2014, respectively, of which $107.6 million and $111.9 million were accruing. TCF also held $50.5 million and $91.6 million of commercial TDR loans at September 30, 2015 and December 31, 2014, respectively, of which $40.5 million and $80.4 million were accruing. TDR loans for the remaining classes of finance receivables were not material at September 30, 2015 or December 31, 2014.

Unfunded commitments to commercial and consumer real estate loans classified as TDRs were $1.0 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar year after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. All loans classified as TDR loans are considered to be impaired. During the nine months ended September 30, 2015 and 2014, $9.0 million and $11.1 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and are performing.

The financial effects of TDR loans represent the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms, or foregone interest income. For the three months ended September 30, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.8%. For the three months ended September 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $4.3 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.6 million and $0.6 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.0%, which compares to the original contractual average rate of 6.7%. For the nine months ended September 30, 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $12.9 million and $0.9 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. The foregone interest income for the remaining classes of finance receivables was not material for the nine months ended September 30, 2015 and 2014.

The table below summarizes TDR loans that defaulted during the three and nine months ended September 30, 2015 and 2014, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Loan balance:(1)
Consumer real estate:
First mortgage lien	$158	$703	$1,456	$3,068
Junior lien	248	203	799	1,338
Total consumer real estate	406	906	2,255	4,406
Commercial:
Commercial real estate	—	—	—	3,814
Commercial business	—	127	—	127
Total commercial	—	127	—	3,941
Auto finance	282	113	676	237
Defaulted TDR loans modified during the applicable period	$688	$1,146	$2,931	$8,584
Total TDR loans modified in the applicable period	$52,622	$115,533	$82,135	$174,433
Defaulted modified TDR loans as a percent of total TDR loans modified in the applicable period	1.3%	1.0%	3.6%	4.9%

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for collateral dependent loans. The allowance on accruing consumer real estate TDR loans was $19.1 million, or 17.8% of the outstanding balance, at September 30, 2015, and $20.4 million, or 18.2% of the outstanding balance, at December 31, 2014. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 5% to 20% in 2015 and 4% to 22% in 2014, depending on modification type and actual experience. At September 30, 2015, 1.6% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.4% at December 31, 2014.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at September 30, 2015, $53.3 million, or 64.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 76.4% were current. Of the non-accrual TDR balance at December 31, 2014, $50.0 million, or 57.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 68.4% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows, or for collateral dependent loans, at the fair value of collateral less selling expense. The allowance on accruing commercial TDR loans was $0.1 million, or 0.2% of the outstanding balance, at September 30, 2015, and $1.4 million, or 1.7% of the outstanding balance, at December 31, 2014. No accruing commercial TDR loans were 60 days or more delinquent at September 30, 2015 and December 31, 2014.

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

The following table summarizes impaired loans.

	At September 30, 2015			At December 31, 2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$148,772	$125,063	$17,886	$114,526	$101,668	$18,140
Junior lien	71,218	59,370	6,493	65,413	55,405	9,427
Total consumer real estate	219,990	184,433	24,379	179,939	157,073	27,567
Commercial:
Commercial real estate	17,881	17,874	506	58,157	54,412	3,772
Commercial business	16	16	3	18	18	1
Total commercial	17,897	17,890	509	58,175	54,430	3,773
Leasing and equipment finance	5,990	5,990	751	8,257	8,257	1,457
Inventory finance	1,293	1,299	211	1,754	1,758	393
Auto finance	6,426	6,185	2,235	3,074	2,928	1,184
Other	19	18	3	92	89	4
Total impaired loans with an allowance recorded	251,615	215,815	28,088	251,291	224,535	34,378
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	9,802	5,698	—	53,606	35,147	—
Junior lien	26,586	551	—	33,796	7,398	—
Total consumer real estate	36,388	6,249	—	87,402	42,545	—
Commercial:
Commercial real estate	41,452	33,475	—	57,809	50,500	—
Commercial business	3,746	3,673	—	482	480	—
Total commercial	45,198	37,148	—	58,291	50,980	—
Inventory finance	533	535	—	848	851	—
Auto finance	1,929	1,070	—	1,484	748	—
Total impaired loans without an allowance recorded	84,048	45,002	—	148,025	95,124	—
Total impaired loans	$335,663	$260,817	$28,088	$399,316	$319,659	$34,378

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2015 and 2014 are included within the table below.

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$126,426	$1,513	$491,424	$3,537	$113,365	$3,971	$494,448	$11,169
Junior lien	60,298	906	70,131	825	57,387	2,446	69,990	2,618
Total consumer real estate	186,724	2,419	561,555	4,362	170,752	6,417	564,438	13,787
Commercial:
Commercial real estate	19,183	174	60,981	589	36,143	777	67,587	1,826
Commercial business	18	—	1,123	—	17	—	2,491	—
Total commercial	19,201	174	62,104	589	36,160	777	70,078	1,826
Leasing and equipment finance	6,084	8	7,913	2	7,123	16	7,902	54
Inventory finance	1,869	17	2,114	6	1,529	66	4,846	77
Auto finance	5,309	8	1,262	—	4,557	8	999	—
Other	17	1	89	1	53	2	93	4
Total impaired loans with an allowance recorded	219,204	2,627	635,037	4,960	220,174	7,286	648,356	15,748
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	5,633	138	54,008	991	20,422	919	56,230	1,726
Junior lien	286	408	4,817	360	3,975	1,403	5,523	899
Total consumer real estate	5,919	546	58,825	1,351	24,397	2,322	61,753	2,625
Commercial:
Commercial real estate	37,109	507	63,619	690	41,988	1,674	69,944	2,128
Commercial business	2,014	—	3,657	17	2,077	5	2,947	94
Total commercial	39,123	507	67,276	707	44,065	1,679	72,891	2,222
Inventory finance	497	22	832	9	693	77	265	54
Auto finance	1,134	—	675	—	909	—	440	—
Total impaired loans without an allowance recorded	46,673	1,075	127,608	2,067	70,064	4,078	135,349	4,901
Total impaired loans	$265,877	$3,702	$762,645	$7,027	$290,238	$11,364	$783,705	$20,649

Note 6.  Deposits

Deposits consisted of the following.

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,016,571	18.8%	—%	$2,832,526	18.3%
Interest bearing	0.02	2,361,453	14.7	0.04	2,362,717	15.3
Total checking	0.01	5,378,024	33.5	0.02	5,195,243	33.6
Savings	0.07	4,774,766	29.7	0.15	5,212,320	33.7
Money market	0.63	2,293,390	14.3	0.54	1,993,130	13.0
Certificates of deposit	0.88	3,612,253	22.5	0.78	3,049,189	19.7
Total deposits	0.29	$16,058,433	100.0%	0.26	$15,449,882	100.0%

Certificates of deposit had the following remaining maturities at September 30, 2015.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$229,752	$315,023	$544,775
4-6 months	318,684	387,072	705,756
7-12 months	683,865	710,942	1,394,807
13-24 months	432,510	430,804	863,314
Over 24 months	58,169	45,432	103,601
Total	$1,722,980	$1,889,273	$3,612,253

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$31,251	0.04%	$4,425	0.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	5,258	1.75	—	—
Total	$36,509	0.29	$4,425	0.10
Average daily balances for the year to date period ended:
Federal Home Loan Bank advances	$—	—%	$74,385	0.26%
Federal funds purchased	169	0.43	375	0.40
Securities sold under repurchase agreements	12,866	0.09	5,956	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	2,571	1.97	2,957	1.88
Total	$15,606	0.40	$83,673	0.31
Maximum month-end balances for the year to date period ended:
Federal Home Loan Bank advances	$—	N.A.	$250,000	N.A.
Securities sold under repurchase agreements	62,995	N.A.	4,425	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,519	N.A.	11,751	N.A.
N.A. Not Applicable.

At September 30, 2015, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $41.2 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At September 30, 2015				At December 31, 2014
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2015	$—	—%		—%	$125,000	0.37%	-	0.38%
	2016	447,000	0.39	-	1.17	547,000	0.25	-	1.17
	2017	275,000	0.24	-	0.26	275,000			0.25
Subtotal		722,000				947,000
Subordinated bank notes	2016	74,978			5.50	74,930			5.50
	2022	109,260			6.25	109,194			6.25
	2025	149,106			4.60	—			—
Hedge-related basis adjustment(1)		1,862				—
Subtotal		335,206				184,124
Discounted lease rentals	2015	10,355	2.39	-	7.95	32,904	2.39	-	7.95
	2016	44,691	2.39	-	7.95	27,539	2.39	-	7.95
	2017	38,343	2.45	-	7.95	20,580	2.45	-	7.95
	2018	21,016	2.53	-	7.95	9,032	2.63	-	7.95
	2019	6,582	2.53	-	6.00	2,589	2.63	-	5.05
	2020	481	2.95	-	4.57	160			4.57
	2021	83			4.57	83			4.57
Subtotal		121,551				92,887
Other long-term	2015	—			—	2,670			1.36
	2016	2,666			1.36	2,642			1.36
	2017	2,743			1.36	2,742			1.36
Subtotal		5,409				8,054
Total long-term borrowings		$1,184,166				$1,232,065

(1)	Related to subordinated bank notes with a stated maturity of 2025 at September 30, 2015.

At September 30, 2015, TCF Bank had pledged loans secured by residential and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.9 billion as collateral for FHLB advances. At September 30, 2015, $275.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum (the "2025 Notes"), at a price to investors of 99.375%. In addition, TCF Bank incurred issuance costs of $1.4 million. Both the discount and issuance costs are amortized as interest expense over the respective term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 27 and August 27, and commenced on August 27, 2015. Simultaneously, TCF Bank entered into an interest rate swap with a total notional amount of $150.0 million designated as a fair value hedge of the 2025 Notes. See Note 12 of Notes to Consolidated Financial Statements, Derivative Instruments, for additional information regarding the interest rate swap.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, which was $440.2 million at September 30, 2015, without prior approval of the Office of the Comptroller of the Currency ("OCC"). TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank. Information presented for September 30, 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Banks that are not advanced approaches institutions may make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF has elected to opt-out of the accumulated other comprehensive income (loss) requirement.

	TCF		TCF Bank
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	Well-capitalized Standard	Minimum Capital Requirement
Regulatory Capital:
Common equity Tier 1 capital	$1,774,729	N.A.	$1,952,196	N.A.
Tier 1 capital	2,054,711	$1,919,887	1,970,696	$1,836,019
Total capital	2,446,551	2,209,999	2,385,498	2,126,131

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.04%	N.A	11.04%	N.A.	6.50%	4.50%
Tier 1 risk-based capital ratio	11.62	11.76%	11.15	11.25%	8.00	6.00
Total risk-based capital ratio	13.84	13.54	13.49	13.03	10.00	8.00
Tier 1 leverage ratio	10.43	10.07	10.01	9.63	5.00	4.00
N.A. Not Applicable.

Note 10.  Stock Compensation

The following table reflects TCF's restricted stock and stock option transactions under the TCF Financial Incentive Stock Program ("Incentive Stock Program") and TCF Financial 2015 Omnibus Incentive Plan during the nine months ended September 30, 2015.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2014	2,858,494	$6.16	-	$16.02	$12.73	1,579,000	$12.85	-	$15.75	2.98	$13.91
Granted	711,683	14.17	-	16.28	14.49	—	—	-	—	—	—
Exercised	—	—	-	—	—	(200,000)	12.85	-	12.85	—	12.85
Forfeited/canceled	(130,632)	6.80	-	15.96	13.18	—	—	-	—	—	—
Vested	(201,809)	9.65	-	15.96	13.21	—	—	-	—	—	—
Outstanding at September 30, 2015	3,237,736	6.16	-	16.28	13.06	1,379,000	12.85	-	15.75	2.42	14.07
Exercisable at September 30, 2015	N.A.				N.A.	1,379,000	12.85	-	15.75		14.07

N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $24.7 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.3 years at September 30, 2015.

At September 30, 2015, there were 1,100,000 shares of performance-based restricted stock outstanding that will vest only if certain return on asset goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 have not changed from December 31, 2014 and no stock options were subsequently issued through September 30, 2015.

In April 2015, TCF stockholders approved the TCF Financial 2015 Omnibus Incentive Plan, which replaced the Incentive Stock Program. This plan authorized new performance-based restricted stock units to certain executives that were approved by the Compensation Committee of the TCF Board of Directors at its January 2015 meeting. The performance-based restricted stock units are subject to TCF’s relative total stockholder return for the period beginning January 1, 2015 through December 31, 2017, as measured against the peer group, which includes all publicly-traded banks and thrift institutions with assets between $10.0 billion and $50.0 billion as of September 30, 2014, excluding peers which do not remain publicly traded for the full three-year performance period. The number of restricted stock units granted was 71,404 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three and nine months ended September 30, 2015 and 2014.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$303	$397	$911	$1,191
Return on plan assets	(159)	(183)	(479)	(549)
Net periodic benefit plan (income) cost	$144	$214	$432	$642

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$39	$49	$115	$148
Amortization of prior service cost	(12)	(12)	(35)	(35)
Net periodic benefit plan (income) cost	$27	$37	$80	$113

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2015 or 2014. During the three and nine months ended September 30, 2015 and 2014, TCF paid $0.1 million and $0.3 million, respectively, for benefits of the Postretirement Plan.

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

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap as well as the offsetting changes in fair value of the hedged debt are reflected in non-interest income.

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

TCF enters into interest rate lock commitments in conjunction with consumer real estate loans included in the correspondent lending program. These interest rate lock commitments are agreements to extend credit under certain specified terms and conditions at fixed rates and have original lock expirations of up to 60 days. They are not designated as hedges and accordingly, changes in the valuation of these commitments are reflected in non-interest income.

The following tables summarize TCF's outstanding derivative instruments as of September 30, 2015 and December 31, 2014. See Note 13, Fair Value Disclosures, for additional information.

	At September 30, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$2,029	$—	$2,029
Forward foreign exchange contracts	45,973	327	—	327
Derivatives not designated as hedges:
Forward foreign exchange contracts	402,568	2,506	(1,176)	1,330
Interest rate contracts	82,884	2,510	—	2,510
Interest rate lock commitments	36,632	643	—	643
Total derivative assets		$8,015	$(1,176)	$6,839
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$112,680	$348	$(168)	$180
Interest rate contracts	82,884	2,624	(2,624)	—
Other contracts	13,804	386	(386)	—
Total derivative liabilities		$3,358	$(3,178)	$180

	At December 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$42,165	$509	$—	$509
Derivatives not designated as hedges:
Forward foreign exchange contracts	275,962	2,702	(1,179)	1,523
Interest rate contracts	101,166	1,798	—	1,798
Interest rate lock commitments	15,124	285	—	285
Total derivative assets		$5,294	$(1,179)	$4,115
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$189,310	$177	$(29)	$148
Interest rate contracts	101,166	1,877	(1,877)	—
Other contracts	13,804	621	(621)	—
Total derivative liabilities		$2,675	$(2,527)	$148

(1)	All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2015	2014	2015	2014
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$6,296	$—	$2,029	$—
Non-derivative hedged items	Non-interest income	(5,425)	—	(1,862)	—
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	26,574	21,533	55,866	20,882
Interest rate lock commitments	Non-interest income	189	159	359	159
Interest rate contracts	Non-interest income	(48)	10	(28)	(40)
Net gain (loss) recognized		$27,586	$21,702	$56,364	$21,001
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$2,858	$1,849	$5,772	$1,677
Net unrealized gain (loss)		$2,858	$1,849	$5,772	$1,677

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

At September 30, 2015, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $161.5 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $3.2 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at September 30, 2015.

At September 30, 2015, TCF had posted $10.7 million and $1.4 million of cash collateral related to its interest rate contracts and other contracts, respectively, and had received $2.9 million of cash collateral related to its forward foreign exchange contracts.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned and repossessed and returned assets were written down $2.9 million and $10.4 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and nine months ended September 30, 2015, respectively, compared with $2.8 million and $9.0 million for the same periods in 2014.

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

Financial Instruments with Off-Balance Sheet Risk The fair value of TCF's commitments to extend credit and standby letters of credit, categorized as Level 2, is estimated using fees currently charged to enter into similar agreements. Substantially all commitments to extend credit and standby letters of credit have floating interest rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$618,230	$—	$618,230
Other	—	—	38	38
Obligations of states and political subdivisions	—	164,727	—	164,727
Loans and leases held for sale	—	—	5,805	5,805
Forward foreign exchange contracts(1)	—	2,833	—	2,833
Interest rate contracts(1)	—	4,539	—	4,539
Interest rate lock commitments(1)	—	—	643	643
Forward loan sales commitments	—	—	26	26
Assets held in trust for deferred compensation plans	18,635	—	—	18,635
Total assets	$18,635	$790,329	$6,512	$815,476
Forward foreign exchange contracts(1)	$—	$348	$—	$348
Interest rate contracts(1)	—	2,624	—	2,624
Forward loan sales commitments	—	—	44	44
Liabilities held in trust for deferred compensation plans	18,635	—	—	18,635
Other contracts(1)	—	—	386	386
Total liabilities	$18,635	$2,972	$430	$22,037
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,177	$1,177
Loans	—	—	140,535	140,535
Interest-only strips	—	—	7,578	7,578
Other real estate owned:
Consumer	—	—	40,139	40,139
Commercial	—	—	3,586	3,586
Repossessed and returned assets	—	3,431	1,458	4,889
Total non-recurring fair value measurements	$—	$3,431	$194,473	$197,904

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the nine months ended September 30, 2015 and 2014.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended September 30, 2015:
Asset (liability) balance, beginning of period	$45	$4,962	$455	$(5)	$(465)
Total net gains (losses) included in:
Net income	—	18	188	(13)	—
Sales	—	(76,677)	—	—	—
Originations	—	77,502	—	—	—
Principal paydowns / settlements	(7)	—	—	—	79
Asset (liability) balance, end of period	$38	$5,805	$643	$(18)	$(386)
At or For the Three Months Ended September 30, 2014:
Asset (liability) balance, beginning of period	$81	$—	$—	$—	$(737)
Total net gains (losses) included in:
Net income	344	—	—	—	(15)
Principal paydowns / settlements	(17)	—	—	—	83
Asset (liability) balance, end of period	$408	$—	$—	$—	$(669)

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Nine Months Ended September 30, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	50	358	5	—
Sales	—	(212,940)	—	—	—
Originations	—	215,387	—	—	—
Principal paydowns / settlements	(17)	—	—	—	235
Asset (liability) balance, end of period	$38	$5,805	$643	$(18)	$(386)
At or For the Nine Months Ended September 30, 2014:
Asset (liability) balance, beginning of period	$93	$—	$—	$—	$(899)
Total net gains (losses) included in:
Net income	344	—	—	—	(15)
Principal paydowns / settlements	(29)	—	—	—	245
Asset (liability) balance, end of period	$408	$—	$—	$—	$(669)

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

(In thousands)	At September 30, 2015	At December 31, 2014
Fair value carrying amount	$5,805	$3,308
Aggregate unpaid principal amount	5,641	3,205
Fair value carrying amount less aggregate unpaid principal	$164	$103

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at September 30, 2015 or December 31, 2014. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $4.7 million for the nine months ended September 30, 2015, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2015 and December 31, 2014, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at September 30, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$76,543	$—	$76,543	$—	$76,543
Securities held to maturity	204,129	—	207,432	4,577	212,009
Loans and leases held for sale	116,155	—	—	123,926	123,926
Loans:
Consumer real estate	5,613,714	—	—	5,728,048	5,728,048
Commercial real estate	2,561,828	—	—	2,507,532	2,507,532
Commercial business	550,497	—	—	528,109	528,109
Equipment finance	1,858,265	—	—	1,847,767	1,847,767
Inventory finance	2,153,385	—	—	2,139,272	2,139,272
Auto finance	2,427,367	—	—	2,442,324	2,442,324
Other	20,674	—	—	16,619	16,619
Allowance for loan losses(1)	(153,962)	—	—	—	—
Interest-only strips(2)	50,699	—	—	54,066	54,066
Total financial instrument assets	$15,479,294	$—	$283,975	$15,392,240	$15,676,215
Financial instrument liabilities:
Deposits	$16,058,433	$12,446,180	$3,631,649	$—	$16,077,829
Long-term borrowings	1,184,166	—	1,187,433	5,409	1,192,842
Total financial instrument liabilities	$17,242,599	$12,446,180	$4,819,082	$5,409	$17,270,671
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$24,582	$—	$24,582	$—	$24,582
Standby letters of credit	(32)	—	(32)	—	(32)
Total financial instruments with off-balance sheet risk	$24,550	$—	$24,550	$—	$24,550

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2014
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$85,492	$—	$85,492	$—	$85,492
Securities held to maturity	214,454	—	217,418	4,916	222,334
Loans and leases held for sale	132,266	—	—	139,370	139,370
Loans:
Consumer real estate	5,682,364	—	—	5,836,770	5,836,770
Commercial real estate	2,624,255	—	—	2,575,625	2,575,625
Commercial business	533,410	—	—	512,083	512,083
Equipment finance	1,806,808	—	—	1,787,271	1,787,271
Inventory finance	1,877,090	—	—	1,864,786	1,864,786
Auto finance	1,915,061	—	—	1,927,384	1,927,384
Other	24,144	—	—	18,724	18,724
Allowance for loan losses(1)	(164,169)	—	—	—	—
Interest-only strips(2)	69,789	—	—	73,058	73,058
Total financial instrument assets	$14,800,964	$—	$302,910	$14,739,987	$15,042,897
Financial instrument liabilities:
Deposits	$15,449,882	$12,400,693	$3,063,850	$—	$15,464,543
Long-term borrowings	1,232,065	—	1,246,221	8,054	1,254,275
Total financial instrument liabilities	$16,681,947	$12,400,693	$4,310,071	$8,054	$16,718,818
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,885	$—	$25,885	$—	$25,885
Standby letters of credit	(47)	—	(47)	—	(47)
Total financial instruments with off-balance sheet risk	$25,838	$—	$25,838	$—	$25,838

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2015	2014	2015	2014
Basic Earnings Per Common Share:
Net income available to common stockholders	$47,728	$47,470	$130,090	$135,658
Earnings allocated to participating securities	12	12	34	35
Earnings allocated to common stock	$47,716	$47,458	$130,056	$135,623
Weighted-average common shares outstanding for basic earnings per common share	165,990,432	163,901,076	165,479,029	163,310,983
Basic earnings per common share	$0.29	$0.29	$0.79	$0.83

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$47,716	$47,458	$130,056	$135,623
Weighted-average common shares outstanding used in basic earnings per common share calculation	165,990,432	163,901,076	165,479,029	163,310,983
Net dilutive effect of:
Non-participating restricted stock	355,408	322,210	312,402	250,060
Stock options	210,280	256,325	221,908	262,286
Weighted-average common shares outstanding for diluted earnings per common share	166,556,120	164,479,611	166,013,339	163,823,329
Diluted earnings per common share	$0.29	$0.29	$0.78	$0.83

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

For the three and nine months ended September 30, 2015, there were 4.4 million and 4.6 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2014, there were 4.1 million and 4.2 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations	Consolidated
At or For the Three Months Ended September 30, 2015:
Net interest income	$155,130	$51,356	$14	$(1,230)	$205,270
Provision for credit losses	9,101	917	—	—	10,018
Non-interest income	56,439	55,819	28,063	(28,069)	112,252
Non-interest expense	115,503	106,353	28,497	(28,069)	222,284
Income tax expense (benefit)	31,599	(7)	166	(1,230)	30,528
Income (loss) after income tax expense (benefit)	55,366	(88)	(586)	—	54,692
Income attributable to non-controlling interest	2,117	—	—	—	2,117
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$53,249	$(88)	$(5,433)	$—	$47,728
Total assets	$17,642,476	$7,024,906	$195,747	$(4,737,193)	$20,125,936
Revenues from external customers:
Interest income	$216,777	$6,827	$—	$—	$223,604
Non-interest income	56,439	55,807	6	—	112,252
Total	$273,216	$62,634	$6	$—	$335,856

At or For the Three Months Ended September 30, 2014:
Net interest income	$149,048	$56,017	$44	$(929)	$204,180
Provision for credit losses	14,593	1,146	—	—	15,739
Non-interest income	58,432	57,453	34,232	(34,041)	116,076
Non-interest expense	107,892	111,749	34,088	(34,041)	219,688
Income tax expense (benefit)	31,525	236	(41)	(929)	30,791
Income (loss) after income tax expense (benefit)	53,470	339	229	—	54,038
Income attributable to non-controlling interest	1,721	—	—	—	1,721
Preferred stock dividends	—	—	4,847	—	4,847
Net income (loss) available to common stockholders	$51,749	$339	$(4,618)	$—	$47,470
Total assets	$16,821,067	$5,894,540	$178,781	$(3,872,285)	$19,022,103
Revenues from external customers:
Interest income	$214,070	$5,633	$—	$—	$219,703
Non-interest income	58,432	57,438	206	—	116,076
Total	$272,502	$63,071	$206	$—	$335,779

(In thousands)	Lending	Funding	Support Services	Eliminations	Consolidated
At or For the Nine Months Ended September 30, 2015:
Net interest income	$464,478	$153,073	$85	$(2,917)	$614,719
Provision for credit losses	33,680	1,657	—	—	35,337
Non-interest income	165,528	158,922	88,424	(86,535)	326,339
Non-interest expense	342,533	326,727	89,435	(86,535)	672,160
Income tax expense (benefit)	91,344	(5,949)	(220)	(2,917)	82,258
Income (loss) after income tax expense (benefit)	162,449	(10,440)	(706)	—	151,303
Income attributable to non-controlling interest	6,672	—	—	—	6,672
Preferred stock dividends	—	—	14,541	—	14,541
Net income (loss) available to common stockholders	$155,777	$(10,440)	$(15,247)	$—	$130,090
Total assets	$17,642,476	$7,024,906	$195,747	$(4,737,193)	$20,125,936
Revenues from external customers:
Interest income	$647,878	$18,601	$—	$—	$666,479
Non-interest income	165,528	158,884	1,927	—	326,339
Total	$813,406	$177,485	$1,927	$—	$992,818

At or For the Nine Months Ended September 30, 2014:
Net interest income	$443,245	$170,657	$98	$(2,445)	$611,555
Provision for credit losses	37,950	2,190	—	—	40,140
Non-interest income	156,921	165,082	102,013	(100,517)	323,499
Non-interest expense	318,733	328,557	103,246	(100,517)	650,019
Income tax expense (benefit)	89,275	1,938	(13)	(2,445)	88,755
Income (loss) after income tax expense (benefit)	154,208	3,054	(1,122)	—	156,140
Income attributable to non-controlling interest	5,941	—	—	—	5,941
Preferred stock dividends	—	—	14,541	—	14,541
Net income (loss) available to common stockholders	$148,267	$3,054	$(15,663)	$—	$135,658
Total assets	$16,821,067	$5,894,540	$178,781	$(3,872,285)	$19,022,103
Revenues from external customers:
Interest income	$637,851	$16,570	$—	$—	$654,421
Non-interest income	156,921	165,037	1,541	—	323,499
Total	$794,772	$181,607	$1,541	$—	$977,920

Note 16.  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission ("SEC"), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau ("CFPB"), and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF’s pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF’s practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. The NORA Letter offers TCF the opportunity to make a written statement setting forth any reasons of law or policy why TCF believes that the CFPB should not take action against it, which TCF intends to do. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF’s business practices or operations, which could have a material adverse effect on TCF.

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended September 30,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$9,972	$(3,766)	$6,206	$(862)	$324	$(538)
Reclassification of net (gains) losses to net income	281	(106)	175	254	(94)	160
Net unrealized gains (losses)	10,253	(3,872)	6,381	(608)	230	(378)
Net investment hedges:
Unrealized gains (losses) arising during the period	2,858	(1,079)	1,779	1,849	(698)	1,151
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(3,049)	—	(3,049)	(2,066)	—	(2,066)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	4	(8)	(12)	4	(8)
Total other comprehensive income (loss)	$10,050	$(4,947)	$5,103	$(837)	$(464)	$(1,301)

	Nine Months Ended September 30,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$2,971	$(1,122)	$1,849	$19,652	$(7,401)	$12,251
Reclassification of net (gains) losses to net income	871	(329)	542	(375)	142	(233)
Net unrealized gains (losses)	3,842	(1,451)	2,391	19,277	(7,259)	12,018
Net investment hedges:
Unrealized gains (losses) arising during the period	5,772	(2,180)	3,592	1,677	(633)	1,044
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(6,318)	—	(6,318)	(2,043)	—	(2,043)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(35)	13	(22)	(35)	13	(22)
Total other comprehensive income (loss)	$3,261	$(3,618)	$(357)	$18,876	$(7,879)	$10,997

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities and in interest income for those securities that were previously transferred to held to maturity. See Note 3, Securities Available for Sale and Securities Held to Maturity, for additional information regarding the transfer. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended September 30, 2015:
Balance, beginning of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)
Other comprehensive income (loss)	6,206	1,779	(3,049)	—	4,936
Amounts reclassified from accumulated other comprehensive income (loss)	175	—	—	(8)	167
Net other comprehensive income (loss)	6,381	1,779	(3,049)	(8)	5,103
Balance, end of period	$(6,500)	$6,128	$(11,078)	$183	$(11,267)
At or For the Three Months Ended September 30, 2014:
Balance, beginning of period	$(14,587)	$484	$(1,033)	$221	$(14,915)
Other comprehensive income (loss)	(538)	1,151	(2,066)	—	(1,453)
Amounts reclassified from accumulated other comprehensive income (loss)	160	—	—	(8)	152
Net other comprehensive income (loss)	(378)	1,151	(2,066)	(8)	(1,301)
Balance, end of period	$(14,965)	$1,635	$(3,099)	$213	$(16,216)

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Nine Months Ended September 30, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	1,849	3,592	(6,318)	—	(877)
Amounts reclassified from accumulated other comprehensive income (loss)	542	—	—	(22)	520
Net other comprehensive income (loss)	2,391	3,592	(6,318)	(22)	(357)
Balance, end of period	$(6,500)	$6,128	$(11,078)	$183	$(11,267)
At or For the Nine Months Ended September 30, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	12,251	1,044	(2,043)	—	11,252
Amounts reclassified from accumulated other comprehensive income (loss)	(233)	—	—	(22)	(255)
Net other comprehensive income (loss)	12,018	1,044	(2,043)	(22)	10,997
Balance, end of period	$(14,965)	$1,635	$(3,099)	$213	$(16,216)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

TCF Financial Corporation, a Delaware corporation ("we," "us," "our," "TCF," or the "Company"), is a national bank holding company based in Wayzata, Minnesota. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. At September 30, 2015, TCF had 375 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition through electronic channels and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded through deposit generation, TCF continues to focus on asset growth in its leasing and equipment finance, inventory finance and auto finance businesses, as well as expanding its junior lien lending business.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 64.6% and 63.8% of TCF's total revenue for the third quarter of 2015 and 2014, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" and "Part II, Item 1A. Risk Factors" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Increasing fee and service charge revenue has been challenging as a result of changing consumer behavior and the impact of changes in regulations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources and manage credit concentration risk, the Company continues to sell loans, primarily in auto finance and consumer real estate, which result in gains on sales as well as increase servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the third quarter and first nine months of 2015 and 2014, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 29 cents and 78 cents for the third quarter and first nine months of 2015, respectively, compared with diluted earnings per common share of 29 cents and 83 cents for the same periods in 2014. TCF reported net income of $52.6 million and $144.6 million for the third quarter and first nine months of 2015, respectively, compared with net income of $52.3 million and $150.2 million for the same periods in 2014.

Return on average assets was 1.10% and 1.02% for the third quarter and first nine months of 2015, respectively, compared with 1.15% and 1.11% for the same periods in 2014. Return on average common equity was 9.76% and 9.07% for the third quarter and first nine months of 2015, respectively, compared with 10.50% and 10.30% for the same periods in 2014.

Reportable Segment Results

Lending TCF's lending strategy is primarily to originate high credit quality secured loans and leases for investment and for sale. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending's disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company's revenue and net income. Lending generated net income available to common stockholders of $53.2 million and $155.8 million for the third quarter and first nine months of 2015, respectively, compared with $51.7 million and $148.3 million for the same periods in 2014.

Lending net interest income totaled $155.1 million and $464.5 million for the third quarter and first nine months of 2015, respectively, compared with $149.0 million and $443.2 million for the same periods in 2014. The increases from both periods were primarily driven by higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance portfolios, partially offset by lower consumer real estate first mortgage lien balances due to run-off and margin compression.

Lending provision for credit losses totaled $9.1 million and $33.7 million for the third quarter and first nine months of 2015, respectively, compared with $14.6 million and $38.0 million for the same periods in 2014. The decreases from both periods were driven by improved credit quality in the consumer real estate and commercial portfolios.

Lending non-interest income totaled $56.4 million and $165.5 million for the third quarter and first nine months of 2015, respectively, compared with $58.4 million and $156.9 million for the same periods in 2014. The decrease from the third quarter of 2014 was primarily due to decreases in net gains on sales of auto loans and consumer real estate loans, partially offset by an increase in leasing and equipment finance income and servicing fee income due to an increase in the portfolio of loans serviced for others. The increase from the first nine months of 2014 was primarily due to an increase in servicing fee income due to the cumulative effect of an increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF and an increase in leasing and equipment finance income, partially offset by decreases in net gains on sales of auto loans and consumer real estate loans.

Lending non-interest expense totaled $115.5 million and $342.5 million for the third quarter and first nine months of 2015, respectively, compared with $107.9 million and $318.7 million for the same periods in 2014. The increases from both periods were primarily due to increased staff levels to support the growth of auto finance and further build out of the risk management function.

Funding TCF's funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net loss available to common stockholders of $0.1 million and $10.4 million for the third quarter and first nine months of 2015, respectively, compared with net income of $0.3 million and $3.1 million for the same periods in 2014.

Funding net interest income totaled $51.4 million and $153.1 million for the third quarter and first nine months of 2015, respectively, compared with $56.0 million and $170.7 million for the same periods in 2014. The decreases from both periods were primarily due to higher interest rates paid on money market accounts and certificates of deposit.

Funding non-interest income totaled $55.8 million and $158.9 million for the third quarter and first nine months of 2015, respectively, compared with $57.5 million and $165.1 million for the same periods in 2014. The decreases from both periods were primarily due to a reduction in fees and service charges due to consumer behavior changes, as well as higher average checking account balances per customer, partially offset by increased card revenue due to increased transaction volume.

Funding non-interest expense totaled $106.4 million and $326.7 million for the third quarter and first nine months of 2015, respectively, compared with $111.7 million and $328.6 million for the same periods in 2014. The decreases from both periods were primarily due to decreases in FDIC insurance expense, resulting from a lower assessment rate primarily as a result of the TDR loan sale that occurred in the fourth quarter of 2014 and improved credit metrics.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 64.6% and 65.3% of TCF's total revenue for the third quarter and first nine months of 2015, respectively, compared with 63.8% and 65.4% for the same periods in 2014. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, the level of non-accrual loans and leases and other real estate owned and the impact of modified loans and leases.

The following table summarizes TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yields and Rates(1)	Average Balance	Interest	Yields and Rates(1)
Assets:
Investments and other	$463,312	$2,937	2.52%	$493,309	$3,800	3.06%
Securities held to maturity	205,264	1,361	2.65	217,114	1,445	2.66
Securities available for sale(2)	694,373	4,432	2.55	446,514	2,973	2.66
Loans and leases held for sale	348,215	7,895	9.00	301,512	5,881	7.74
Loans and leases:
Consumer real estate:
Fixed-rate	2,637,875	37,988	5.72	3,292,031	47,221	5.69
Variable-rate	2,968,507	38,287	5.12	2,813,848	36,556	5.15
Total consumer real estate	5,606,382	76,275	5.40	6,105,879	83,777	5.44
Commercial:
Fixed-rate	1,137,744	14,484	5.05	1,443,130	17,870	4.91
Variable- and adjustable-rate	1,980,280	18,958	3.80	1,701,005	16,787	3.92
Total commercial	3,118,024	33,442	4.26	3,144,135	34,657	4.37
Leasing and equipment finance	3,821,590	43,863	4.59	3,575,698	42,130	4.71
Inventory finance	2,036,054	29,915	5.83	1,806,271	28,137	6.18
Auto finance	2,361,057	24,557	4.13	1,603,392	17,601	4.36
Other	9,833	157	6.31	11,599	231	7.90
Total loans and leases(3)	16,952,940	208,209	4.88	16,246,974	206,533	5.05
Total interest-earning assets	18,664,104	224,834	4.79	17,705,423	220,632	4.95
Other assets(4)	1,219,585			1,148,033
Total assets	$19,883,689			$18,853,456
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,649,995			$1,540,794
Small business	852,211			823,273
Commercial and custodial	516,461			424,134
Total non-interest bearing deposits	3,018,667			2,788,201
Interest-bearing deposits:
Checking	2,399,119	135	0.02	2,307,066	236	0.04
Savings	4,860,509	638	0.05	5,506,895	2,088	0.15
Money market	2,297,893	3,571	0.62	1,527,820	2,288	0.59
Certificates of deposit	3,400,282	7,958	0.93	3,028,259	6,099	0.80
Total interest-bearing deposits	12,957,803	12,302	0.38	12,370,040	10,711	0.34
Total deposits	15,976,470	12,302	0.31	15,158,241	10,711	0.28
Borrowings:
Short-term borrowings	30,326	17	0.22	9,523	23	0.95
Long-term borrowings	1,060,092	6,015	2.27	1,060,135	4,789	1.80
Total borrowings	1,090,418	6,032	2.21	1,069,658	4,812	1.80
Total interest-bearing liabilities	14,048,221	18,334	0.52	13,439,698	15,523	0.46
Total deposits and borrowings	17,066,888	18,334	0.43	16,227,899	15,523	0.38
Other liabilities	578,718			537,864
Total liabilities	17,645,606			16,765,763
Total TCF Financial Corp. stockholders' equity	2,218,614			2,071,140
Non-controlling interest in subsidiaries	19,469			16,553
Total equity	2,238,083			2,087,693
Total liabilities and equity	$19,883,689			$18,853,456
Net interest income and margin		$206,500	4.40		$205,109	4.60

(1)	Annualized.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)	Includes operating leases.

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yields and Rates(1)	Average Balance	Interest	Yields and Rates(1)
Assets:
Investments and other	$559,443	$9,650	2.31%	$578,768	$11,839	2.73%
Securities held to maturity	208,891	4,150	2.65	192,181	3,852	2.67
Securities available for sale(2)	581,801	11,078	2.54	440,727	8,941	2.70
Loans and leases held for sale	322,022	21,505	8.93	246,283	14,860	8.07
Loans and leases:
Consumer real estate:
Fixed-rate	2,774,523	121,044	5.83	3,394,126	144,125	5.68
Variable-rate	2,853,636	109,476	5.13	2,784,553	107,129	5.14
Total consumer real estate	5,628,159	230,520	5.48	6,178,679	251,254	5.44
Commercial:
Fixed-rate	1,201,022	45,168	5.03	1,505,730	56,869	5.05
Variable- and adjustable-rate	1,938,947	55,972	3.86	1,626,858	49,116	4.04
Total commercial	3,139,969	101,140	4.31	3,132,588	105,985	4.52
Leasing and equipment finance	3,767,954	131,086	4.64	3,504,194	124,185	4.73
Inventory finance	2,145,535	91,671	5.71	1,908,628	86,088	6.03
Auto finance	2,198,983	68,041	4.14	1,483,951	49,158	4.43
Other	10,721	555	6.92	12,299	703	7.64
Total loans and leases(3)	16,891,321	623,013	4.93	16,220,339	617,373	5.09
Total interest-earning assets	18,563,478	669,396	4.82	17,678,298	656,865	4.96
Other assets(4)	1,222,171			1,122,573
Total assets	$19,785,649			$18,800,871
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,665,489			$1,552,477
Small business	826,581			794,735
Commercial and custodial	501,297			400,010
Total non-interest bearing deposits	2,993,367			2,747,222
Interest-bearing deposits:
Checking	2,400,338	423	0.02	2,337,624	758	0.04
Savings	5,011,341	2,539	0.07	5,835,814	7,023	0.16
Money market	2,236,811	10,588	0.63	1,124,821	3,961	0.47
Certificates of deposit	3,187,577	20,904	0.88	2,773,254	15,883	0.77
Total interest-bearing deposits	12,836,067	34,454	0.36	12,071,513	27,625	0.31
Total deposits	15,829,434	34,454	0.29	14,818,735	27,625	0.25
Borrowings:
Short-term borrowings	15,606	47	0.40	108,860	248	0.30
Long-term borrowings	1,158,070	17,259	1.99	1,305,980	14,993	1.53
Total borrowings	1,173,676	17,306	1.97	1,414,840	15,241	1.44
Total interest-bearing liabilities	14,009,743	51,760	0.49	13,486,353	42,866	0.42
Total deposits and borrowings	17,003,110	51,760	0.41	16,233,575	42,866	0.35
Other liabilities	587,168			529,397
Total liabilities	17,590,278			16,762,972
Total TCF Financial Corp. stockholders' equity	2,175,676			2,020,151
Non-controlling interest in subsidiaries	19,695			17,748
Total equity	2,195,371			2,037,899
Total liabilities and equity	$19,785,649			$18,800,871
Net interest income and margin		$617,636	4.45		$613,999	4.64

(1)	Annualized.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)	Includes operating leases.

Net interest income, including the impact of tax-equivalent adjustments of $1.2 million, was $206.5 million for the third quarter of 2015, an increase of 0.7% from $205.1 million for the same period of 2014. Net interest income, including the impact of tax-equivalent adjustments of $2.9 million, was $617.6 million for the first nine months of 2015, an increase of 0.6% from $614.0 million for the same period of 2014. The increases from both periods were primarily driven by higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance portfolios, partially offset by lower consumer real estate first mortgage lien balances due to run-off and margin compression.

Net interest margin was 4.40% and 4.60% for the third quarter of 2015 and 2014, respectively. Net interest margin was 4.45% and 4.64% for the first nine months of 2015 and 2014, respectively. The decreases from both periods were primarily due to margin compression resulting from the competitive low interest rate environment and higher rates on money market accounts and certificates of deposit.

Provision for Credit Losses  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values and prevailing economic conditions.

The following tables summarize the composition of TCF's provision for credit losses for the third quarter and first nine months of 2015 and 2014.

	Three Months Ended September 30,				Change
(Dollars in thousands)	2015		2014		$	%
Consumer real estate	$780	7.8%	$6,636	42.2%	$(5,856)	(88.2)%
Commercial	(226)	(2.3)	1,785	11.4	(2,011)	N.M.
Leasing and equipment finance	1,389	13.9	(391)	(2.5)	1,780	N.M.
Inventory finance	546	5.4	411	2.6	135	32.8
Auto finance	6,750	67.4	6,302	40.0	448	7.1
Other	779	7.8	996	6.3	(217)	(21.8)
Total	$10,018	100.0%	$15,739	100.0%	$(5,721)	(36.3)

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2015		2014		$	%
Consumer real estate	$8,660	24.5%	$17,821	44.5%	$(9,161)	(51.4)%
Commercial	(295)	(0.8)	737	1.8	(1,032)	N.M.
Leasing and equipment finance	2,973	8.4	1,782	4.4	1,191	66.8
Inventory finance	2,627	7.4	1,336	3.3	1,291	96.6
Auto finance	20,186	57.1	16,650	41.5	3,536	21.2
Other	1,186	3.4	1,814	4.5	(628)	(34.6)
Total	$35,337	100.0%	$40,140	100.0%	$(4,803)	(12.0)
N.M. Not Meaningful.

TCF provided $10.0 million and $35.3 million for credit losses during the third quarter and first nine months of 2015, respectively, compared with $15.7 million and $40.1 million for the same periods in 2014. The decreases from both periods were driven by improved credit quality in the consumer real estate and commercial portfolios.

Net loan and lease charge-offs for the third quarter and first nine months of 2015 were $9.9 million, or 0.23% (annualized) of average loans and leases, and $39.0 million, or 0.31% (annualized) of average loans and leases, respectively, compared with $26.9 million, or 0.66% (annualized), and $62.7 million, or 0.52% (annualized), for the same periods in 2014. The decreases from both periods were primarily due to improved credit quality in the consumer real estate and commercial portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 35.4% and 34.7% of total revenues for the third quarter and first nine months of 2015, respectively, compared with 36.2% and 34.6% for the same periods in 2014, and is an important factor in TCF's results of operations. Total fees and other revenue were $112.4 million and $326.6 million for the third quarter and first nine months of 2015, respectively, compared with $116.2 million and $322.5 million for the same periods in 2014.

Fees and Service Charges  Fees and service charges totaled $37.0 million and $107.3 million for the third quarter and first nine months of 2015, respectively, compared with $40.3 million and $114.9 million for the same periods in 2014. The decreases from both periods were primarily due to consumer behavior changes, as well as higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees, totaled $13.8 million and $40.6 million for the third quarter and first nine months of 2015, respectively, compared with $13.0 million and $38.5 million for the same periods in 2014. The increases from both periods were primarily due to increased transaction volume.

TCF is the 17th largest issuer of Visa® consumer debit cards and the 16th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended June 30, 2015, as provided by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF's customers. Card revenue represented 24.4% and 24.7% of banking fee revenue for the third quarter and first nine months of 2015, respectively, compared with 22.0% and 22.6% for the same periods in 2014.

Gains on Sales of Auto Loans, Net  TCF recognized net gains of $10.8 million and $28.7 million on the recorded investment of auto loans sold, including accrued interest, of $441.5 million and $1.1 billion for the third quarter and first nine months of 2015, respectively, compared with recognized net gains of $15.3 million and $31.5 million on the recorded investment of auto loans sold, including accrued interest, of $486.9 million and $970.4 million for the same periods in 2014. During the third quarter and first nine months of 2015, TCF recognized net gains of $10.8 million and $22.0 million on the recorded investment of auto loans sold, including accrued interest, of $441.5 million and $880.8 million in securitization transactions, respectively. During both the third quarter and first nine months of 2014, TCF recognized a net gain of $7.4 million on the recorded investment of auto loans sold, including accrued interest, of $258.6 million in a securitization transaction.

Gains on Sales of Consumer Real Estate Loans, Net  TCF recognized net gains of $6.9 million and $26.9 million on the recorded investment of consumer real estate loans sold, including accrued interest, of $246.8 million and $878.5 million for the third quarter and first nine months of 2015, respectively, compared with recognized net gains of $8.6 million and $28.3 million on the recorded investment of consumer real estate loans sold, including accrued interest, of $234.6 million and $808.6 million for the same periods in 2014. TCF has two consumer real estate loan sale programs; one that sells nationally originated junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains was $1.7 million and $4.7 million on the recorded investment of first mortgage lien loans sold related to the correspondent lending program, including accrued interest, of $76.7 million and $212.9 million for the third quarter and first nine months of 2015, respectively. There were no sales of correspondent lending loans during the third quarter and first nine months of 2014.

Servicing Fee Income  Servicing fee income totaled $8.0 million and $22.6 million for the third quarter and first nine months of 2015, respectively, compared with $5.9 million and $15.1 million for the same periods in 2014. The increases from both periods were primarily due to the cumulative effect of an increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. Total loans and leases serviced for others was $4.1 billion as of September 30, 2015, compared with $3.1 billion as of September 30, 2014.

Non-interest Expense  Non-interest expense totaled $222.3 million and $672.2 million for the third quarter and first nine months of 2015, respectively, compared with $219.7 million and $650.0 million for the same periods in 2014.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $116.7 million and $348.7 million for the third quarter and first nine months of 2015, respectively, compared with $112.4 million and $337.1 million for the same periods in 2014. The increases from both periods were primarily due to the increased staff levels to support the growth of auto finance and further build out of the risk management function.

FDIC Insurance  FDIC insurance expense totaled $4.8 million and $15.1 million for the third quarter and first nine months of 2015, respectively, compared with $7.3 million and $22.5 million for the same periods in 2014. The decreases from both periods were due to a lower assessment rate primarily as a result of the TDR loan sale that occurred in the fourth quarter of 2014 and improved credit metrics.

Income Taxes  Income tax expense totaled $30.5 million for the third quarter of 2015, or 35.8% of income before income tax expense, compared with $30.8 million, or 36.3% for the same period in 2014. Income tax expense totaled $82.3 million for the first nine months of 2015, or 35.2% of income before income tax expense, compared with $88.8 million, or 36.2% for the same period in 2014.

Consolidated Financial Condition Analysis

Loans and Leases  Total loans and leases were $17.2 billion at September 30, 2015, an increase of 4.9%, from $16.4 billion at December 31, 2014, primarily driven by growth in the auto finance and inventory finance portfolios.

Consumer Real Estate The consumer real estate portfolio consisted of $2.7 billion and $2.9 billion of first mortgage lien loans and junior lien loans, respectively, at September 30, 2015, a decrease of 13.2% and an increase of 13.6%, respectively, from $3.1 billion and $2.5 billion, respectively, at December 31, 2014. At September 30, 2015, 54.1% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 47.7% at December 31, 2014. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate lending portfolio was 732 and 734 as of September 30, 2015 and December 31, 2014, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 731 and 730 as of September 30, 2015 and December 31, 2014, respectively. Outstanding balances on home equity lines of credit were $2.7 billion and $2.3 billion at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, 56.9% of the consumer real estate loan balance had been originated since January 1, 2009 with annualized net charge-offs of 0.04%.

Commercial Real Estate and Business Lending The commercial real estate and business lending portfolio consisted of $2.6 billion and $0.6 billion of commercial real estate loans and commercial business loans, respectively, at September 30, 2015, a decrease of 2.4% and an increase of 3.2%, respectively, from $2.6 billion and $0.5 billion, respectively, at December 31, 2014. At September 30, 2015, 85.1% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.3% at December 31, 2014. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both September 30, 2015 and December 31, 2014. Variable and adjustable-rate loans represented 64.1% of the total commercial loans outstanding at September 30, 2015, compared with 58.3% at December 31, 2014.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.0 billion of leases and $1.9 billion of loans, respectively, at September 30, 2015, an increase of 4.0% and 2.9%, respectively, from $1.9 billion of leases and $1.8 billion of loans at December 31, 2014. The uninstalled backlog of approved transactions was $501.5 million at September 30, 2015, compared with $418.0 million at December 31, 2014.

Inventory Finance Inventory finance loans totaled $2.2 billion at September 30, 2015, an increase of 14.7% from $1.9 billion at December 31, 2014, primarily due to an increase within lawn and garden, combined with growth in the powersports segment as our customers continue to experience growth in their businesses.

Auto Finance Auto finance loans totaled $2.4 billion at September 30, 2015, an increase of 26.8% from $1.9 billion at December 31, 2014. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states and more than 11,400 active dealers at September 30, 2015, compared with more than 10,500 active dealers at December 31, 2014. The auto finance portfolio consisted of 25.0% new car loans and 75.0% used car loans at September 30, 2015, compared with 25.4% and 74.6%, respectively, at December 31, 2014. The average original FICO score for the held for investment auto finance portfolio was 725 and 724 at September 30, 2015 and December 31, 2014, respectively.

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

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Loans and Leases Balance	Percentage of Portfolio	Loans and Leases Balance	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$8,400	0.36%	$13,370	0.49%
Junior lien	2,316	0.08	2,091	0.08
Total consumer real estate	10,716	0.21	15,461	0.30
Commercial	7,468	0.25	—	—
Leasing and equipment finance	7,276	0.19	2,549	0.07
Inventory finance	195	0.01	75	—
Auto finance	2,769	0.11	4,263	0.22
Other	35	0.17	—	—
Subtotal	28,459	0.17	22,348	0.14
Delinquencies in acquired portfolios	1,120	0.37	88	0.03
Total	$29,579	0.17	$22,436	0.14

Loan Modifications  The following table provides a summary of accruing TDR loans.

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Consumer real estate	$107,557	$111,933
Commercial	40,480	80,375
Leasing and equipment finance	1,657	924
Inventory finance	123	527
Auto finance	400	—
Other	18	89
Total	$150,235	$193,848
Over 60-day delinquency as a percentage of total accruing TDR loans	1.14%	1.39%

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

Under consumer real estate programs, TCF typically reduces a customer's contractual payments through reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 60% of the original contractual interest due on accruing consumer real estate TDR loans during the third quarter of 2015, yielding 4.1%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At September 30, 2015, 80.2% of total commercial TDR loans were accruing and TCF recognized more than 87% of the original contractual interest due on accruing commercial TDR loans during the third quarter of 2015. At September 30, 2015, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF previously utilized a multiple note structure as a workout alternative for certain commercial loans, which restructured a troubled loan into two notes. When utilizing this multiple note structure, the first note was always classified as a TDR loan. Under TCF policy, the first note was established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At September 30, 2015, two TDR loans restructured as multiple notes with a combined total contractual balance of $11.4 million and a remaining book balance of $10.8 million are included in the preceding table.

See Note 5 of Notes to Consolidated Financial Statements, Allowance for Loan and Lease Losses and Credit Quality Information, for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Consumer real estate:
First mortgage lien	$130,343	$137,790
Junior lien	41,599	35,481
Total consumer real estate	171,942	173,271
Commercial:
Commercial real estate	10,885	24,554
Commercial business	3,674	481
Total commercial	14,559	25,035
Leasing and equipment finance	10,197	12,670
Inventory finance	1,711	2,082
Auto finance	7,698	3,676
Other	3	—
Total non-accrual loans and leases	206,110	216,734
Other real estate owned	58,584	65,650
Total non-accrual loans and leases and other real estate owned	$264,694	$282,384

Non-accrual loans and leases as a percentage of total loans and leases	1.20%	1.32%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.53	1.71

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	74.70	75.75

The following table summarizes TCF's non-accrual TDR loans included in the table above.

(In thousands)	At September 30, 2015	At December 31, 2014
Consumer real estate	$83,125	$87,685
Commercial	10,015	11,265
Leasing and equipment finance	1,037	1,953
Inventory finance	173	37
Auto finance	6,855	3,676
Total	$101,205	$104,616

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

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2015 are summarized in the following tables.

	At or For the Three Months Ended September 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$167,854	$17,112	$11,440	$2,896	$6,405	$3	$205,710
Additions	35,130	4,932	3,841	1,693	2,903	6	48,505
(Charge-offs) recoveries	(4,968)	(482)	(1,055)	(84)	(506)	40	(7,055)
Transfers to other assets	(15,121)	—	(679)	(253)	(347)	—	(16,400)
Return to accrual status	(4,143)	(2,827)	(1,576)	(1,644)	—	—	(10,190)
Payments received	(6,566)	(4,509)	(1,774)	(1,069)	(757)	(46)	(14,721)
Sales	—	(705)	—	—	—	—	(705)
Other, net	(244)	1,038	—	172	—	—	966
Balance, end of period	$171,942	$14,559	$10,197	$1,711	$7,698	$3	$206,110

	At or For the Nine Months Ended September 30, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734
Additions	101,284	9,636	11,504	11,166	7,395	13	140,998
(Charge-offs) recoveries	(20,382)	(3,931)	(3,845)	(917)	(1,007)	56	(30,026)
Transfers to other assets	(46,861)	(245)	(1,811)	(1,376)	(626)	—	(50,919)
Return to accrual status	(17,527)	(2,827)	(1,884)	(5,918)	—	—	(28,156)
Payments received	(17,891)	(10,992)	(6,437)	(4,112)	(1,740)	(66)	(41,238)
Sales	—	(3,308)	—	—	—	—	(3,308)
Other, net	48	1,191	—	786	—	—	2,025
Balance, end of period	$171,942	$14,559	$10,197	$1,711	$7,698	$3	$206,110

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At September 30, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,351,918	$65,960	$23,894	$—	$5,441,772	$171,942	$5,613,714
Commercial	3,003,093	52,292	42,381	—	3,097,766	14,559	3,112,325
Leasing and equipment finance	3,834,966	19,062	9,356	—	3,863,384	10,197	3,873,581
Inventory finance	1,865,582	123,790	162,302	—	2,151,674	1,711	2,153,385
Auto finance	2,415,014	—	4,655	—	2,419,669	7,698	2,427,367
Other	20,636	—	35	—	20,671	3	20,674
Total loans and leases	$16,491,209	$261,104	$242,623	$—	$16,994,936	$206,110	$17,201,046
Percent of total loans and leases	95.9%	1.5%	1.4%	—%	98.8%	1.2%	100.0%

	At December 31, 2014
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,395,103	$69,811	$44,179	$—	$5,509,093	$173,271	$5,682,364
Commercial	3,033,992	46,935	51,703	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,704,565	16,539	11,548	—	3,732,652	12,670	3,745,322
Inventory finance	1,661,701	90,413	122,894	—	1,875,008	2,082	1,877,090
Auto finance	1,906,740	—	4,645	—	1,911,385	3,676	1,915,061
Other	24,136	8	—	—	24,144	—	24,144
Total loans and leases	$15,726,237	$223,706	$234,969	$—	$16,184,912	$216,734	$16,401,646
Percent of total loans and leases	95.9%	1.4%	1.4%	—%	98.7%	1.3%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $448.7 million at September 30, 2015, a decrease of $3.0 million from December 31, 2014, primarily due to a decrease of substandard loans in the consumer real estate loan portfolio and improved credit quality and continued efforts to actively work out problem loans in the commercial portfolio, partially offset by an increase of substandard loans in the inventory finance portfolio. Included in the table above in the non-accrual column are $53.3 million and $50.0 million of consumer real estate loans discharged in Chapter 7 bankruptcy that were not reaffirmed at September 30, 2015 and December 31, 2014, respectively.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $154.0 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2015. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Allowance	Percentage of Portfolio	Allowance	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$38,834	1.43%	$55,319	1.76%
Junior lien	31,495	1.09	30,042	1.18
Consumer real estate	70,329	1.25	85,361	1.50
Commercial:
Commercial real estate	22,269	0.87	24,616	0.94
Commercial business	7,737	1.41	6,751	1.27
Total commercial	30,006	0.96	31,367	0.99
Leasing and equipment finance	18,177	0.47	18,446	0.49
Inventory finance	11,121	0.52	10,020	0.53
Auto finance	23,722	0.98	18,230	0.95
Other	607	2.94	745	3.09
Total allowance for loan and lease losses	153,962	0.90	164,169	1.00
Other credit loss reserves:
Reserves for unfunded commitments	840	N.A.	943	N.A.
Total credit loss reserves	$154,802	0.90	$165,112	1.01
N.A. Not Applicable.

At September 30, 2015, the allowance as a percent of total loans and leases decreased to 0.90%, compared with 1.00% at December 31, 2014. The decrease was driven primarily by reduced reserves in the consumer real estate portfolio resulting from improved home values.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At September 30, 2015	At December 31, 2014
Other real estate owned:(1)
Consumer real estate	$45,429	$44,932
Commercial real estate	13,155	20,718
Total other real estate owned	58,584	65,650
Repossessed and returned assets	8,073	3,525
Total other real estate owned and repossessed and returned assets	$66,657	$69,175

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 290 owned properties and 128 foreclosed properties subject to redemption at September 30, 2015, compared with 277 owned properties and 146 foreclosed properties subject to redemption at December 31, 2014. The increase in owned properties from December 31, 2014 resulted from the addition of 455 properties, partially offset by sales of 442 properties. The average length of time of consumer real estate properties sold during the third quarter of 2015 and 2014 was approximately 5.9 months and 5.6 months, respectively, from the date the properties were listed for sale. Consumer real estate loans in process of foreclosure were $46.3 million and $59.3 million at September 30, 2015 and December 31, 2014, respectively.

The changes in the amount of other real estate owned for the third quarter and first nine months of 2015 are summarized in the following tables.

	At or For the Three Months Ended September 30, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,336	$13,671	$58,007
Transferred in, net of charge-offs	15,087	—	15,087
Sales	(13,103)	(339)	(13,442)
Write-downs	(2,640)	(228)	(2,868)
Other, net	1,749	51	1,800
Balance, end of period	$45,429	$13,155	$58,584

	At or For the Nine Months Ended September 30, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,932	$20,718	$65,650
Transferred in, net of charge-offs	45,713	246	45,959
Sales	(41,295)	(4,710)	(46,005)
Write-downs	(7,226)	(3,069)	(10,295)
Other, net	3,305	(30)	3,275
Balance, end of period	$45,429	$13,155	$58,584

Liquidity Management Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and securitizations and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

TCF Bank had $444.5 million and $767.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2015 and December 31, 2014, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.2 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At September 30, 2015, TCFCFC had $5.3 million (USD) outstanding under the line of credit with the counterparty.

Deposits  Deposits totaled $16.1 billion at September 30, 2015, an increase of $0.6 billion, or 3.9%, from December 31, 2014, primarily due to special campaigns for certificates of deposit and money market accounts.

Checking, savings and certain money market deposits are an important source of low interest cost funds for TCF. The average balance of these types of deposits for the third quarter of 2015 was $10.0 billion, a decrease of $0.8 billion from the $10.7 billion average balance for the third quarter of 2014. These deposits comprised 62.4% of total average deposits for the third quarter of 2015, compared with 70.8% of total average deposits for the third quarter of 2014.

Certificates of deposit totaled $3.6 billion at September 30, 2015, compared with $3.0 billion at December 31, 2014.

Non-interest bearing checking accounts represented 18.8% of total deposits at September 30, 2015, compared with 18.3% at December 31, 2014. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.29% at September 30, 2015, compared with 0.26% at December 31, 2014. The increase was primarily due to increased average rates resulting from promotions for money market accounts and certificates of deposit.

Borrowings  Borrowings totaled $1.2 billion at both September 30, 2015 and December 31, 2014. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. At September 30, 2015, TCF had $2.5 billion of unused, secured borrowing capacity at the FHLB of Des Moines.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum. Simultaneously, TCF Bank entered into an interest rate swap agreement designated as a fair value hedge. The effect of the interest rate swap is to effectively convert the fixed-rate on the subordinated notes to a floating interest rate based on the three-month London InterBank Offered Rate ("LIBOR") plus a fixed number of basis points on the notional amount.

See Note 7 and Note 8 of Notes to Consolidated Financial Statements, Short-term Borrowings and Long-term Borrowings, respectively, for additional information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF manages its capital levels to exceed all regulatory capital requirements for well-capitalized banks and bank holding companies. At September 30, 2015 and December 31, 2014, regulatory capital for TCF and TCF Bank exceeded their respective regulatory capital requirements. See Note 9 of Notes to Consolidated Financial Statements, Regulatory Capital Requirements.

Preferred Stock  At September 30, 2015, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)("Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At September 30, 2015, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share ("Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity  Total equity at September 30, 2015 was $2.3 billion, or 11.3% of total assets, compared with $2.1 billion, or 11.0% of total assets, at December 31, 2014. Dividends to common stockholders on a per share basis totaled 5 cents for the quarters ended September 30, 2015 and 2014. TCF's common dividend payout ratio was 17.2% for both the quarters ended September 30, 2015 and 2014. On October 19, 2015, TCF's Board of Directors declared a regular quarterly cash dividend of 7.5 cents per common share, an increase of 50%, payable on December 1, 2015, to stockholders of record at the close of business on November 13, 2015. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2015, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Tangible common equity at September 30, 2015 was $1.8 billion, or 8.86% of total tangible assets, compared with $1.6 billion, or 8.50% of total tangible assets, at December 31, 2014. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Computation of tangible common equity to tangible assets:
Total equity	$2,273,147	$2,135,364
Less: Non-controlling interest in subsidiaries	18,500	13,715
Total TCF Financial Corporation stockholders' equity	2,254,647	2,121,649
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles	3,518	4,641
Tangible common equity	$1,762,249	$1,628,128

Total assets	$20,125,936	$19,394,611
Less:
Goodwill	225,640	225,640
Other intangibles	3,518	4,641
Tangible assets	$19,896,778	$19,164,330
Tangible common equity to tangible assets	8.86%	8.50%

Recent Accounting Developments

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which amends the rules related to provisional amounts recognized at the acquisition date of a business combination. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends certain SEC content concerning the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This ASU became effective upon issuance and was adopted in the third quarter of 2015. The adoption of this ASU did not have an impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force), which simplifies the measurement, presentation and related disclosures for fully benefit-responsive investment contracts and disclosures about plan investments and allows a plan with a fiscal year end that does not coincide with the end of a calendar month to make an accounting policy election to measure its investments and investment-related accounts using the month end closest to its fiscal year end. The adoption of this ASU will be required on a retrospective basis for Part I and II and on a prospective basis for Part III beginning with the plan’s financial statements for the year ending December 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to Accounting Standards Codification 820, Fair Value Measurement. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which updates guidance about whether a cloud computing arrangement includes a software license and how to account for those software licenses. This ASU was adopted by TCF on September 1, 2015. The adoption of this ASU did not have an impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this ASU will be required, using one of two retrospective application methods. In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one-year. The adoption of this ASU is now required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change, including the failure to develop and maintain technology necessary to satisfy customer demands; ability to attract and retain employees given competitive conditions and the impact of consolidating facilities.

Litigation Risks.  Results of litigation or government enforcement actions, including class action litigation or enforcement actions concerning TCF's lending or deposit activities, including account opening/origination, servicing practices, fees or charges, or employment practices; and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

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

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management's control, such as consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, consumer behavior and management strategies, among other factors. TCF performs various sensitivity analyses on assumptions of new loan spreads, prepayment rates, basis risk, deposit attrition and deposit repricing.

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income
(Dollars in millions)	September 30, 2015		December 31, 2014
Immediate Change in Interest Rates:
+200 basis points	$90.5	11.1%	$73.6	8.9%
+100 basis points	48.3	5.9	39.4	4.7

As of September 30, 2015, 54.5% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 62.4% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits should enable TCF to increase net interest income when interest rates rise.

Management also uses economic value of equity ("EVE") and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Interest rate gap is the difference between interest-earning assets and interest-bearing liabilities repricing within a given period and represents the net asset or liability sensitivity at a point in time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC")'s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF's disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau ("CFPB"), and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF’s practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. The NORA Letter offers TCF the opportunity to make a written statement setting forth any reasons of law or policy why TCF believes that the CFPB should not take action against it, which TCF intends to do. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF’s business practices or operations, which could have a material adverse effect on TCF.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 to July 31, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	330	$16.43	N.A.	N.A.
August 1 to August 31, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	4,034	$16.43	N.A.	N.A.
September 1 to September 30, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	4,364	$16.43	N.A.	N.A.
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

Dated: November 4, 2015

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein