Form 10-K
period 2015-12-31
TCF FINANCIAL CORP
filed 2016-02-29
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
 Commission File No. 001-10253

TCF Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Lake Street East
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [X]    No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]    No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,546,966,152.
As of February 22, 2016, there were 170,618,639 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the Registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on April 27, 2016 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets). TCF delivers retail banking products in 44 states and commercial banking products mainly in TCF's primary banking markets. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries; commercial inventory finance business in all 50 states and Canada and, to a limited extent, in other foreign countries and indirect auto finance business in all 50 states. TCF generated total revenue, defined as net interest income plus total non-interest income, of $1.2 billion in the U.S. in each of 2015, 2014 and 2013. International revenue, primarily from Canada, was $27.3 million, $27.9 million and $25.3 million in 2015, 2014 and 2013, respectively.

TCF had total assets of $20.7 billion as of December 31, 2015 and was the 45th largest publicly traded bank holding company in the United States based on total assets at September 30, 2015.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth in its leasing and equipment finance, inventory finance, auto finance and consumer real estate junior lien lending businesses.

TCF's reportable segments are comprised of Lending, Funding and Support Services. Lending includes consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks. Support Services includes Holding Company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") - Results of Operations - Reportable Segment Results" and Note 22, Business Segments of Notes to Consolidated Financial Statements for information regarding revenue, income and assets for each of TCF's reportable segments.

Lending

TCF's lending strategy is to originate diversified portfolios of high credit quality, primarily secured, loans and leases.

Consumer Real Estate TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation and financing of home improvements. TCF's retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a very limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or as a revolving line of credit. Loans are originated for investment and for sale. TCF has two consumer real estate loan sale programs; one that sells nationally originated junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. TCF does not have any consumer real estate subprime lending programs. TCF continues to expand its junior lien lending business through a national lending platform focused on junior lien loans to high credit quality customers.

Commercial Real Estate and Business Lending With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both December 31, 2015 and 2014.

Commercial real estate loans are loans originated by TCF that are secured by commercial real estate, including multi-family housing, warehouse and industrial buildings, office buildings, health care facilities, retail services and commercial real estate construction loans, mainly to borrowers based in its primary banking markets. The commercial real estate portfolio represented 82.4% and 83.1% of TCF's total commercial portfolio at December 31, 2015 and 2014, respectively.

Commercial business loans are loans originated by TCF that are secured by various types of business assets including inventory, receivables, equipment or financial instruments. Commercial business loans are used for a variety of purposes, including working capital and financing the purchase of equipment. TCF continues to develop its capital funding business that began in 2012 specializing in secured, asset-backed and cash flow lending to smaller middle-market companies in the U.S. Approximately 55% of TCF's commercial business loans outstanding at December 31, 2015 were to borrowers based in its primary banking markets.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicles, construction, golf cart and turf, medical, manufacturing, and technology and data processing. TCF's leasing and equipment finance businesses, TCF Equipment Finance, a division of TCF Bank, and Winthrop Resources Corporation ("Winthrop"), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech essential business equipment such as computers, servers, telecommunication equipment, medical equipment and other technology equipment.

Inventory Finance TCF Inventory Finance, Inc. ("TCF Inventory Finance") originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation focuses on establishing relationships with distributors, dealer buying groups and manufacturers, giving TCF access to thousands of independent retailers primarily in the areas of powersports and lawn and garden. TCF Inventory Finance operates in all 50 states and Canada and, to a limited extent, in other foreign countries. TCF Inventory Finance's portfolio balances are impacted by seasonal shipments and sales activities as dealers receive inventory shipments in anticipation of the upcoming selling season while carrying current season product. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF maintains a 55% ownership interest in Red Iron, with Toro owning the other 45%.

Auto Finance Gateway One Lending & Finance, LLC ("Gateway One"), headquartered in Anaheim, California, originates and services loans on new and used autos to customers through relationships established with more than 11,800 franchised and independent dealers in all 50 states. Loans are originated for investment and for sale, including securitizations. Gateway One's business strategy is to maintain strong relationships with key personnel at the dealerships. These relationships are a significant driver in generating volume and executing a high-touch underwriting approach to minimize credit losses.

Funding

Branch Banking Deposits from consumers and small businesses are a primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF's primary banking markets through the offering of a broad selection of deposit products, including free checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plan accounts. TCF's marketing strategy emphasizes attracting deposits, primarily in checking accounts, savings accounts, money market accounts and certificates of deposit. Such deposit accounts are a source of low cost funds and provide fee income, including banking fees and service charges. TCF provides an online and mobile banking platform to further enhance the customer banking experience.

At December 31, 2015, TCF had 375 branches, consisting of 192 traditional branches, 177 supermarket branches and six campus branches. TCF operates 155 branches in Illinois, 99 in Minnesota, 53 in Michigan, 34 in Colorado, 24 in Wisconsin, seven in Arizona, two in South Dakota and one in Indiana. Of its 177 supermarket branches, TCF had 117 branches in Jewel-Osco® stores at December 31, 2015. TCF will be closing 33 branches located in Jewel-Osco stores in 2016 and in their place installing ATMs that feature advanced transaction capabilities. See "Item 1A. Risk Factors" for additional information regarding the risks related to TCF's supermarket branch relationships.

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

Treasury Services Treasury Services' primary responsibility is management of liquidity, capital, interest rate risk, and portfolio investments and borrowings. Treasury Services has authority to invest in various types of liquid assets including, but not limited to, United States Department of the Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, obligations of states and political subdivisions, deposits of insured banks, bankers' acceptances and federal funds. Treasury Services also has the authority to enter into wholesale borrowing transactions which may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank ("FHLB") advances, brokered deposits, repurchase agreements, federal funds and other permitted borrowings from creditworthy counterparties.

Information concerning TCF's FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in "Item 7. Management's Discussion and Analysis - Consolidated Financial Condition Analysis - Borrowings" and in Note 10, Short-term Borrowings and Note 11, Long-term Borrowings of Notes to Consolidated Financial Statements.

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

Employees As of December 31, 2015, TCF had 6,755 employees, including 1,233 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

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

Regulatory Capital Requirements  TCF Financial and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital standards.

In July 2013, the Board of Governors of the Federal Reserve System, the OCC and FDIC approved final rules (the "Final Capital Rules") implementing revised capital requirements to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the Basel III international capital standards. The Final Capital Rules became applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent five years. Among other things, the Final Capital Rules established a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increased the minimum Tier 1 capital ratio from 4.0% to 6.0% and included a minimum leverage ratio of 4.0%; placed an emphasis on common equity Tier 1 capital and changed the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. TCF and TCF Bank exceeded the Basel III capital standards as of December 31, 2015. See Note 14,  Regulatory Capital Requirements of Notes to Consolidated Financial Statements for additional information.

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

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax earnings. Annual dividend distributions in excess of earnings could result in a tax liability based on the amount of excess earnings distributed and current tax rates.

Regulation of TCF and Affiliates and Insider Transactions  TCF Financial is subject to Federal Reserve regulations, examinations and reporting requirements applicable to bank holding companies. Subsidiaries of bank holding companies, like TCF Bank, are subject to certain restrictions in their dealings with holding company affiliates.

A holding company must serve as a source of strength for its subsidiary banks, and the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, the OCC may assess TCF Financial if it believes the capital of TCF Bank has become impaired. If TCF Financial were to fail to pay such an assessment within three months, the Board of Directors would be required to cause the sale of TCF Bank's stock to cover a deficiency in the capital. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

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

Insurance of Accounts  Under current law, the aggregate balance of a depositor's deposit accounts are insured up to at least the standard maximum deposit insurance amount of $250 thousand at each separately chartered FDIC-insured institution.

Under Section 331 of the Dodd-Frank Act, the FDIC insurance assessment base is defined as average total assets minus tangible equity. In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on certain insured deposits to pay for the interest cost of Financing Corporation bonds. The Financing Corporation assessment rate for 2015 was 60 cents for each $100 of deposits. Financing Corporation assessments of $1.0 million, $1.0 million and $1.1 million were paid by TCF Bank in 2015, 2014 and 2013, respectively.

The Dodd-Frank Act also gave the FDIC much greater discretion to manage the Deposit Insurance Fund ("DIF"). Among other things, the Dodd-Frank Act: (i) raised the minimum designated reserve ratio ("DRR") from 1.15% to 1.35% and removed the upper limit on the DRR; (ii) requires the DIF to reach 1.35% by September 30, 2020; (iii) requires that in setting assessments the FDIC offset the effect of the DRR reaching 1.35% by September 30, 2020, rather than 1.15% by the end of 2016, on insured depository institutions with total consolidated assets of less than $10.0 billion; (iv) eliminated the requirement that the FDIC pay dividends from the fund when the DRR is between 1.35% and 1.5%; and (v) continued the FDIC's authority to declare dividends when the DRR at the end of a calendar year is at least 1.5%. On December 15, 2010, the FDIC set the DRR at 2.0% and it has not changed since that time.

The Dodd-Frank Act requires that, for at least five years, the FDIC must make available to the public the reserve ratio using both estimated insured deposits and the new assessment base. As of September 30, 2015, the DIF ratio calculated by the FDIC using estimated insured deposits was 1.09%. The DIF reserve ratio would have been 0.51% using the new assessment base. In 2015, for banks with at least $10.0 billion in total assets, the annual insurance premiums on bank deposits insured by the DIF ranged from 2.5 cents to 45 cents per $100 of deposits. TCF's FDIC insurance expense was $20.3 million, $25.1 million and $32.1 million in 2015, 2014 and 2013, respectively.

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the Federal Reserve, the OCC, the CFPB and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan and lease loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Subsidiaries of TCF Bank are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain activities. See "Item 1A. Risk Factors."

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

Taxation

Federal Taxation  TCF's federal income tax returns are open and subject to examination for 2013 and later tax return years.

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

See "Item 7. Management's Discussion and Analysis - Consolidated Income Statement Analysis - Income Taxes" and Note 1, Summary of Significant Accounting Policies and Note 12, Income Taxes of Notes to Consolidated Financial Statements for additional information regarding TCF's income taxes.

Available Information

TCF's website, www.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF's Annual Report, and periodic filings required by the United States Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. TCF's Compensation, Nominating, and Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and information on all of TCF's securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-01-G, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

Various risks and uncertainties may affect TCF's business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or TCF's other SEC filings may have a material impact on TCF's financial condition or results of operations.

TCF's earnings are significantly affected by general economic and political conditions.

TCF's operations and profitability are impacted by both business and economic conditions generally, as well as those in the local markets in which TCF operates. Economic conditions have a significant impact on the demand for TCF's products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans, the ability of TCF to sell or securitize loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF's financial condition and results of operations.

Additionally, adverse economic conditions may result in a decline in demand for automobiles or equipment that TCF leases or finances, which could result in a decline in the amount of new equipment being placed in service, as well as declines in the values of automobiles and equipment already in service. Adverse economic conditions may also hinder TCF from expanding the inventory or auto finance businesses by limiting its ability to attract and retain manufacturers and dealers as expected. Any such difficulties in TCF's leasing and equipment, inventory and auto finance businesses could have a material adverse effect on its financial condition and results of operations.

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

TCF Financial is a separate and distinct legal entity from its banking and other subsidiaries. TCF Financial's liquidity comes principally from dividends from TCF Bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds TCF Financial uses to pay dividends on its preferred and common stock and to meet its other cash needs. In the event TCF Bank is unable to pay dividends to it, TCF Financial may not be able to pay dividends or other obligations, which would have a material adverse effect on TCF's financial condition and results of operations.

Competition for growth in deposits and evolving payment system developments could increase TCF's funding costs.

TCF relies on bank deposits to be a low cost and stable source of funding. TCF competes with banks and other financial institutions for deposits and it is expected that competition for deposits will continue to increase. If TCF's competitors raise the rates they pay on deposits, TCF may experience either a loss of deposits or an increase in rates paid by TCF to avoid losing deposits. Industry developments involving payment system changes could also impose additional costs. Losses of deposits may require TCF to address its liquidity needs in ways that increase its funding costs. Increased funding costs could reduce TCF's net interest margin and net interest income, which could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF's businesses depend on their ability to process, record and monitor a large number of complex transactions. Third party vendors provide key components of TCF's business infrastructure, such as internet connections, network access and transaction and other processing services. While TCF has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including inadequate or interrupted service, could adversely affect TCF's ability to process, record or monitor transactions, or to deliver products and services to its customers and to conduct its business. Replacing these third party vendors could also entail significant delay and expense. If any of TCF's financial, accounting or other data processing systems fail or if personal information of TCF's customers or clients were mishandled or misused (whether by employees or counterparties), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

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

In addition, there have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including by intercepting account information at locations where customers make purchases, as well as through the use of social engineering schemes such as "phishing." For example, many retailers have reported data breaches resulting in the loss of customer information. In the event that third parties are able to misappropriate financial information of TCF's customers, even if such breaches take place due to weaknesses in other parties' internal data security procedures, TCF could suffer reputational damage or financial losses which could have a material adverse effect on its financial condition and results of operations.

The success of TCF's supermarket branches depends on the continued long-term success and viability of TCF's supermarket partners, TCF's ability to maintain licenses or lease agreements for its supermarket locations and customer preferences.

A significant financial decline or change in ownership involving one of TCF's supermarket partners, including SUPERVALU Inc. or Jewel-Osco, could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2015, TCF had 177 supermarket branches. Supermarket banking continues to play an important role in TCF's deposit account strategy. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner, or that we may not be able to renew branch leases with our supermarket partners on favorable terms, or at all.

Also, difficult economic conditions, financial or labor difficulties in the supermarket industry, or a decrease in customer utilization of traditional bank branches may reduce activity in TCF's supermarket branches. Although utilization of these branches may decrease, the nature of these leases with our supermarket partners generally do not allow us to terminate significant numbers of individual branches. Because these leases are generally all renewed together, in the event of a decrease in customer utilization there may be limited opportunities to terminate unprofitable branch leases. Any of the above risks could have a material adverse effect on TCF's financial condition and results of operations.

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

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation, which may increase in connection with current economic and market conditions. TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks. Some of TCF's competitors have fewer regulatory constraints or lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally highly depend, could present operational issues and require considerable capital spending. Further, decreased underwriting standards of competitors may result in lower interest rates or loan volumes. As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient.

TCF's remedies may not fully satisfy the obligations owed to TCF upon default by a borrower. TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable credit losses incurred within the existing portfolio of loans and leases. The level of the allowance for loan and lease losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan and lease portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review TCF's allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan and lease charge-offs, based on judgments different than those of management. An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF's financial condition and results of operations.

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

Future changes in regulations, regulatory policies, interpretation and enforcement of statutes, regulations or policies could result in reduced revenues, increased compliance burdens, additional costs, limits on the types of financial services and products we may offer or increased competition from non-banks offering competing financial services and products, among other things. Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. For example, the CFPB has examination and enforcement authority over TCF Bank and its subsidiaries, and broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Uncertainties remain concerning how the term "abusive" will be enforced. In recent years there has been an increase in the frequency of enforcement actions brought by regulatory agencies, such as the CFPB, dealing with matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers.

For example, on October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF’s practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced and TCF has provided the CFPB with a written statement setting forth the reasons of law and policy why it believes that the CFPB should not take action. TCF is in discussions with the CFPB and is seeking to reach an appropriate resolution of the matter. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF’s business practices or operations, which could have a material adverse effect on TCF.

While TCF has policies and procedures designed to prevent violations of laws, regulations and regulatory policies, and to ensure compliance with new or changed laws, regulations and regulatory policies, there can be no assurance that violations will not occur, and failure to comply could result in reputational damage, remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF's business practices or operations, any of which could have a material adverse effect on its financial condition and results of operations.

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

TCF's risk management framework seeks to mitigate risk and any resulting loss. TCF has established processes intended to identify, measure, monitor, report and analyze the types of risk to which TCF is subject, including legal and compliance, operational, reputational, strategic and market risk such as interest rate, credit, liquidity and foreign currency risk. However, as with any risk management framework, there are inherent limitations to TCF's risk management strategies. There may exist, or develop in the future, risks that TCF has not appropriately anticipated or identified. Any future breakdowns in TCF's risk management framework could have a material adverse effect on its financial condition and results of operations.

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

TCF may receive interest-only strips in connection with certain of its loan sales. The interest-only strip is recorded at fair value at the time of sale, which represents the present value of future cash flows expected to be received by TCF. The value of these interest-only strips may be affected by factors such as changes in the behavior patterns of customers (including defaults and prepayments), changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from TCF's expectations. The impact of such factors could have a material adverse effect on the value of these interest-only strips and on TCF's financial condition and results of operations.

In addition, TCF relies on the sale and securitization of loans to generate earnings and manage its liquidity and capital levels, as well as geographical and product diversity in its loan portfolio. For example, in 2015, TCF recognized net gains of $72.0 million on the recorded investment of $2.6 billion in consumer real estate and auto loans sold, including accrued interest. This included total consumer auto loan securitization transaction net gains of $25.5 million on $1.1 billion of the recorded investment, including accrued interest.

Disruptions in the financial markets, changes to regulations that reduce the attractiveness of such loans to purchasers of the loans, or a decrease in the willingness of purchasers to purchase loans from TCF, or in general, could require TCF to decrease its lending activities or retain a greater portion of the loans it originates. Although retaining, rather than selling, loans would generate additional interest income, it would result in a decrease in the gains recognized on the sale of loans, would decrease TCF's capital ratios as a result of the increase of risk weighted assets, could result in decreased liquidity, and could result in increased credit risk as TCF's loan portfolio increased in size from loans it originated but did not sell. As a result, any of these developments could have a material adverse effect on TCF's financial condition and results of operations.

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

Management transition and the failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

TCF's success depends to a large extent upon its key personnel, including its ability to attract and retain such personnel. The loss of key personnel could have a material adverse impact on TCF's business because of their skills, market knowledge, industry experience and the difficulty of promptly finding qualified replacements. On January 1, 2016, several management changes became effective, including Craig R. Dahl assuming the role of Chief Executive Officer, Brian W. Maass assuming the role of Chief Financial Officer, and Thomas F. Jasper assuming the role of Chief Operating Officer. Although each of these positions was filled internally, and there were no executive departures as a result of these changes, any significant leadership change or executive management transition involves inherent risk, and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. Additionally, portions of TCF's business are relationship driven, and many of its key personnel have extensive customer relationships. Loss of such key personnel to a competitor could result in the loss of some of TCF's customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF's accounting policies are fundamental to the understanding of its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of TCF's assets or liabilities and results of operations. Some of TCF's accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts would be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, TCF could experience material losses. From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of TCF's financial statements. These changes are beyond TCF's control, can be difficult to predict and could materially impact how TCF reports its financial condition and results of operations. Additionally, TCF could be required to apply a new or revised standard retrospectively, resulting in it restating prior period financial statements in material amounts.

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

In particular, the financial services industry has increasingly been targeted by lawsuits alleging infringement of patent rights, often from patent holding companies seeking to monetize patents they have purchased or otherwise obtained. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted and costly litigation which may be time consuming and disruptive to TCF's operations and management. If the Company is found to infringe on one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from utilizing certain technologies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices TCF owns its headquarters office in Wayzata, Minnesota. Other operations facilities, located in Minnesota, Illinois, California and South Dakota, are either owned or leased. These facilities are predominantly utilized by the Lending and Funding segments. Several facilities in Minnesota are also utilized by the Support Services segment. At December 31, 2015, TCF owned the buildings and land for 147 of its bank branch offices, owned the buildings but leased the land for 26 of its bank branch offices and leased or licensed the remaining 202 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Lending and Funding segments. These branch offices are located in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana. For more information on premises and equipment, see Note 7, Premises and Equipment of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB, and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On October 29, 2015, TCF received a NORA Letter from the CFPB notifying TCF that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF’s practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced and TCF has provided the CFPB with a written statement setting forth the reasons of law and policy why it believes that the CFPB should not take action. TCF is in discussions with the CFPB and is seeking to reach an appropriate resolution of the matter. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF’s business practices or operations, which could have a material adverse effect on TCF.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF's common stock trades on the New York Stock Exchange under the symbol "TCB." The following table sets forth the high and low prices and the dividends declared for TCF's common stock.

As of February 22, 2016, there were 5,945 holders of record of TCF's common stock.

	High	Low	Dividends Declared
2015:
Fourth Quarter	$15.94	$13.78	$0.075
Third Quarter	17.07	14.35	0.05
Second Quarter	17.29	14.93	0.05
First Quarter	16.31	13.78	0.05
2014:
Fourth Quarter	$16.12	$13.95	$0.05
Third Quarter	16.95	15.12	0.05
Second Quarter	17.30	15.01	0.05
First Quarter	17.39	15.31	0.05

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Planning Policy and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF's Board of Directors. TCF's management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Also, dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF's common stock. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the Office of the Comptroller of the Currency. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business - Regulation - Regulatory Capital Requirements", "Item 1. Business - Regulation - Restrictions on Distributions" and Note 14, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Total Return Performance

The following chart compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor's ("S&P") 500 Stock Index, the SNL U.S. Bank and Thrift Index and a TCF-selected group of peer institutions (assuming the investment of $100 in each index on December 31, 2010 and reinvestment of all dividends). The TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2014.

TCF Total Stock Return Performance Chart
◆ TCF Financial Corporation ■ SNL Bank and Thrift(1) ▲ S&P 500 Index ● TCF Peer Group(2)

	Year Ended December 31,
Index	2010	2011	2012	2013	2014	2015
TCF Financial Corporation	$100.00	$70.73	$84.82	$115.01	$113.89	$102.66
SNL Bank and Thrift(1)	100.00	77.76	104.42	142.97	159.60	162.83
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
TCF Peer Group(2)	100.00	86.26	97.43	138.54	143.09	152.75

(1)	Includes all major exchange (NYSE, NYSE MKT, NASDAQ) banks and thrifts in SNL's coverage universe (428 companies as of December 31, 2015).

(2)
The TCF Peer Group consists of publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of September 30, 2014, including: New York Community Bancorp, Inc.; First Republic Bank; First Niagara Financial Group, Inc.; Hudson City Bancorp, Inc.; SVB Financial Group; People's United Financial, Inc.; Popular, Inc.; City National Corporation; BOK Financial Corporation; East West Bancorp, Inc.; Cullen/Frost Bankers, Inc.; Synovus Financial Corp.; Signature Bank; Associated Banc-Corp; FirstMerit Corporation; First Horizon National Corporation; Commerce Bancshares, Inc.; Umpqua Holdings Corporation; First Citizens BancShares, Inc.; Webster Financial Corporation; Prosperity Bancshares, Inc.; EverBank Financial Corp; Hancock Holding Company; Wintrust Financial Corporation; Susquehanna Bancshares, Inc.; Investors Bancorp, Inc.; BankUnited, Inc.; Fulton Financial Corporation; First National of Nebraska, Inc.; Valley National Bancorp; UMB Financial Corporation; PacWest Bancorp; F.N.B. Corporation; IBERIABANK Corporation; Astoria Financial Corporation; PrivateBancorp, Inc.; Washington Federal, Inc.; Bank of Hawaii Corporation; MB Financial, Inc.; Texas Capital Bancshares, Inc.; BancorpSouth, Inc.; First BanCorp.; Trustmark Corporation; United Bankshares, Inc.; International Bancshares Corporation; TFS Financial Corporation; Cathay General Bancorp; Old National Bancorp; Central Bancompany, Inc.; and Western Alliance Bancorporation.

Repurchases of TCF Stock

The following table summarizes share repurchase activity for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1 to October 31, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	4,761	$15.12	N.A.	N.A.
November 1 to November 30, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
December 1 to December 31, 2015
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	4,761	$15.12	N.A.	N.A.
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

Five-Year Financial Summary

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2015	2014	2013	2012	2011
Consolidated Income:
Net interest income	$820,388	$815,629	$802,624	$780,019	$699,688
Fees and other revenue	442,295	432,240	403,094	388,191	437,171
Gains (losses) on securities, net	(297)	1,027	964	102,232	7,263
Total revenue	1,262,386	1,248,896	1,206,682	1,270,442	1,144,122
Provision for credit losses	52,944	95,737	118,368	247,443	200,843
Non-interest expense	894,747	871,777	845,269	811,819	764,451
Loss on termination of debt	—	—	—	550,735	—
Income (loss) before income tax expense (benefit)	314,695	281,382	243,045	(339,555)	178,828
Income tax expense (benefit)	108,872	99,766	84,345	(132,858)	64,441
Income attributable to non-controlling interest	8,700	7,429	7,032	6,187	4,993
Net income (loss) attributable to TCF Financial Corporation	197,123	174,187	151,668	(212,884)	109,394
Preferred stock dividends	19,388	19,388	19,065	5,606	—
Net income (loss) available to common stockholders	$177,735	$154,799	$132,603	$(218,490)	$109,394
Net income (loss) per common share:
Basic	$1.07	$0.95	$0.82	$(1.37)	$0.71
Diluted	$1.07	$0.94	$0.82	$(1.37)	$0.71
Dividends declared	$0.225	$0.20	$0.20	$0.20	$0.20
Consolidated Financial Condition:
Loans and leases	$17,435,999	$16,401,646	$15,846,939	$15,425,724	$14,150,255
Total assets	20,691,704	19,394,611	18,379,840	18,225,917	18,979,388
Deposits	16,719,989	15,449,882	14,432,776	14,050,786	12,202,004
Borrowings	1,042,033	1,236,490	1,488,243	1,933,815	4,388,080
Total equity	2,306,917	2,135,364	1,964,759	1,876,643	1,878,627
Book value per common share	11.94	11.10	10.23	9.79	11.65
Financial Ratios:
Return on average assets	1.03%	0.96%	0.87%	(1.14)%	0.61%
Return on average common equity	9.19	8.71	8.12	(13.33)	6.32
Net interest margin(1)	4.42	4.61	4.68	4.65	3.99
Average total equity to average assets	11.15	10.89	10.46	9.66	9.24
Dividend payout ratio	21.03	21.28	24.30	(14.60)	28.10
Credit Quality Ratios:
Non-accrual loans and leases as a percentage of total loans and leases	1.15%	1.32%	1.75%	2.46%	2.11%
Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.43	1.71	2.17	3.07	3.03
Allowance for loan and lease losses as a percentage of total loans and leases	0.90	1.00	1.59	1.73	1.81
Net charge-offs as a percentage of average loans and leases	0.30	0.49	0.81	1.54	1.45

(1)	Net interest income divided by average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with "Part I, Item 1A. Risk Factors," "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements."

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At December 31, 2015, TCF had 375 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth in its leasing and equipment finance, inventory finance, auto finance and consumer real estate junior lien lending businesses.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 65.0% of TCF's total revenue for 2015, compared with 65.3% and 66.5% for 2014 and 2013, respectively. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources and manage credit concentration risk, the Company continues to sell or securitize loans, primarily in auto finance and consumer real estate, which result in gains on sales as well as increased servicing fee income through the growth of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2015, 2014, and 2013 and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $1.07 for 2015, compared with 94 cents and 82 cents for 2014 and 2013, respectively. TCF reported net income of $197.1 million for 2015, compared with $174.2 million and $151.7 million for 2014 and 2013, respectively.

Return on average assets was 1.03% for 2015, compared with 0.96% and 0.87% for 2014 and 2013, respectively. Return on average common equity was 9.19% for 2015, compared with 8.71% and 8.12% for 2014 and 2013, respectively.

Reportable Segment Results

Lending TCF's lending strategy is primarily to originate high credit quality secured loans and leases for investment and for sale. The lending portfolio consists of consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Lending's disciplined portfolio growth generates earning assets and, along with its fee generating capabilities, produces a significant portion of the Company's revenue and net income. Lending generated net income available to common stockholders of $207.5 million for 2015, compared with $173.9 million and $136.2 million for 2014 and 2013, respectively.

Lending net interest income totaled $620.0 million for 2015, an increase of 4.7% from $592.4 million for 2014, which increased 4.2% from $568.3 million for 2013. The increases in both periods were primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. These increases were partially offset by margin reduction resulting from the competitive, low interest rate environment.

Lending provision for credit losses totaled $50.5 million for 2015, a decrease of 45.5% from $92.8 million for 2014, which decreased 19.6% from $115.4 million for 2013. The decrease in 2015 was primarily driven by the sale of consumer real estate troubled debt restructuring ("TDR") loans in the fourth quarter of 2014 ("the TDR loan sale") and improved credit quality in the consumer real estate portfolio, partially offset by an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio. The decrease in 2014 was primarily due to a decrease in net charge-offs in the consumer real estate and commercial portfolios, partially offset by additional provision expense related to the TDR loan sale and an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio. See "Consolidated Income Statement Analysis - Provision for Credit Losses" in this Management's Discussion and Analysis for further discussion.

Lending non-interest income totaled $227.0 million for 2015, an increase of 7.5% from $211.2 million for 2014, which increased 25.4% from $168.4 million for 2013. The increase in 2015 was primarily due to (i) an increase in leasing and equipment finance income related to higher operating lease revenue, (ii) an increase in servicing fee income due to the cumulative effect of an increase in the portfolio of consumer real estate and auto loans sold with servicing retained by TCF and (iii) an increase in net gains on sales of consumer real estate loans, partially offset by a decrease in net gains on sales of auto loans. The increase in 2014 was primarily due to increases in net gains on sales of auto loans and consumer real estate loans, along with increased servicing fee income. Average loans and leases serviced for others was $3.9 billion in 2015, compared with $2.9 billion and $1.7 billion in 2014 and 2013, respectively. See "Consolidated Income Statement Analysis - Non-interest Income" in this Management's Discussion and Analysis for further discussion.

Lending non-interest expense totaled $462.8 million for 2015, an increase of 8.3% from $427.5 million for 2014, which increased 6.5% from $401.4 million for 2013. The increase in 2015 was primarily due to increased staff levels to support the growth of auto finance and further build out of the risk management function and increased operating lease depreciation resulting from increased leasing and equipment finance income. The increase in 2014 was primarily due to increased staff levels to support the continued growth of the auto finance business and expenses related to higher commissions and performance incentives based on production results, partially offset by a decrease in foreclosed real estate and repossessed assets expense, net due to increased gains on the sales of foreclosed properties and lower write-downs on existing foreclosed properties due to improved property values.

Funding TCF's funding is primarily derived from branch banking and wholesale borrowings, with a focus on building and maintaining quality customer relationships. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income. Borrowings may be used to offset reductions in deposits or to support lending activities. Funding reported net loss available to common stockholders of $13.2 million for 2015, compared with net income available to common stockholders of $5.4 million and $17.3 million for 2014 and 2013, respectively.

Funding net interest income totaled $204.9 million for 2015, a decrease of 9.5% from $226.3 million for 2014, which decreased 4.6% from $237.3 million for 2013. The decrease in 2015 was primarily due to higher interest rates paid on certificates of deposit and money market accounts as a result of special campaigns to fund loan and lease growth. The decrease in 2014 was primarily due to a reduction in interest income as a result of lower balances of mortgage-backed securities, partially offset by the reduced cost of borrowings.

Funding non-interest income totaled $213.3 million for 2015, a decrease of 3.3% from $220.6 million for 2014, which decreased 6.2% from $235.2 million for 2013. The decrease in 2015 was primarily due to a reduction in fees and service charges due to consumer behavior changes, including customers maintaining higher average checking account balances, partially offset by increased card revenue due to increased transaction volume. The decrease in 2014 was primarily due to a reduction in fees and service charges due to consumer behavior changes, including customers maintaining higher average checking account balances.

Funding non-interest expense totaled $436.2 million for 2015, which remained consistent with $435.2 million for 2014, which decreased 1.6% from $442.5 million for 2013. The decrease in 2014 was primarily due to the branch realignment which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 65.0% of TCF's total revenue for 2015, compared with 65.3% and 66.5% for 2014 and 2013, respectively. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and the mix of interest-earning assets and both non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases.

The following tables summarize TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Year Ended December 31,
	2015			2014			Change
(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$520,577	$12,294	2.36%	$586,803	$15,390	2.62%	$(66,226)	$(3,096)	(26)
Securities held to maturity	207,140	5,486	2.65	197,943	5,281	2.67	9,197	205	(2)
Securities available for sale:(1)
Taxable	564,205	13,930	2.47	447,016	11,994	2.68	117,189	1,936	(21)
Tax-exempt(2)	80,894	2,643	3.27	—	—	—	80,894	2,643	327
Loans and leases held for sale	286,295	25,766	9.00	259,186	21,128	8.15	27,109	4,638	85
Loans and leases:(3)
Consumer real estate:
Fixed-rate	2,710,512	157,428	5.81	3,359,670	190,973	5.68	(649,158)	(33,545)	13
Variable-rate	2,911,689	149,770	5.14	2,788,882	143,431	5.14	122,807	6,339	—
Total consumer real estate	5,622,201	307,198	5.46	6,148,552	334,404	5.44	(526,351)	(27,206)	2
Commercial:
Fixed-rate	1,173,039	59,037	5.03	1,469,579	73,752	5.02	(296,540)	(14,715)	1
Variable- and adjustable-rate	1,961,389	76,677	3.91	1,665,788	66,450	3.99	295,601	10,227	(8)
Total commercial	3,134,428	135,714	4.33	3,135,367	140,202	4.47	(939)	(4,488)	(14)
Leasing and equipment finance	3,804,015	175,565	4.62	3,531,256	166,974	4.73	272,759	8,591	(11)
Inventory finance	2,154,357	122,799	5.70	1,888,080	112,603	5.96	266,277	10,196	(26)
Auto finance	2,278,617	94,463	4.15	1,567,904	68,595	4.37	710,713	25,868	(22)
Other	10,303	712	6.91	12,071	931	7.71	(1,768)	(219)	(80)
Total loans and leases	17,003,921	836,451	4.92	16,283,230	823,709	5.06	720,691	12,742	(14)
Total interest-earning assets	18,663,032	896,570	4.80	17,774,178	877,502	4.94	888,854	19,068	(14)
Other assets(4)	1,228,651			1,124,226			104,425
Total assets	$19,891,683			$18,898,404			$993,279
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,658,951			$1,546,453			$112,498
Small business	838,758			806,649			32,109
Commercial and custodial	507,446			413,893			93,553
Total non-interest bearing deposits	3,005,155			2,766,995			238,160
Interest-bearing deposits:
Checking	2,396,334	547	0.02	2,328,402	921	0.04	67,932	(374)	(2)
Savings	4,938,303	3,005	0.06	5,693,751	8,343	0.15	(755,448)	(5,338)	(9)
Money market	2,265,121	14,237	0.63	1,312,483	7,032	0.54	952,638	7,205	9
Certificates of deposit	3,340,341	30,437	0.91	2,840,922	22,089	0.78	499,419	8,348	13
Total interest-bearing deposits	12,940,099	48,226	0.37	12,175,558	38,385	0.32	764,541	9,841	5
Total deposits	15,945,254	48,226	0.30	14,942,553	38,385	0.26	1,002,701	9,841	4
Borrowings:
Short-term borrowings	18,822	53	0.28	83,673	261	0.31	(64,851)	(208)	(3)
Long-term borrowings	1,121,181	23,263	2.07	1,311,176	19,954	1.52	(189,995)	3,309	55
Total borrowings	1,140,003	23,316	2.05	1,394,849	20,215	1.45	(254,846)	3,101	60
Total interest-bearing liabilities	14,080,102	71,542	0.51	13,570,407	58,600	0.43	509,695	12,942	8
Total deposits and borrowings	17,085,257	71,542	0.42	16,337,402	58,600	0.36	747,855	12,942	6
Other liabilities	589,222			502,560			86,662
Total liabilities	17,674,479			16,839,962			834,517
Total TCF Financial Corp. stockholders' equity	2,197,690			2,041,428			156,262
Non-controlling interest in subsidiaries	19,514			17,014			2,500
Total equity	2,217,204			2,058,442			158,762
Total liabilities and equity	$19,891,683			$18,898,404			$993,279
Net interest income and margin		$825,028	4.42		$818,902	4.61		$6,126	(19)

(1)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(2)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(3)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(4)	Includes leased equipment and related initial direct costs under operating leases of $104.1 million and $84.9 million in 2015 and 2014, respectively.

	Year Ended December 31,
	2014			2013			Change
(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$586,803	$15,390	2.62%	$768,180	$15,041	1.96%	$(181,377)	$349	66
Securities held to maturity	197,943	5,281	2.67	6,737	277	4.11	191,206	5,004	(144)
Securities available for sale:(1)
Taxable	447,016	11,994	2.68	648,630	18,074	2.79	(201,614)	(6,080)	(11)
Loans and leases held for sale	259,186	21,128	8.15	155,337	11,647	7.50	103,849	9,481	65
Loans and leases:(2)
Consumer real estate:
Fixed-rate	3,359,670	190,973	5.68	3,746,029	217,891	5.82	(386,359)	(26,918)	(14)
Variable-rate	2,788,882	143,431	5.14	2,703,921	138,192	5.11	84,961	5,239	3
Total consumer real estate	6,148,552	334,404	5.44	6,449,950	356,083	5.52	(301,398)	(21,679)	(8)
Commercial:
Fixed-rate	1,469,579	73,752	5.02	1,771,959	93,760	5.29	(302,380)	(20,008)	(27)
Variable- and adjustable-rate	1,665,788	66,450	3.99	1,490,787	61,752	4.14	175,001	4,698	(15)
Total commercial	3,135,367	140,202	4.47	3,262,746	155,512	4.77	(127,379)	(15,310)	(30)
Leasing and equipment finance	3,531,256	166,974	4.73	3,260,425	162,035	4.97	270,831	4,939	(24)
Inventory finance	1,888,080	112,603	5.96	1,723,253	103,844	6.03	164,827	8,759	(7)
Auto finance	1,567,904	68,595	4.37	907,571	43,921	4.84	660,333	24,674	(47)
Other	12,071	931	7.71	13,088	1,060	8.10	(1,017)	(129)	(39)
Total loans and leases	16,283,230	823,709	5.06	15,617,033	822,455	5.27	666,197	1,254	(21)
Total interest-earning assets	17,774,178	877,502	4.94	17,195,917	867,494	5.04	578,261	10,008	(10)
Other assets(3)	1,124,226			1,092,681			31,545
Total assets	$18,898,404			$18,288,598			$609,806
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,546,453			$1,442,356			$104,097
Small business	806,649			771,827			34,822
Commercial and custodial	413,893			345,713			68,180
Total non-interest bearing deposits	2,766,995			2,559,896			207,099
Interest-bearing deposits:
Checking	2,328,402	921	0.04	2,313,794	1,485	0.06	14,608	(564)	(2)
Savings	5,693,751	8,343	0.15	6,147,030	12,437	0.20	(453,279)	(4,094)	(5)
Money market	1,312,483	7,032	0.54	818,814	2,391	0.29	493,669	4,641	25
Certificates of deposit	2,840,922	22,089	0.78	2,369,992	20,291	0.86	470,930	1,798	(8)
Total interest-bearing deposits	12,175,558	38,385	0.32	11,649,630	36,604	0.31	525,928	1,781	1
Total deposits	14,942,553	38,385	0.26	14,209,526	36,604	0.26	733,027	1,781	—
Borrowings:
Short-term borrowings	83,673	261	0.31	7,685	46	0.60	75,988	215	(29)
Long-term borrowings	1,311,176	19,954	1.52	1,724,002	25,266	1.46	(412,826)	(5,312)	6
Total borrowings	1,394,849	20,215	1.45	1,731,687	25,312	1.46	(336,838)	(5,097)	(1)
Total interest-bearing liabilities	13,570,407	58,600	0.43	13,381,317	61,916	0.46	189,090	(3,316)	(3)
Total deposits and borrowings	16,337,402	58,600	0.36	15,941,213	61,916	0.39	396,189	(3,316)	(3)
Other liabilities	502,560			434,763			67,797
Total liabilities	16,839,962			16,375,976			463,986
Total TCF Financial Corp. stockholders' equity	2,041,428			1,896,131			145,297
Non-controlling interest in subsidiaries	17,014			16,491			523
Total equity	2,058,442			1,912,622			145,820
Total liabilities and equity	$18,898,404			$18,288,598			$609,806
Net interest income and margin		$818,902	4.61		$805,578	4.68		$13,324	(7)

(1)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(2)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(3)	Includes lease equipment and related initial direct costs under operating leases of $84.9 million and $74.5 million in 2014 and 2013, respectively.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended
	December 31, 2015			December 31, 2014
	Versus Same Period in 2014			Versus Same Period in 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments and other	$(1,645)	$(1,451)	$(3,096)	$(4,046)	$4,395	$349
Securities held to maturity	245	(40)	205	5,134	(130)	5,004
Securities available for sale:
Taxable	2,952	(1,016)	1,936	(5,431)	(649)	(6,080)
Tax-exempt	2,643	—	2,643	—	—	—
Loans and leases held for sale	2,325	2,313	4,638	8,388	1,093	9,481
Loans and leases:
Consumer real estate:
Fixed-rate	(37,621)	4,076	(33,545)	(22,055)	(4,863)	(26,918)
Variable-rate	6,317	22	6,339	4,365	874	5,239
Total consumer real estate	(28,753)	1,547	(27,206)	(16,452)	(5,227)	(21,679)
Commercial:
Fixed-rate	(14,924)	209	(14,715)	(15,365)	(4,643)	(20,008)
Variable- and adjustable-rate	11,580	(1,353)	10,227	7,045	(2,347)	4,698
Total commercial	(42)	(4,446)	(4,488)	(5,926)	(9,384)	(15,310)
Leasing and equipment finance	12,662	(4,071)	8,591	13,047	(8,108)	4,939
Inventory finance	15,346	(5,150)	10,196	9,839	(1,080)	8,759
Auto finance	29,633	(3,765)	25,868	29,246	(4,572)	24,674
Other	(128)	(91)	(219)	(79)	(50)	(129)
Total loans and leases	35,838	(23,096)	12,742	34,365	(33,111)	1,254
Total interest income	43,114	(24,046)	19,068	28,790	(18,782)	10,008
Interest expense:
Checking	26	(400)	(374)	10	(574)	(564)
Savings	(987)	(4,351)	(5,338)	(865)	(3,229)	(4,094)
Money market	5,817	1,388	7,205	1,946	2,695	4,641
Certificates of deposit	4,221	4,127	8,348	3,779	(1,981)	1,798
Borrowings:
Short-term borrowings	(187)	(21)	(208)	248	(33)	215
Long-term borrowings	(3,191)	6,500	3,309	(6,265)	953	(5,312)
Total borrowings	(4,161)	7,262	3,101	(4,901)	(196)	(5,097)
Total interest expense	2,268	10,674	12,942	861	(4,177)	(3,316)
Net interest income	$40,037	$(33,911)	$6,126	$26,802	$(13,478)	$13,324

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income, including the impact of tax-equivalent adjustments of $4.6 million, was $825.0 million for 2015, an increase of 0.7% from $818.9 million for 2014, which increased 1.7% from $805.6 million for 2013. The increases in both periods were primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance businesses. These increases were partially offset by margin reduction resulting from the competitive, low interest rate environment. The increase in 2014 was also due to the reduced cost of borrowings.

Net interest margin was 4.42% for 2015, compared with 4.61% and 4.68% for 2014 and 2013, respectively. The decrease in 2015 was primarily due to margin compression resulting from the competitive, low interest rate environment and higher rates on certificates of deposit and money market accounts, as well as a change in the asset portfolio mix due to growth in the auto finance business. The decrease in 2014 was primarily due to continued margin reduction resulting from the ongoing competitive low interest rate environment and change in the asset portfolio mix due to growth in the auto finance business.

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

The following table summarizes the composition of TCF's provision for credit losses for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,						Change
(Dollars in thousands)	2015		2014		2013		2015	/	2014	2014	/	2013
Consumer real estate	$12,697	24.0%	$63,973	66.8%	$87,100	73.6%	$(51,276)		(80.2)%	$(23,127)		(26.6)%
Commercial	298	0.6	(259)	(0.3)	12,515	10.6	557		N.M.	(12,774)		N.M.
Leasing and equipment finance	5,411	10.2	3,324	3.5	1,005	0.8	2,087		62.8	2,319		N.M.
Inventory finance	3,036	5.7	2,498	2.6	1,949	1.6	538		21.5	549		28.2
Auto finance	28,943	54.7	23,742	24.8	13,215	11.2	5,201		21.9	10,527		79.7
Other	2,559	4.8	2,459	2.6	2,584	2.2	100		4.1	(125)		(4.8)
Total	$52,944	100.0%	$95,737	100.0%	$118,368	100.0%	$(42,793)		(44.7)	$(22,631)		(19.1)
N.M. Not Meaningful.

TCF provided $52.9 million for credit losses for 2015, compared with $95.7 million and $118.4 million for 2014 and 2013, respectively. The decrease in 2015 was primarily driven by the TDR loan sale and improved credit quality in the consumer real estate portfolio, partially offset by an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio. The decrease in 2014 was primarily due to decreases in net charge-offs in the consumer real estate and commercial portfolios, partially offset by additional provision expense related to the TDR loan sale and an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio.

Net loan and lease charge-offs for 2015 were $51.5 million, or 0.30% of average loans and leases, compared with $79.3 million, or 0.49% of average loans and leases for 2014 and $126.4 million, or 0.81% of average loans and leases for 2013. The decrease in 2015 was primarily due to lower incidents of default and improved home values in the consumer real estate portfolio due to the improving economy. The decrease in 2014 was primarily due to decreases in net charge-offs in the consumer real estate and commercial portfolios. The decrease in net charge-offs in the consumer real estate portfolio was primarily due to the improving economy, as incidents of default decreased and home values increased. The decrease in net charge-offs in the commercial portfolio was primarily due to improved credit quality and continued efforts to actively work out problem loans.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 35.0% of total revenue for 2015, compared with 34.7% and 33.5% for 2014 and 2013, respectively, and is an important factor in TCF's results of operations. Total fees and other revenue were $442.3 million for 2015, compared with $432.2 million and $403.1 million for 2014 and 2013, respectively.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2015	2014	2013	2012	2011	2015/2014	2015/2010
Fees and service charges	$144,999	$154,386	$166,606	$177,953	$219,363	(6.1)%	(11.9)%
Card revenue	54,387	51,323	51,920	52,638	96,147	6.0	(13.3)
ATM revenue	21,544	22,225	22,656	24,181	27,927	(3.1)	(6.3)
Subtotal	220,930	227,934	241,182	254,772	343,437	(3.1)	(11.8)
Gains on sales of auto loans, net	30,580	43,565	29,699	22,101	1,133	(29.8)	N.M.
Gains on sales of consumer real estate loans, net	40,964	34,794	21,692	5,413	—	17.7	N.M.
Servicing fee income	31,229	21,444	13,406	7,759	970	45.6	N.M.
Subtotal	102,773	99,803	64,797	35,273	2,103	3.0	N.M.
Leasing and equipment finance	108,129	93,799	90,919	92,172	89,167	15.3	3.9
Other	10,463	10,704	6,196	5,974	2,464	(2.3)	13.4
Fees and other revenue	442,295	432,240	403,094	388,191	437,171	2.3	(2.8)
Gains (losses) on securities, net	(297)	1,027	964	102,232	7,263	N.M.	N.M.
Total non-interest income	$441,998	$433,267	$404,058	$490,423	$444,434	2.0	(3.9)
Total non-interest income as a percentage of total revenue	35.0%	34.7%	33.5%	38.6%	38.8%
N.M. Not Meaningful.

Fees and Service Charges  Fees and service charges totaled $145.0 million for 2015, compared with $154.4 million and $166.6 million for 2014 and 2013, respectively. Fees and service charges represented 65.6% of banking fee revenue for 2015, compared with 67.7% and 69.1% for 2014 and 2013, respectively. The decreases in both periods were primarily due to consumer behavior changes, including customers maintaining higher average checking account balances.

Card Revenue  Card revenue, primarily interchange fees charged to retailers, totaled $54.4 million for 2015, compared with $51.3 million and $51.9 million for 2014 and 2013, respectively. Card revenue represented 24.6% of banking fee revenue for 2015, compared with 22.5% and 21.5% for 2014 and 2013, respectively. The increase in 2015 was primarily due to increased transaction volume. The decrease in 2014 was primarily due to fewer checking accounts with debit cards. TCF is the 17th largest issuer of Visa® consumer debit cards and the 17th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended September 30, 2015, as provided by Visa.

Gains on Sales of Auto Loans, Net  In 2015, TCF recognized net gains of $32.2 million, excluding subsequent adjustments, on the recorded investment of $1.4 billion in auto loans sold, including accrued interest. In 2014, TCF recognized net gains of $44.7 million, excluding subsequent adjustments, on the recorded investment of $1.3 billion in auto loans sold, including accrued interest. In 2013, TCF recognized net gains of $29.7 million on the recorded investment of $798.3 million in auto loans sold, including accrued interest. The decrease in net gains in 2015 was primarily due to a stronger competitive environment and an increase in transaction costs, partially offset by an increase in auto loans sold primarily due to the continued growth of the auto finance business as TCF continues to sell a percentage of its originations each quarter. Included in the net gains on sales of auto loans are amounts related to the execution of securitizations. During 2015 and 2014, TCF transferred the recorded investments of $1.1 billion and $258.6 million, respectively, in consumer auto loans, including accrued interest, with servicing retained, to trusts in securitization transactions, and recognized gains of $25.5 million and $7.4 million, respectively, excluding subsequent adjustments. There were no securitization transactions in 2013. See Note 5, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Gains on Sales of Consumer Real Estate Loans, Net  In 2015, TCF recognized net gains of $39.8 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $1.3 billion in consumer real estate loans sold, including accrued interest. In 2014, TCF recognized net gains of $34.1 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $1.4 billion in consumer real estate loans sold, including accrued interest. In 2013, TCF recognized net gains of $21.7 million on the recorded investment of $766.3 million in consumer real estate loans sold, including accrued interest. Included in 2014 were loan balances of $405.9 million related to the TDR loan sale, which resulted in a net loss of $4.8 million. TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains was $6.4 million and $0.9 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investments of $289.8 million and $39.2 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest, for 2015 and 2014, respectively. There were no sales of correspondent lending loans in 2013. See Note 5, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Servicing Fee Income  Servicing fee income totaled $31.2 million for 2015, compared with $21.4 million and $13.4 million for 2014 and 2013, respectively. The increases from both periods were primarily due to the cumulative effect of an increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others was $3.9 billion for 2015, compared with $2.9 billion and $1.7 billion for 2014 and 2013, respectively.

Leasing and Equipment Finance Leasing and equipment finance income totaled $108.1 million for 2015, compared with $93.8 million and $90.9 million for 2014 and 2013, respectively. The increases in both periods were primarily due to higher operating lease revenue.

Non-interest Expense  Non-interest expense totaled $894.7 million for 2015, compared with $871.8 million and $845.3 million for 2014 and 2013, respectively. Non-interest expense increased $23.0 million, or 2.6%, in 2015 and increased $26.5 million, or 3.1%, in 2014. The following table presents the components of non-interest expense.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2015	2014	2013	2012	2011	2015/2014	2015/2010
Compensation and employee benefits	$457,743	$452,942	$429,188	$393,841	$348,792	1.1%	5.8%
Occupancy and equipment	144,962	139,023	134,694	130,792	126,437	4.3	2.8
FDIC insurance	20,262	25,123	32,066	30,425	28,747	(19.3)	(3.0)
Advertising and marketing	22,782	22,943	21,477	25,241	32,925	(0.7)	(5.6)
Other	186,211	179,904	167,777	163,897	145,489	3.5	4.9
Subtotal	831,960	819,935	785,202	744,196	682,390	1.5	4.3
Operating lease depreciation	39,409	27,152	24,500	25,378	30,007	45.1	1.2
Loss on termination of debt	—	—	—	550,735	—	—	—
Branch realignment	—	—	8,869	—	—	—	—
Foreclosed real estate and repossessed assets, net	23,193	24,567	27,950	41,358	49,238	(5.6)	(10.5)
Other credit costs, net	185	123	(1,252)	887	2,816	50.4	(50.2)
Total non-interest expense	$894,747	$871,777	$845,269	$1,362,554	$764,451	2.6	3.4

Compensation and Employee Benefits Compensation and employee benefits expense totaled $457.7 million for 2015, compared with $452.9 million and $429.2 million for 2014 and 2013, respectively. The increase in 2015 was primarily due to the increased staff levels to support the growth of auto finance and further build-out of the risk management function, partially offset by non-recurring items, including the annual pension plan valuation adjustment resulting from an increase to the discount rate. The increase in 2014 was primarily due to increased staff levels to support the growth and needs of auto finance and risk management, higher commissions based on production results and an increase in the annual pension plan valuation adjustment.

FDIC Insurance  Federal Deposit Insurance Corporation ("FDIC") insurance expense totaled $20.3 million for 2015, compared with $25.1 million and $32.1 million for 2014 and 2013, respectively. The decrease in 2015 was due to a lower assessment rate primarily as a result of the TDR loan sale and improved credit metrics. The decrease in 2014 was primarily due to a lower assessment rate due to overall improving credit metrics inclusive of the TDR loan sale and a non-recurring assessment rate catch-up.

Other Non-interest Expense Other non-interest expense totaled $186.2 million for 2015, compared with $179.9 million and $167.8 million for 2014 and 2013, respectively. The increases in both periods were primarily due to increased loan and lease processing expense due to increases in loan originations. See Note 21, Other Expense of Notes to Consolidated Financial Statements for additional information.

Branch Realignment TCF executed a realignment of its retail banking system to support its strategic initiatives which resulted in a pre-tax charge of $8.9 million in the fourth quarter of 2013. The consolidation of 37 branches in Illinois and nine branches in Minnesota occurred in the first quarter of 2014.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $23.2 million for 2015, compared with $24.6 million and $28.0 million for 2014 and 2013, respectively. The decrease in 2015 was primarily due to lower write-downs on existing foreclosed commercial properties. The decrease in 2014 was primarily due to increased gains on the sales of foreclosed properties and lower write-downs on existing foreclosed properties as a result of improved property values as well as fewer consumer real estate owned properties.

Income Taxes  Income tax expense was 34.6% of income before income tax expense for 2015, compared with 35.5% and 34.7% for 2014 and 2013, respectively. The lower effective income tax rate for 2015 compared with 2014 was primarily due to increased investments in tax exempt securities. The higher effective income tax rate for 2014 compared with 2013 was primarily due to proportionately smaller foreign tax effects.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae. TCF may, from time to time, sell securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

The amortized cost, fair value and yield of securities available for sale and securities held to maturity by final contractual maturity at December 31, 2015 and 2014 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay. Yields on securities are presented on a fully tax-equivalent basis.

	At December 31,
	2015			2014
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$1	$1	9.00%	$4	$4	11.63%
Due in 1-5 years	38	38	2.65	76	76	4.53
Due in 5-10 years	70,338	70,350	1.93	86,806	87,594	1.93
Due after 10 years	557,178	551,575	2.46	374,744	375,620	2.78
Obligations of states and political subdivisions:
Due in 5-10 years	198,300	202,161	3.19	—	—	—
Due after 10 years	63,889	64,760	3.40	—	—	—
Total securities available for sale	$889,744	$888,885	2.65	$461,630	$463,294	2.62

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$198,520	$203,553	2.64%	$211,054	$218,933	2.64%
Other securities:
Due in one year or less	100	100	2.00	500	500	2.00
Due in 1-5 years	1,900	1,900	2.63	2,500	2,500	3.08
Due in 5-10 years	1,400	1,400	3.36	400	400	3.00
Total securities held to maturity	$201,920	$206,953	2.64	$214,454	$222,333	2.64

Loans and Leases  The following tables set forth information about loans and leases held in TCF's portfolio.

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2015	2014	2013	2012	2011	2015/2014	2015/2010
Consumer real estate:
First mortgage lien	$2,624,956	$3,139,152	$3,766,421	$4,239,524	$4,742,423	(16.4)%	(11.7)%
Junior lien	2,839,316	2,543,212	2,572,905	2,434,977	2,152,868	11.6	4.6
Total consumer real estate	5,464,272	5,682,364	6,339,326	6,674,501	6,895,291	(3.8)	(5.3)
Commercial:
Commercial real estate	2,593,429	2,624,255	2,743,697	3,080,942	3,198,698	(1.2)	(4.9)
Commercial business	552,403	533,410	404,655	324,293	250,794	3.6	11.7
Total commercial	3,145,832	3,157,665	3,148,352	3,405,235	3,449,492	(0.4)	(2.9)
Leasing and equipment finance	4,012,248	3,745,322	3,428,755	3,198,017	3,142,259	7.1	4.9
Inventory finance	2,146,754	1,877,090	1,664,377	1,567,214	624,700	14.4	22.1
Auto finance	2,647,596	1,915,061	1,239,386	552,833	3,628	38.3	N.M.
Other	19,297	24,144	26,743	27,924	34,885	(20.1)	(13.2)
Total loans and leases	$17,435,999	$16,401,646	$15,846,939	$15,425,724	$14,150,255	6.3	3.3
N.M. Not Meaningful.

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Geographic Distribution:
Minnesota	$1,555,919	$797,109	$107,454	$73,817	$53,856	$6,668	$2,594,823
Illinois	1,271,024	479,220	161,988	48,829	107,531	4,335	2,072,927
California	885,462	47,647	554,991	63,826	448,292	27	2,000,245
Michigan	489,480	472,204	126,051	85,980	51,344	2,951	1,228,010
Wisconsin	271,682	467,451	61,088	74,144	26,195	877	901,437
Texas	—	41,573	359,011	149,060	215,814	5	765,463
Colorado	337,167	189,664	66,499	21,632	49,998	3,984	668,944
Florida	50,498	60,499	197,571	85,919	142,517	48	537,052
Canada	—	—	1,073	517,032	—	—	518,105
New York	23,915	15,069	245,194	67,349	114,927	51	466,505
Pennsylvania	27,259	497	156,445	63,012	113,480	57	360,750
Ohio	6,031	66,326	156,533	61,891	64,654	—	355,435
Georgia	36,301	45,514	99,573	44,818	94,935	—	321,141
New Jersey	41,862	4,535	150,203	22,597	89,479	—	308,676
Arizona	86,858	20,662	105,748	16,639	72,852	183	302,942
North Carolina	1,485	17,231	135,382	49,222	83,508	39	286,867
Washington	107,845	10,333	56,200	25,251	40,253	4	239,886
Massachusetts	40,305	18,538	114,595	17,238	44,620	1	235,297
Virginia	31,600	2,688	86,994	32,918	71,727	1	225,928
Indiana	22,003	49,166	77,228	39,523	36,670	2	224,592
Tennessee	1,830	46,564	67,797	41,190	54,979	2	212,362
Other	175,746	293,342	924,630	544,867	669,965	62	2,608,612
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

Loans and leases outstanding at December 31, 2015, are shown by contractual maturity in the following table.

	At December 31, 2015(1)
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Amounts due:
Within 1 year	$123,528	$509,696	$1,348,225	$2,146,754	$557,100	$10,146	$4,695,449
1 to 5 years	584,204	2,161,789	2,551,239	—	1,951,089	1,551	7,249,872
Over 5 years	4,756,540	474,347	112,784	—	139,407	7,600	5,490,678
Total after 1 year	5,340,744	2,636,136	2,664,023	—	2,090,496	9,151	12,740,550
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999
Amounts due after 1 year:
Fixed-rate loans and leases	$2,369,377	$1,090,063	$2,648,797	$—	$2,090,496	$9,038	$8,207,771
Variable- and adjustable-rate loans	2,971,367	1,546,073	15,226	—	—	113	4,532,779
Total after 1 year	$5,340,744	$2,636,136	$2,664,023	$—	$2,090,496	$9,151	$12,740,550

(1)
This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Real Estate TCF's consumer real estate portfolio represented 31.3% of TCF's total loan and lease portfolio at December 31, 2015, compared with 34.6% at December 31, 2014. TCF's first mortgage lien loans represented 15.0% and 19.1% of TCF's total loan and lease portfolio at December 31, 2015 and 2014, respectively. TCF's consumer real estate junior lien loans represented 16.3% and 15.5% of TCF's total loan and lease portfolio at December 31, 2015 and 2014, respectively. The consumer real estate portfolio consisted of $2.6 billion of first mortgage lien loans and $2.8 billion of consumer real estate junior lien loans at December 31, 2015, a decrease of 16.4% and an increase of 11.6%, respectively, from $3.1 billion and $2.5 billion, respectively, at December 31, 2014. The decrease in first mortgage lien loans was primarily due to run-off and the increase in consumer real estate junior lien loans was primarily due to an increase in loan originations. TCF's consumer real estate portfolio is secured by mortgages on residential real estate. At December 31, 2015, 48.0% of loan balances were secured by first mortgages with an average loan size of $102 thousand and 52.0% were secured by consumer real estate junior lien mortgages with an average loan size of $45 thousand. At December 31, 2015, 54.6% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 47.7% at December 31, 2014.

At December 31, 2015, 51.0% of TCF's consumer real estate loans consisted of closed-end loans, compared with 59.1% at December 31, 2014. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term. At December 31, 2015 and 2014, 74.0% and 82.8%, respectively, of TCF's consumer real estate loans were in TCF's primary banking markets. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate lending portfolio was 734 at both December 31, 2015 and 2014. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate lending portfolio was 731 at December 31, 2015 and 730 at December 31, 2014.

At December 31, 2015, outstanding balances on home equity lines of credit were $2.7 billion, up from $2.3 billion at December 31, 2014. Included in these lines of credit are $2.5 billion and $2.1 billion of consumer real estate junior lien home equity lines of credit ("HELOCs") as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, $1.8 billion and $1.3 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2015 and 2014, $664.5 million and $816.0 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of December 31, 2015, 18.2% of these loans will mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 68.0% of total lines of credit in 2015, compared to 67.2% in 2014.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At December 31, 2015, 57.6% of the consumer real estate loan balance had been originated since January 1, 2009 with net charge-offs of 0.04% in 2015. TCF's consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

Commercial Real Estate and Business Lending TCF's commercial portfolio represented 18.0% of TCF's total loan and lease portfolio at December 31, 2015, compared with 19.3% at December 31, 2014. The commercial real estate and business lending portfolio consisted of $2.6 billion of commercial real estate loans and $552.4 million of commercial business loans at December 31, 2015, a decrease of 1.2% and an increase of 3.6%, respectively, from $2.6 billion and $533.4 million, respectively, at December 31, 2014. The increase in commercial business loans was primarily due to an increase in loan originations. At December 31, 2015, 84.1% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 88.3% at December 31, 2014. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both December 31, 2015 and 2014. Variable and adjustable-rate loans represented 67.2% of total commercial loans outstanding at December 31, 2015, compared with 58.3% at December 31, 2014. The increase in variable and adjustable-rate loans as a percentage of total commercial loans was primarily due to customers shifting from higher yielding fixed-rate loans to lower yielding variable-rate loans.

The following table summarizes TCF's commercial real estate loan portfolio by property and loan type.

	At December 31,
	2015			2014
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Multi-family housing	$770,325	$203,518	$973,843	$816,931	$141,695	$958,626
Warehouse/industrial buildings	339,160	28,462	367,622	290,157	9,197	299,354
Office buildings	316,326	12,615	328,941	372,673	5,294	377,967
Health care facilities	290,418	35,610	326,028	229,175	25,176	254,351
Retail services(1)	264,253	4,189	268,442	364,074	9,104	373,178
Self-storage	141,844	20,215	162,059	125,704	15,008	140,712
Hotels and motels	112,386	6,666	119,052	139,793	7,499	147,292
Other	32,506	14,936	47,442	43,637	29,138	72,775
Total	$2,267,218	$326,211	$2,593,429	$2,382,144	$242,111	$2,624,255

(1)	Primarily retail strip shopping centers and malls, convenience stores, supermarkets, restaurants and automobile related businesses.

Leasing and Equipment Finance TCF's leasing and equipment finance portfolio represented 23.0% of TCF's total loan and lease portfolio at December 31, 2015, compared with 22.8% at December 31, 2014. The leasing and equipment finance portfolio consisted of $2.1 billion of leases and $1.9 billion of loans at December 31, 2015, increases of 8.5% and 5.7%, respectively, from $1.9 billion of leases and $1.8 billion of loans at December 31, 2014. The uninstalled backlog of approved transactions was $446.3 million at December 31, 2015, compared with $418.0 million at December 31, 2014. The average loan and lease size was $76 thousand at December 31, 2015, compared with $74 thousand at December 31, 2014. TCF's leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements, for information on lease accounting.

At December 31, 2015 and 2014, $126.0 million and $92.9 million, respectively, of TCF's lease portfolio was discounted with third-party financial institutions on a non-recourse basis, which is recorded in long-term borrowings. The leasing and equipment finance portfolio table below includes lease residuals, including those related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2015, lease residuals totaled $118.9 million, or 9.9% of original equipment value, including $11.6 million related to non-recourse sales, compared with $109.8 million, or 10.1% of original equipment value, including $14.2 million related to non-recourse sales at December 31, 2014.

The following table summarizes TCF's leasing and equipment finance portfolio by equipment type.

	At December 31,
	2015		2014
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Equipment Type:
Specialty vehicles	$1,110,836	27.7%	$1,007,518	26.9%
Construction	447,502	11.1	429,123	11.5
Golf cart and turf	394,939	9.8	344,979	9.2
Medical	355,326	8.9	387,514	10.3
Manufacturing	318,750	7.9	365,176	9.8
Technology and data processing	304,845	7.6	262,146	7.0
Furniture and fixtures	296,823	7.4	252,439	6.7
Trucks and trailers	263,512	6.6	218,664	5.8
Agricultural	151,894	3.8	127,898	3.4
Other	367,821	9.2	349,865	9.4
Total	$4,012,248	100.0%	$3,745,322	100.0%

Inventory Finance The inventory finance loan portfolio represented 12.3% of TCF's total loan and lease portfolio at December 31, 2015, compared with 11.4% at December 31, 2014. Inventory finance loans totaled $2.1 billion at December 31, 2015, an increase of 14.4% from $1.9 billion at December 31, 2014. The increase was primarily due to an increase within lawn and garden, combined with growth in the powersports segment as our customers continue to experience growth in their businesses. The inventory finance network included more than 10,500 active dealers at December 31, 2015, compared with more than 9,600 active dealers at December 31, 2014. Inventory finance originations increased to $5.8 billion in 2015 compared to $5.5 billion in 2014.

The following table summarizes TCF's inventory finance portfolio by marketing segment.

	At December 31,
	2015		2014
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Marketing Segment:
Powersports	$1,038,741	48.4%	$966,504	51.5%
Lawn and garden	487,541	22.7	348,760	18.6
Other	620,472	28.9	561,826	29.9
Total	$2,146,754	100.0%	$1,877,090	100.0%

Auto Finance TCF's auto finance loan portfolio represented 15.2% of TCF's total loan and lease portfolio at December 31, 2015, compared with 11.7% at December 31, 2014. Auto finance loans totaled $2.6 billion at December 31, 2015, an increase of 38.3% from $1.9 billion at December 31, 2014. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states and more than 11,800 active dealers at December 31, 2015, compared with more than 10,500 active dealers at December 31, 2014. The auto finance portfolio consisted of 24.4% new car loans and 75.6% used car loans at December 31, 2015, compared with 25.4% and 74.6%, respectively, at December 31, 2014. The average original FICO score for the held for investment auto finance portfolio was 725 and 724 at December 31, 2015 and 2014, respectively.

Credit Quality  The following sections summarize TCF's loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. The following items should be considered throughout this section:

•	Loans that are over 60-days delinquent have a higher potential to become non-accrual and generally are a leading indicator for future charge-off trends.

•
TDR loans are loans to financially troubled borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed.

•	Non-accrual loans and leases have been charged down to the estimated fair value of the collateral less selling costs, or reserved for expected loss upon workout.

•
Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are "classified" are loans or leases that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become non-accrual or result in a loss.

Included in Note 1, Summary of Significant Accounting Policies and in Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements are disclosures of loans considered to be "impaired" for accounting purposes. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate or for collateral dependent loans at the fair value of collateral less selling expense; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. Impaired loans include non-accrual commercial loans, non-accrual equipment finance loans, non-accrual inventory finance loans, as well as all TDR loans. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses.

Past Due Loans and Leases  The following table summarizes TCF's over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information.

	At December 31,
	2015		2014
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Portfolio	60 Days or More Delinquent and Accruing	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$10,248	0.46%	$13,370	0.49%
Junior lien	1,519	0.05	2,091	0.08
Total consumer real estate	11,767	0.23	15,461	0.30
Commercial	1	—	—	—
Leasing and equipment finance	2,292	0.06	2,549	0.07
Inventory finance	118	0.01	75	—
Auto finance	3,573	0.14	4,263	0.22
Other	20	0.13	—	—
Subtotal	17,771	0.11	22,348	0.14
Delinquencies in acquired portfolios	1,318	0.41	88	0.03
Total	$19,089	0.11	$22,436	0.14

Loan Modifications  The following table provides a summary of accruing TDR loans.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Consumer real estate	$106,787	$111,933	$506,640	$478,262	$433,078
Commercial	24,731	80,375	120,871	144,508	98,448
Leasing and equipment finance	2,904	924	1,021	1,050	776
Inventory finance	51	527	4,212	—	—
Auto finance	799	—	—	—	—
Other	11	89	93	38	—
Total	$135,283	$193,848	$632,837	$623,858	$532,302
Over 60-day delinquency as a percentage of total accruing TDR loans	1.54%	1.39%	1.28%	4.34%	5.69%

Accruing TDR loans at December 31, 2015 decreased $58.6 million, or 30.2%, from December 31, 2014, primarily due to the improved credit quality and continued strong customer payment performance in the commercial portfolio.

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

Under consumer real estate programs, TCF typically reduces a customer's contractual payments through reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 60.0% of the original contractual interest due on accruing consumer real estate TDR loans in 2015, yielding 4.1%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At December 31, 2015, 77.9% of total commercial TDR loans were accruing and TCF recognized more than 88.0% of the original contractual interest due on accruing commercial TDR loans in 2015. At December 31, 2015, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF previously utilized a multiple note structure as a workout alternative for certain commercial loans, which restructured a troubled loan into two notes. When utilizing this multiple note structure, the first note was always classified as a TDR loan. Under TCF policy, the first note was established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At December 31, 2015, two TDR loans restructured as multiple notes with a combined total contractual balance of $11.3 million and a remaining book balance of $10.7 million are included in the preceding table.

See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Consumer real estate:
First mortgage lien	$124,156	$137,790	$180,811	$199,631	$129,114
Junior lien	44,113	35,481	38,222	35,269	20,257
Total consumer real estate	168,269	173,271	219,033	234,900	149,371
Commercial:
Commercial real estate	6,737	24,554	36,178	118,300	104,744
Commercial business	3,588	481	4,361	9,446	22,775
Total commercial	10,325	25,035	40,539	127,746	127,519
Leasing and equipment finance	11,262	12,670	14,041	13,652	20,583
Inventory finance	1,098	2,082	2,529	1,487	823
Auto finance	9,509	3,676	470	101	—
Other	3	—	410	1,571	15
Total non-accrual loans and leases	200,466	216,734	277,022	379,457	298,311
Other real estate owned	49,982	65,650	68,874	96,978	134,898
Total non-accrual loans and leases and other real estate owned	$250,448	$282,384	$345,896	$476,435	$433,209

Non-accrual loans and leases as a percentage of total loans and leases	1.15%	1.32%	1.75%	2.46%	2.11%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.43	1.71	2.17	3.07	3.03

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	77.85	75.75	91.05	70.40	85.71

Non-accrual loans and leases at December 31, 2015 decreased $16.3 million, or 7.5%, from December 31, 2014, primarily due to improved credit quality trends and continued efforts to actively work out problem loans in the commercial portfolio. See Note 1, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information.

The following table summarizes TCF's non-accrual TDR loans included in the table above.

	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Consumer real estate	$79,055	$87,685	$134,487	$173,587	$46,728
Commercial	7,016	11,265	26,209	92,311	83,154
Leasing and equipment finance	641	1,953	2,447	2,794	979
Inventory finance	172	37	—	—	—
Auto finance	8,440	3,676	470	101	—
Other	—	—	1	—	—
Total	$95,324	$104,616	$163,614	$268,793	$130,861

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and are charged-off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Delinquent consumer real estate junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. Commercial loans are generally placed on non-accrual status once they become 90 days past due unless they are well secured and in the process of collection. Regardless of whether contractual principal and interest payments are well secured, equipment finance loans that are 90 or more days past due are placed on non-accrual status. Auto loans will be charged-off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged-off to the fair value of the collateral, less estimated selling costs. Auto loans in bankruptcy status may be placed on non-accrual status or partially charged-off to the fair value of the collateral prior to 120 days past due based on specific criterion. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases, and inventory finance loans when reported as non-accrual. Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2015 and 2014 are summarized in the following tables. The decrease in non-accrual loans and leases was primarily due to improved credit quality in the commercial and consumer real estate portfolios.

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734
Additions	131,585	13,723	16,797	12,242	11,003	35	185,385
(Charge-offs) recoveries	(25,409)	(5,247)	(5,483)	(1,271)	(1,667)	49	(39,028)
Transfers to other assets	(59,203)	(245)	(2,648)	(1,482)	(953)	—	(64,531)
Return to accrual status	(25,981)	(2,827)	(2,352)	(6,278)	—	—	(37,438)
Payments received	(26,368)	(19,644)	(7,722)	(4,976)	(2,550)	(81)	(61,341)
Sales	—	(4,083)	—	—	—	—	(4,083)
Other, net	374	3,613	—	781	—	—	4,768
Balance, end of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$219,033	$40,539	$14,041	$2,529	$470	$410	$277,022
Additions	184,385	29,653	18,380	7,107	4,280	92	243,897
(Charge-offs) recoveries	(55,107)	(8,491)	(5,040)	(515)	(100)	(91)	(69,344)
Transfers to other assets	(62,281)	(3,717)	(3,027)	(306)	(135)	(12)	(69,478)
Return to accrual status	(51,269)	—	(1,683)	(2,852)	—	—	(55,804)
Payments received	(20,757)	(33,401)	(9,549)	(3,398)	(839)	(209)	(68,153)
Sales	(41,458)	(607)	—	—	—	(189)	(42,254)
Other, net	725	1,059	(452)	(483)	—	(1)	848
Balance, end of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At December 31, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,210,975	$62,722	$22,306	$—	$5,296,003	$168,269	$5,464,272
Commercial	3,035,320	65,382	34,805	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,969,191	19,806	11,989	—	4,000,986	11,262	4,012,248
Inventory finance	1,887,505	138,945	119,206	—	2,145,656	1,098	2,146,754
Auto finance	2,632,589	—	5,498	—	2,638,087	9,509	2,647,596
Other	19,274	—	20	—	19,294	3	19,297
Total loans and leases	$16,754,854	$286,855	$193,824	$—	$17,235,533	$200,466	$17,435,999
Percent of total loans and leases	96.1%	1.7%	1.1%	—%	98.9%	1.1%	100.0%

	At December 31, 2014
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,395,103	$69,811	$44,179	$—	$5,509,093	$173,271	$5,682,364
Commercial	3,033,992	46,935	51,703	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,704,565	16,539	11,548	—	3,732,652	12,670	3,745,322
Inventory finance	1,661,701	90,413	122,894	—	1,875,008	2,082	1,877,090
Auto finance	1,906,740	—	4,645	—	1,911,385	3,676	1,915,061
Other	24,136	8	—	—	24,144	—	24,144
Total loans and leases	$15,726,237	$223,706	$234,969	$—	$16,184,912	$216,734	$16,401,646
Percent of total loans and leases	95.9%	1.4%	1.4%	—%	98.7%	1.3%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $394.3 million at December 31, 2015, a decrease of $57.4 million from December 31, 2014, primarily due to a decrease of substandard and non-accrual loans in the commercial and consumer real estate portfolios due to improved credit quality trends and continued efforts to actively work out problem loans in the commercial portfolio.

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

The Company considers the allowance for loan and lease losses of $156.1 million appropriate to cover losses incurred in the loan and lease portfolios at December 31, 2015. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, the following table includes detailed information regarding TCF's allowance for loan and lease losses.

	Credit Loss Reserves					Credit Loss Reserves as a Percentage of Portfolio
	At December 31,					At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
Consumer real estate:
First mortgage lien	$36,888	$55,319	$133,009	$119,957	$115,740	1.41%	1.76%	3.53%	2.83%	2.44%
Junior lien	31,104	30,042	43,021	62,056	67,695	1.10	1.18	1.67	2.55	3.14
Consumer real estate	67,992	85,361	176,030	182,013	183,435	1.24	1.50	2.78	2.73	2.66
Commercial:
Commercial real estate	22,215	24,616	32,405	47,821	40,446	0.86	0.94	1.18	1.55	1.26
Commercial business	7,970	6,751	5,062	3,754	6,508	1.44	1.27	1.25	1.16	2.59
Total commercial	30,185	31,367	37,467	51,575	46,954	0.96	0.99	1.19	1.51	1.36
Leasing and equipment finance	19,018	18,446	18,733	21,037	21,173	0.47	0.49	0.55	0.66	0.67
Inventory finance	11,128	10,020	8,592	7,569	2,996	0.52	0.53	0.52	0.48	0.48
Auto finance	26,486	18,230	10,623	4,136	—	1.00	0.95	0.86	0.75	—
Other	1,245	745	785	798	1,114	6.45	3.09	2.94	2.86	3.19
Total allowance for loan and lease losses	156,054	164,169	252,230	267,128	255,672	0.90	1.00	1.59	1.73	1.81
Other credit loss reserves:
Reserves for unfunded commitments	1,044	943	980	2,456	1,829	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$157,098	$165,112	$253,210	$269,584	$257,501	0.90	1.01	1.60	1.75	1.82
N.A. Not Applicable.

At December 31, 2015, the allowance as a percent of total loans and leases decreased to 0.90%, compared with 1.00% at December 31, 2014. The decrease was driven primarily by reduced reserves in the consumer real estate portfolio resulting from improved home values.

The following table sets forth a reconciliation of changes in the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of period	$164,169	$252,230	$267,128	$255,672	$265,819
Charge-offs:
Consumer real estate:
First mortgage lien	(19,448)	(43,632)	(60,363)	(101,595)	(94,724)
Junior lien	(14,239)	(19,494)	(37,145)	(83,190)	(62,130)
Total consumer real estate	(33,687)	(63,126)	(97,508)	(184,785)	(156,854)
Commercial:
Commercial real estate	(5,225)	(8,646)	(28,287)	(34,642)	(32,890)
Commercial business	(24)	(11)	(657)	(6,194)	(9,843)
Total commercial	(5,249)	(8,657)	(28,944)	(40,836)	(42,733)
Leasing and equipment finance	(7,631)	(7,316)	(7,277)	(15,248)	(16,984)
Inventory finance	(2,501)	(1,653)	(1,141)	(1,838)	(1,044)
Auto finance	(18,386)	(11,856)	(5,305)	(1,164)	—
Other	(7,093)	(8,359)	(9,115)	(10,239)	(12,680)
Total charge-offs	(74,547)	(100,967)	(149,290)	(254,110)	(230,295)
Recoveries:
Consumer real estate:
First mortgage lien	1,578	1,513	2,055	1,067	510
Junior lien	5,850	5,354	6,589	4,582	3,233
Total consumer real estate	7,428	6,867	8,644	5,649	3,743
Commercial:
Commercial real estate	2,032	754	2,667	1,762	1,502
Commercial business	1,737	2,133	103	197	152
Total commercial	3,769	2,887	2,770	1,959	1,654
Leasing and equipment finance	2,792	3,705	3,968	5,058	4,461
Inventory finance	1,019	826	373	333	193
Auto finance	2,971	1,491	607	30	—
Other	5,034	5,860	6,518	7,314	9,262
Total recoveries	23,013	21,636	22,880	20,343	19,313
Net charge-offs	(51,534)	(79,331)	(126,410)	(233,767)	(210,982)
Provision for credit losses	52,944	95,737	118,368	247,443	200,843
Other(1)	(9,525)	(104,467)	(6,856)	(2,220)	(8)
Balance, end of period	$156,054	$164,169	$252,230	$267,128	$255,672
Net charge-offs as a percentage of average loans and leases	0.30%	0.49%	0.81%	1.54%	1.45%

(1)
Included in Other in 2014 is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the portfolio sale of consumer real estate TDR loans.

During 2015, total net charge-offs decreased $27.8 million primarily due to a $30.0 million decrease in consumer real estate net charge-offs and a $4.3 million decrease in commercial net charge-offs, partially offset by a $5.1 million increase in auto finance net charge-offs. The decrease in net charge-offs in the consumer real estate portfolio was primarily due to the improving economy, as incidents of default decreased and home values increased. The decrease in net charge-offs in the commercial portfolio was primarily due to improved credit quality and continued efforts to actively work out problem loans. The increase in net charge-offs in the auto finance portfolio was primarily due to growth and maturation of the portfolio.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Other real estate owned:(1)
Consumer real estate	$42,912	$44,932	$47,637	$69,599	$87,792
Commercial real estate	7,070	20,718	21,237	27,379	47,106
Total other real estate owned	49,982	65,650	68,874	96,978	134,898
Repossessed and returned assets	7,969	3,525	3,505	3,510	4,758
Total other real estate owned and repossessed and returned assets	$57,951	$69,175	$72,379	$100,488	$139,656

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 297 owned properties and 113 foreclosed properties subject to redemption at December 31, 2015, compared with 277 owned properties and 146 foreclosed properties subject to redemption at December 31, 2014. The increase in owned properties from December 31, 2014 resulted from the addition of 598 properties, partially offset by sales of 578 properties. The average length of time of consumer real estate properties sold during 2015 and 2014 was approximately 5.7 months and 5.4 months, respectively, from the date the properties were listed for sale. Consumer real estate loans in process of foreclosure were $44.5 million and $59.3 million at December 31, 2015 and 2014, respectively.

The changes in the amount of other real estate owned for the years ended December 31, 2015 and 2014 are summarized in the following tables. The decrease in other real estate owned was primarily due to the decrease in commercial properties as sales increased and transfers in decreased. Total sales of other real estate owned increased by $5.9 million in 2015 compared with 2014. Total transfers into other real estate owned decreased by $4.4 million in 2015 compared with 2014.

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$44,932	$20,718	$65,650
Transferred in, net of charge-offs	58,339	246	58,585
Sales	(54,534)	(10,645)	(65,179)
Write-downs	(8,937)	(3,488)	(12,425)
Other, net	3,112	239	3,351
Balance, end of period	$42,912	$7,070	$49,982

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$47,637	$21,237	$68,874
Transferred in, net of charge-offs	59,268	3,717	62,985
Sales	(55,409)	(3,824)	(59,233)
Write-downs	(7,870)	(6,562)	(14,432)
Other, net	1,306	6,150	7,456
Balance, end of period	$44,932	$20,718	$65,650

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

TCF's Asset & Liability Committee ("ALCO") and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of the Company's liquidity risk. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information.

TCF Bank had $538.7 million and $767.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at December 31, 2015 and 2014, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.3 billion and $1.4 billion at December 31, 2015 and 2014, respectively.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information. TCF Financial had cash and liquid investments of $69.5 million and $71.8 million at December 31, 2015 and 2014, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF's deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $2.4 billion of additional borrowing capacity at the FHLB of Des Moines at December 31, 2015, as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank and was unused at both December 31, 2015 and 2014.

Deposits  Deposits totaled $16.7 billion at December 31, 2015, an increase of $1.3 billion, or 8.2%, from December 31, 2014, primarily due to special campaigns for certificates of deposit and money market accounts.

Checking, savings and certain money market deposits are an important source of low interest cost funds for TCF. The average balance of these types of deposits was $10.0 billion for both 2015 and 2014. These deposits comprised 62.6% of total average deposits for 2015, compared with 67.0% of total average deposits for 2014.

Certificates of deposit totaled $3.9 billion at December 31, 2015, compared with $3.0 billion at December 31, 2014.

Non-interest bearing checking accounts represented 19.1% of total deposits at December 31, 2015, compared with 18.3% at December 31, 2014. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.30% at December 31, 2015, compared with 0.26% at December 31, 2014. The increase was primarily due to increased average rates resulting from promotions for certificates of deposit.

Borrowings  Borrowings totaled $1.0 billion and $1.2 billion at December 31, 2015 and 2014, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

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

See Note 10, Short-term Borrowings and Note 11, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's borrowings.

Contractual Obligations and Commitments As discussed further in Note 7, Premises and Equipment; Note 9, Deposits; Note 10, Short-term Borrowings; Note 11, Long-term Borrowings; and Note 17, Financial Instruments with Off-Balance Sheet Risk of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2015, the aggregate contractual obligations and commitments were as follows.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Certificates of deposit	$3,903,793	$2,770,362	$1,089,405	$23,321	$20,705
Total borrowings	1,042,242	578,180	194,207	11,364	258,491
Annual rental commitments under non-cancelable operating leases	184,238	29,885	60,146	31,598	62,609
Contractual interest payments(1)	164,553	55,914	40,571	28,902	39,166
Campus marketing agreements	32,628	2,946	5,656	5,748	18,278
Investment in low income housing affordable tax credits	22,311	9,746	12,565	—	—
Construction contracts and land purchase commitments for future branch sites	5,267	5,267	—	—	—
Total	$5,355,032	$3,452,300	$1,402,550	$100,933	$399,249

(1)	Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

	Amount of Commitment - Expiration by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Consumer real estate and other	$1,402,088	$23,900	$122,927	$81,658	$1,173,603
Commercial	639,465	168,077	302,304	153,521	15,563
Leasing and equipment finance	128,259	128,259	—	—	—
Total commitments to extend credit	2,169,812	320,236	425,231	235,179	1,189,166
Standby letters of credit and guarantees on industrial revenue bonds	9,178	7,829	919	430	—
Total	$2,178,990	$328,065	$426,150	$235,609	$1,189,166

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities which do not obligate the Company to lend have been excluded from the contractual obligations table above.

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing rights, which may also include naming rights, with three campuses. TCF is obligated to make annual payments for the exclusive marketing rights at these three campuses through 2029. TCF also has various renewal options, which may extend the terms of these agreements.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2019. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at December 31, 2015 and 2014. See Note 14, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At December 31, 2015, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)(the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At December 31, 2015, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity  Total equity at December 31, 2015 was $2.3 billion, or 11.1% of total assets, compared with $2.1 billion, or 11.0% of total assets, at December 31, 2014. Dividends to common stockholders on a per share basis totaled 7.5 cents for the quarter ended December 31, 2015, an increase of 50% from a per share basis of 5 cents for each of the first three quarters of 2015 and each quarter of 2014. TCF's common dividend payout ratio for the quarters ended December 31, 2015 and 2014 was 25.9% and 41.7%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2015, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Tangible common equity at December 31, 2015 was $1.8 billion, or 8.79% of total tangible assets, compared with $1.6 billion, or 8.50% of total tangible assets, at December 31, 2014. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Computation of tangible common equity to tangible assets:
Total equity	$2,306,917	$2,135,364	$1,964,759	$1,876,643	$1,878,627
Less: Non-controlling interest in subsidiaries	16,001	13,715	11,791	13,270	10,494
Total TCF Financial Corporation stockholders' equity	2,290,916	2,121,649	1,952,968	1,863,373	1,868,133
Less:
Preferred stock	263,240	263,240	263,240	263,240	—
Goodwill	225,640	225,640	225,640	225,640	225,640
Other intangibles(1)	3,126	4,641	6,326	8,674	7,134
Tangible common equity	$1,798,910	$1,628,128	$1,457,762	$1,365,819	$1,635,359
Total assets	$20,691,704	$19,394,611	$18,379,840	$18,225,917	$18,979,388
Less:
Goodwill	225,640	225,640	225,640	225,640	225,640
Other intangibles(1)	3,126	4,641	6,326	8,674	7,134
Tangible assets	$20,462,938	$19,164,330	$18,147,874	$17,991,603	$18,746,614
Tangible common equity to tangible assets	8.79%	8.50%	8.03%	7.59%	8.72%

(1)	Includes non-mortgage servicing assets.

Critical Accounting Policies

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financing and income taxes. See Note 1, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of critical accounting policies.

Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the classification and measurement of investments in equity securities, simplifies the impairment analysis of equity investments without readily determinable fair values, requires separate presentation of certain fair value changes for financial liabilities measured at fair value and eliminates certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU will be required on a prospective basis with a cumulative-effect adjustment required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. With limited exceptions, early adoption is prohibited. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and deferred tax liabilities to be presented as noncurrent in a classified balance sheet and eliminates the requirement to allocate a valuation allowance on a pro-rata basis between gross current and noncurrent deferred tax assets. The adoption of this ASU will be required on a prospective or retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. The adoption of this ASU will not have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which amends the rules related to provisional amounts recognized at the acquisition date of a business combination. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends certain Securities and Exchange Commission content concerning the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This ASU became effective upon issuance and was adopted in the third quarter of 2015. The adoption of this ASU did not have an impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force), which simplifies the measurement, presentation and related disclosures for fully benefit-responsive investment contracts and disclosures about plan investments and allows a plan with a fiscal year end that does not coincide with the end of a calendar month to make an accounting policy election to measure its investments and investment-related accounts using the month end closest to its fiscal year end. The adoption of this ASU will be required on a retrospective basis for Part I and II and a prospective basis for Part III beginning with the plan’s financial statements for the year ending December 31, 2016. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40); Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which updates guidance about whether a cloud computing arrangement includes a software license and how to account for those software licenses. The ASU was adopted by TCF on September 1, 2015. The adoption of this ASU did not have an impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this ASU will be required, using one of two retrospective application methods. In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. The adoption of this ASU is now required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors," the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Branching Risk; Growth Risks.  Adverse developments affecting TCF's supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; inability to timely close underperforming branches due to long-term lease obligations; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF's balance sheet through new or expanded programs or opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

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

Litigation Risks.  Results of litigation or government enforcement actions, including class action litigation or enforcement actions concerning TCF's lending or deposit activities, including account opening/origination, servicing practices, fees or charges, employment practices, or checking account overdraft program "opt in" requirements; and possible increases in indemnification obligations for certain litigation against Visa U.S.A.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk, foreign currency risk and operational risk, the Company considers interest rate risk to be one of its more significant market risks.

Interest Rate Risk

TCF's ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted interest rate risk policy limits which are incorporated into the Company's investment policy. Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company's interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in consumer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about consumer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).

TCF's ALCO meets regularly and is responsible for reviewing the Company's interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. ALCO manages TCF's interest rate risk based on interest rate expectations and other factors. The principal objective of TCF in managing its assets and liabilities is to provide maximum levels of net interest income and facilitate the funding needs of the Company, while maintaining acceptable levels of interest rate risk and liquidity risk.

ALCO primarily uses two interest rate risk tools with policy limits to evaluate TCF's interest rate risk: net interest income simulation and economic value of equity ("EVE") analysis. In addition, interest rate gap is reviewed to monitor asset and liability repricing over various time periods.

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

	Impact on Net Interest Income
	December 31,
(Dollars in millions)	2015		2014
Immediate Change in Interest Rates:
+200 basis points	$93.9	11.1%	$73.6	8.9%
+100 basis points	50.4	5.9	39.4	4.7

As of December 31, 2015, 55.8% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 62.6% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits should enable TCF to increase net interest income as interest rates rise.

Management also uses EVE and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

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

TCF's Enterprise Risk Management Committee meets at least quarterly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Enterprise Risk Management Committee and the Board of Directors have adopted a Risk Appetite Statement to manage the Company's credit risk by setting (i) a desired balance between asset classes, (ii) concentration limits based on loan type, business line and geographic region and (iii) maximum tolerances for credit performance. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify that they are predictive of borrower performance. Limits are established on the exposure to a single customer (including affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through the credit committees.

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

The Company also has credit risk in its securities portfolio related to obligations of states and political subdivisions. The Company maintains a restrictive set of underwriting criteria and regularly monitors credit performance under the direction and supervision of the TCF Bank Credit Committee to manage this risk. Credit risk in the remainder of the securities portfolio is minimal. The remainder of the securities available for sale and securities held to maturity portfolios as of December 31, 2015 consist primarily of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae. All investment related counterparties and transaction limits are reviewed and approved annually by both ALCO and the TCF Bank Credit Committee.
Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company's inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may be required to receive regulatory approval prior to making any such distributions in the future and such distributions may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. See Note 14, Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

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

TCF's asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve Bank or other highly liquid marketable securities that are not pledged and can be sold or pledged to various counterparties under established agreements. At December 31, 2015, TCF had asset liquidity of $1.3 billion.

Deposits are TCF's primary source of funding. TCF also maintains secured sources of funding, which primarily include $2.4 billion of additional borrowing capacity at the FHLB of Des Moines, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve Bank consists primarily of consumer and commercial real estate loans and mortgage-backed securities. The FHLB relies upon its own internal credit analysis of TCF when determining TCF's secured borrowing capacity. In addition to the above, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company's investment in TCFCFC or results of other transactions in countries outside of the United States. Beginning in 2011, TCF entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCFCFC. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates. See Note 18, Derivative Instruments of Notes to Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TCF Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
February 29, 2016

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2015	2014
Assets:
Cash and due from banks	$889,337	$1,115,250
Investments	70,537	85,492
Securities held to maturity	201,920	214,454
Securities available for sale	888,885	463,294
Loans and leases held for sale	157,625	132,266
Loans and leases:
Consumer real estate:
First mortgage lien	2,624,956	3,139,152
Junior lien	2,839,316	2,543,212
Total consumer real estate	5,464,272	5,682,364
Commercial	3,145,832	3,157,665
Leasing and equipment finance	4,012,248	3,745,322
Inventory finance	2,146,754	1,877,090
Auto finance	2,647,596	1,915,061
Other	19,297	24,144
Total loans and leases	17,435,999	16,401,646
Allowance for loan and lease losses	(156,054)	(164,169)
Net loans and leases	17,279,945	16,237,477
Premises and equipment, net	445,934	436,361
Goodwill	225,640	225,640
Other assets	531,881	484,377
Total assets	$20,691,704	$19,394,611
Liabilities and Equity:
Deposits:
Checking	$5,690,559	$5,195,243
Savings	4,717,457	5,212,320
Money market	2,408,180	1,993,130
Certificates of deposit	3,903,793	3,049,189
Total deposits	16,719,989	15,449,882
Short-term borrowings	5,381	4,425
Long-term borrowings	1,036,652	1,232,065
Total borrowings	1,042,033	1,236,490
Accrued expenses and other liabilities	622,765	572,875
Total liabilities	18,384,787	17,259,247
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
169,887,030 and 167,503,568 shares issued, respectively	1,699	1,675
Additional paid-in capital	851,836	817,130
Retained earnings, subject to certain restrictions	1,240,347	1,099,914
Accumulated other comprehensive income (loss)	(15,346)	(10,910)
Treasury stock at cost, 42,566 shares, and other	(50,860)	(49,400)
Total TCF Financial Corporation stockholders' equity	2,290,916	2,121,649
Non-controlling interest in subsidiaries	16,001	13,715
Total equity	2,306,917	2,135,364
Total liabilities and equity	$20,691,704	$19,394,611

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2015	2014	2013
Interest income:
Loans and leases	$832,736	$820,436	$819,501
Securities available for sale	15,648	11,994	18,074
Securities held to maturity	5,486	5,281	277
Investments and other	38,060	36,518	26,688
Total interest income	891,930	874,229	864,540
Interest expense:
Deposits	48,226	38,385	36,604
Borrowings	23,316	20,215	25,312
Total interest expense	71,542	58,600	61,916
Net interest income	820,388	815,629	802,624
Provision for credit losses	52,944	95,737	118,368
Net interest income after provision for credit losses	767,444	719,892	684,256
Non-interest income:
Fees and service charges	144,999	154,386	166,606
Card revenue	54,387	51,323	51,920
ATM revenue	21,544	22,225	22,656
Subtotal	220,930	227,934	241,182
Gains on sales of auto loans, net	30,580	43,565	29,699
Gains on sales of consumer real estate loans, net	40,964	34,794	21,692
Servicing fee income	31,229	21,444	13,406
Subtotal	102,773	99,803	64,797
Leasing and equipment finance	108,129	93,799	90,919
Other	10,463	10,704	6,196
Fees and other revenue	442,295	432,240	403,094
Gains (losses) on securities, net	(297)	1,027	964
Total non-interest income	441,998	433,267	404,058
Non-interest expense:
Compensation and employee benefits	457,743	452,942	429,188
Occupancy and equipment	144,962	139,023	134,694
FDIC insurance	20,262	25,123	32,066
Advertising and marketing	22,782	22,943	21,477
Other	186,211	179,904	167,777
Subtotal	831,960	819,935	785,202
Operating lease depreciation	39,409	27,152	24,500
Branch realignment	—	—	8,869
Foreclosed real estate and repossessed assets, net	23,193	24,567	27,950
Other credit costs, net	185	123	(1,252)
Total non-interest expense	894,747	871,777	845,269
Income before income tax expense	314,695	281,382	243,045
Income tax expense	108,872	99,766	84,345
Income after income tax expense	205,823	181,616	158,700
Income attributable to non-controlling interest	8,700	7,429	7,032
Net income attributable to TCF Financial Corporation	197,123	174,187	151,668
Preferred stock dividends	19,388	19,388	19,065
Net income available to common stockholders	$177,735	$154,799	$132,603
Net income per common share:
Basic	$1.07	$0.95	$0.82
Diluted	$1.07	$0.94	$0.82

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income attributable to TCF Financial Corporation	$197,123	$174,187	$151,668
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	(2,523)	29,071	(61,177)
Reclassification of net (gains) losses to net income	1,159	(76)	(860)
Net investment hedges:
Unrealized gains (losses) arising during the period	7,613	3,126	1,625
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	(8,304)	(3,704)	(1,979)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	(47)	(46)
Income tax (expense) benefit	(2,335)	(12,067)	22,781
Total other comprehensive income (loss)	(4,436)	16,303	(39,656)
Comprehensive income	$192,687	$190,490	$112,012

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2012	4,006,900	163,428,763	$263,240	$1,634	$750,040	$877,445	$12,443	$(41,429)	$1,863,373	$13,270	$1,876,643
Net income	—	—	—	—	—	151,668	—	—	151,668	7,032	158,700
Other comprehensive income (loss)	—	—	—	—	—	—	(39,656)	—	(39,656)	—	(39,656)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,511)	(8,511)
Dividends on preferred stock	—	—	—	—	—	(19,065)	—	—	(19,065)	—	(19,065)
Dividends on common stock	—	—	—	—	—	(32,227)	—	—	(32,227)	—	(32,227)
Grants of restricted stock	—	532,777	—	5	(5)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,389,819	—	14	20,165	—	—	—	20,179	—	20,179
Cancellation of shares of restricted stock	—	(120,313)	—	—	(299)	25	—	—	(274)	—	(274)
Cancellation of common shares for tax withholding	—	(66,185)	—	(1)	(954)	—	—	—	(955)	—	(955)
Net amortization of stock compensation	—	—	—	—	10,398	—	—	—	10,398	—	10,398
Stock compensation tax (expense) benefit	—	—	—	—	(473)	—	—	—	(473)	—	(473)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	769	—	—	(769)	—	—	—
Balance, December 31, 2013	4,006,900	165,164,861	263,240	1,652	779,641	977,846	(27,213)	(42,198)	1,952,968	11,791	1,964,759
Net income	—	—	—	—	—	174,187	—	—	174,187	7,429	181,616
Other comprehensive income (loss)	—	—	—	—	—	—	16,303	—	16,303	—	16,303
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(5,505)	(5,505)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(32,731)	—	—	(32,731)	—	(32,731)
Grants of restricted stock	—	1,152,906	—	11	(11)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,452,837	—	15	23,068	—	—	—	23,083	—	23,083
Cancellation of shares of restricted stock	—	(108,490)	—	(1)	(519)	—	—	—	(520)	—	(520)
Cancellation of common shares for tax withholding	—	(205,546)	—	(2)	(3,332)	—	—	—	(3,334)	—	(3,334)
Net amortization of stock compensation	—	—	—	—	9,025	—	—	—	9,025	—	9,025
Exercise of stock options	—	47,000	—	—	740	—	—	—	740	—	740
Stock compensation tax (expense) benefit	—	—	—	—	1,316	—	—	—	1,316	—	1,316
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	7,202	—	—	(7,202)	—	—	—
Balance, December 31, 2014	4,006,900	167,503,568	263,240	1,675	817,130	1,099,914	(10,910)	(49,400)	2,121,649	13,715	2,135,364
Net income	—	—	—	—	—	197,123	—	—	197,123	8,700	205,823
Other comprehensive income (loss)	—	—	—	—	—	—	(4,436)	—	(4,436)	—	(4,436)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(6,414)	(6,414)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(37,302)	—	—	(37,302)	—	(37,302)
Grants of restricted stock	—	828,304	—	8	(8)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,588,111	—	16	24,819	—	—	—	24,835	—	24,835
Cancellation of shares of restricted stock	—	(159,522)	—	(2)	(685)	—	—	—	(687)	—	(687)
Cancellation of common shares for tax withholding	—	(73,431)	—	—	(1,166)	—	—	—	(1,166)	—	(1,166)
Net amortization of stock compensation	—	—	—	—	7,160	—	—	—	7,160	—	7,160
Exercise of stock options	—	200,000	—	2	2,568	—	—	—	2,570	—	2,570
Stock compensation tax (expense) benefit	—	—	—	—	558	—	—	—	558	—	558
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,460	—	—	(1,460)	—	—	—
Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$197,123	$174,187	$151,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	52,944	95,737	118,368
Depreciation and amortization	157,287	128,701	117,950
Proceeds from sales of loans and leases held for sale	970,467	571,551	277,180
Gains on sales of assets, net	(80,471)	(90,736)	(61,265)
Net income attributable to non-controlling interest	8,700	7,429	7,032
Originations of loans held for sale, net of repayments	(965,712)	(626,172)	(353,982)
Net change in other assets and accrued expenses and other liabilities	52,761	83,624	190,371
Other, net	(29,439)	(32,571)	(36,288)
Net cash provided by (used in) operating activities	363,660	311,750	411,034
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,968,134)	(2,190,753)	(1,196,030)
Purchases of equipment for lease financing	(1,087,438)	(920,985)	(904,383)
Purchase of inventory finance portfolios	—	—	(9,658)
Proceeds from sales of loans	1,767,785	2,278,812	1,378,235
Proceeds from sales of lease receivables	27,817	25,468	43,215
Proceeds from sales of securities	177	2,813	46,506
Purchases of securities	(510,675)	(139,080)	(53,312)
Proceeds from maturities of and principal collected on securities	94,250	58,151	91,424
Purchases of Federal Home Loan Bank stock	(138,000)	(97,000)	(18,789)
Redemption of Federal Home Loan Bank stock	153,005	105,931	40,976
Proceeds from sales of real estate owned	71,709	67,049	102,250
Purchases of premises and equipment	(53,594)	(45,469)	(37,859)
Other, net	26,457	30,140	35,636
Net cash provided by (used in) investing activities	(1,616,641)	(824,923)	(481,789)
Cash flows from financing activities:
Net change in deposits	1,256,646	997,661	370,356
Net change in short-term borrowings	1,072	(493)	2,299
Proceeds from long-term borrowings	4,471,086	2,808,612	744,348
Payments on long-term borrowings	(4,666,595)	(3,059,948)	(1,191,422)
Net investment by (distribution to) non-controlling interest	(6,414)	(5,505)	(8,511)
Dividends paid on preferred stock	(19,388)	(19,388)	(19,065)
Dividends paid on common stock	(37,302)	(32,731)	(32,227)
Stock compensation tax (expense) benefit	558	1,316	(473)
Common shares sold to TCF employee benefit plans	24,835	23,083	20,179
Exercise of stock options	2,570	740	—
Net cash provided by (used in) financing activities	1,027,068	713,347	(114,516)
Net change in cash and due from banks	(225,913)	200,174	(185,271)
Cash and due from banks at beginning of period	1,115,250	915,076	1,100,347
Cash and due from banks at end of period	$889,337	$1,115,250	$915,076
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$64,855	$55,954	$61,453
Income taxes, net	79,687	113,562	(28,456)
Transfer of loans to other assets	107,403	91,180	112,463
Transfer of securities available for sale to securities held to maturity	—	191,665	9,342
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans classified as troubled debt restructuring ("TDR") loans are considered impaired loans, along with non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans. TCF individually evaluates impairment on all impaired loans and all non-accrual leasing and equipment finance leases and other consumer real estate, commercial and auto loans specifically identified for evaluation. All other loans and leases are evaluated collectively for impairment.

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

Impairment on commercial and inventory finance loans and on leasing and equipment finance loans and leases is generally based upon the present value of the expected future cash flows discounted at the initial effective interest rate of the loan or lease, unless the loan or lease is collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan or lease is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs.

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

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to losses are utilized in the historical data in calculating the allowance for loan and lease losses. Consumer real estate loans are charged off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Commercial loans, leasing and equipment finance loans and leases and inventory finance loans which are considered collateral dependent are charged off to estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with contractual terms. Auto loans will be charged-off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged-off to the fair value of the collateral, less estimated selling costs. Auto loans in bankruptcy status may be partially charged-off to the fair value of the collateral prior to 120 days past due based on specific criteria. Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Loans which are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances.

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

TCF may sell minimum lease payments primarily as a credit risk reduction tool to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

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

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis carrying amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in income tax expense in the Consolidated Statements of Income in the period in which the enactment date occurs. Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year to date in the period of enactment.

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

Securities Held to Maturity Securities held to maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of securities available for sale to securities held to maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held to maturity investment security. Such amounts are then amortized over the remaining life of the transferred security as an adjustment of the yield on those securities. TCF periodically evaluates securities held to maturity for other than temporary impairment. Declines in value considered other than temporary, if any, would be recorded in non-interest income within gains (losses) on securities, net.

Securities Available for Sale Securities available for sale are carried at fair value with the unrealized gains or losses, net of related deferred income taxes, reported within accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. TCF evaluates securities available for sale for other than temporary impairment on a quarterly basis. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income within gains (losses) on securities, net. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security, or to the call date for securities with call features.

Loans and Leases Held for Sale Loans and leases designated as held for sale are generally carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. Certain other loans and leases held for sale are recorded at fair value under the elected fair value option. From time to time, management identifies and designates primarily consumer real estate and auto finance loans held in the loan portfolios for sale. These loans are transferred to loans and leases held for sale at the lower of cost or fair value at the time of transfer. Any associated allowance for loan and lease losses is transferred to the valuation allowance.

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

Non-accrual Loans and Leases Loans and leases are generally placed on non-accrual status when the collection of interest and principal is 90 days or more past due unless, in the case of commercial loans, they are well secured and in the process of collection. Auto loans are placed on non-accrual status when interest and principal are 120 days past due. Delinquent consumer real estate junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis.

Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. Income on these loans is recognized on a cash basis when there is sustained repayment performance for six or 12 consecutive months based on the credit evaluation and the loan is not more than 60 days delinquent.

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

Other Real Estate Owned and Repossessed and Returned Assets Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in foreclosed real estate and repossessed assets, net expense. Operating expenses of properties and recoveries on sales of other real estate owned are also recorded in non-interest expense within foreclosed real estate and repossessed assets, net expense. Operating revenue from foreclosed property is included in other non-interest income. Other real estate owned at December 31, 2015 and 2014, was $50.0 million and $65.7 million, respectively. Repossessed and returned assets at December 31, 2015 and 2014, was $8.0 million and $3.5 million, respectively. Other real estate owned and repossessed and returned assets were written down $12.8 million and $14.8 million, which was included in foreclosed real estate and repossessed assets, net expense for the years ended December 31, 2015 and 2014, respectively.

Investments in Affordable Housing Limited Liability Entities Investments in affordable housing consist of investments in limited liability entities that operate qualified affordable housing projects or that invest in other limited liability entities formed to operate affordable housing projects. For investments entered into prior to January 1, 2015, TCF generally utilized the effective yield method with the tax credits and amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. For investments entered into subsequent to January 1, 2015, TCF generally utilizes the proportional amortization method. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. The tax credits and amortization of the investment are reflected in the Consolidated Statements of Income as a reduction of income tax expense. TCF's investments in affordable housing limited liability entities at December 31, 2015 and 2014 was $35.2 million and $7.0 million, respectively.

At December 31, 2015 and 2014, six and five, respectively, of these investments in affordable housing limited liability entities were considered variable interest entities ("VIE"). These limited liability entities are not consolidated with TCF. At December 31, 2015 and 2014, the carrying amount of the VIE investments was $34.7 million and $6.5 million, respectively. The maximum exposure to loss on the VIE investments was $34.7 million and $6.5 million at December 31, 2015 and 2014, respectively, however the limited liability entity provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an investment grade credit-rated company, which further reduces the risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss. Tax credits and other tax benefits of $3.9 million, $3.5 million and $5.1 million in 2015, 2014 and 2013, respectively, are recorded in income tax expense. At December 31, 2015, the expected payments for unfunded affordable housing commitments was $22.3 million. The commitments are expected to be fully funded by December 31, 2018.

Interest-only Strips TCF may sell fixed or variable-rate consumer real estate and consumer auto loans with or without interest-only strips to third party financial institutions. For those transactions which achieve sale treatment, the underlying loans are not recognized on TCF's Consolidated Statements of Financial Condition. The Company sells these loans at par value and generally receives as part of the sale consideration an interest in the future cash flows of borrower loan payments, known as an interest-only strip. The interest-only strip is recorded at fair value at the time of sale. The fair value of the interest-only strip represents the present value of future cash flows expected to be received by TCF. After initial recording of the interest-only strip, the accretable yield is measured as the difference between the initial investment, or fair value, and the cash flows expected to be collected. The accretable yield is amortized into interest income over the life of the interest-only strip using the effective yield method. The expected cash flows are evaluated quarterly to determine if they have changed from previous projections. If the present value of the original cash flows expected to be collected is less than the present value of the current estimate of cash flows to be collected, the change is adjusted prospectively over the remaining life of the interest-only strip. If the present value of the original cash flows expected to be collected is greater than the present value of the current estimate, an other than temporary impairment is generally recorded.

Intangible Assets All assets and liabilities acquired in purchase acquisitions, including other intangibles, are recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on at least an annual basis at the reporting unit level. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line or effective yield basis over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

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

Income tax benefits related to stock compensation, in excess of grant date fair value less any proceeds on exercise, are recognized as additional paid-in capital upon vesting or exercise and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise are recognized as a reduction of additional paid- in capital to the extent of previously recognized income tax benefits and then as income tax expense for any remaining amount.

Deposit Account Overdrafts Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Uncollectible deposit fees are reversed against fees and service charges and a related reserve for uncollectible deposit fees is maintained in other liabilities. Other deposit account losses are reported in other non-interest expense.

Note 2.  Cash and Due from Banks

At December 31, 2015 and 2014, TCF Bank was required by Federal Reserve regulations to maintain reserves of $101.6 million and $98.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF also retains cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $58.3 million and $67.8 million at December 31, 2015 and 2014, respectively.

TCF had cash held in interest-bearing accounts of $609.5 million and $842.1 million at December 31, 2015 and 2014, respectively.

Note 3. Investments

Investments consisted of the following.

	At December 31,
(In thousands)	2015	2014
Federal Home Loan Bank stock, at cost	$32,909	$47,914
Federal Reserve Bank stock, at cost	37,628	37,578
Total investments	$70,537	$85,492

The investments in Federal Home Loan Bank stock are required investments related to TCF's membership in and current borrowings from the Federal Home Loan Bank ("FHLB") of Des Moines. TCF's investments in FHLB of Des Moines could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of Federal Reserve Bank stock that TCF Bank is required to hold is based on TCF Bank's capital structure.

The yield on investments which have no stated contractual maturity was 4.41% and 4.25% at December 31, 2015 and 2014, respectively.

Note 4.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At December 31,
	2015				2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$627,521	$655	$6,246	$621,930	$461,575	$2,405	$741	$463,239
Other	34	—	—	34	55	—	—	55
Obligations of states and political subdivisions	262,189	4,732	—	266,921	—	—	—	—
Total securities available for sale	$889,744	$5,387	$6,246	$888,885	$461,630	$2,405	$741	$463,294
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$197,410	$5,247	$214	$202,443	$209,538	$7,988	$109	$217,417
Other	1,110	—	—	1,110	1,516	—	—	1,516
Other securities	3,400	—	—	3,400	3,400	—	—	3,400
Total securities held to maturity	$201,920	$5,247	$214	$206,953	$214,454	$7,988	$109	$222,333

During 2015, TCF sold $0.2 million of securities available for sale and received cash proceeds of $0.2 million. Gross realized gains of $1.2 million were recognized on sales of securities available for sale in both 2014 and 2013. At December 31, 2015 and 2014, mortgage-backed securities with a carrying value of $17.1 million and $8.2 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale in 2015, 2014, or 2013. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

There were no transfers from securities available for sale to securities held to maturity in 2015. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity, reflecting TCF's intent and ability to hold these securities to maturity. At December 31, 2015 and 2014, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $14.8 million and $16.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. Other held to maturity securities consist of bonds which qualify for investment credit under the Community Reinvestment Act. In 2015, 2014, and 2013, TCF recorded an impairment charge of $0.3 million, $0.1 million, and $0.2 million, respectively, on held to maturity securities, which had a carrying value of $1.1 million, $1.5 million and $1.9 million at December 31, 2015, 2014, and 2013, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at December 31, 2015 and 2014, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,127	$6,246	$—	$—	$552,127	$6,246
Total securities available for sale	$552,127	$6,246	$—	$—	$552,127	$6,246

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$12,333	$100	$1,732	$114	$14,065	$214
Total securities held to maturity	$12,333	$100	$1,732	$114	$14,065	$214

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$—	$198,550	$741	$198,550	$741
Total securities available for sale	$—	$—	$198,550	$741	$198,550	$741

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,602	$109	$—	$—	$2,602	$109
Total securities held to maturity	$2,602	$109	$—	$—	$2,602	$109

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity at December 31, 2015 and 2014 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,
	2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$1	$1	$4	$4
Due in 1-5 years	38	38	76	76
Due in 5-10 years	268,638	272,511	86,806	87,594
Due after 10 years	621,067	616,335	374,744	375,620
Total securities available for sale	$889,744	$888,885	$461,630	$463,294

Securities held to maturity:
Due in one year or less	$100	$100	$500	$500
Due in 1-5 years	1,900	1,900	2,500	2,500
Due in 5-10 years	1,400	1,400	400	400
Due after 10 years	198,520	203,553	211,054	218,933
Total securities held to maturity	$201,920	$206,953	$214,454	$222,333

Note 5.  Loans and Leases

Loans and leases consisted of the following.

	At December 31,
(Dollars in thousands)	2015	2014	Percent Change
Consumer real estate:
First mortgage lien	$2,624,956	$3,139,152	(16.4)%
Junior lien	2,839,316	2,543,212	11.6
Total consumer real estate	5,464,272	5,682,364	(3.8)
Commercial:
Commercial real estate:
Permanent	2,267,218	2,382,144	(4.8)
Construction and development	326,211	242,111	34.7
Total commercial real estate	2,593,429	2,624,255	(1.2)
Commercial business	552,403	533,410	3.6
Total commercial	3,145,832	3,157,665	(0.4)
Leasing and equipment finance	4,012,248	3,745,322	7.1
Inventory finance	2,146,754	1,877,090	14.4
Auto finance	2,647,596	1,915,061	38.3
Other	19,297	24,144	(20.1)
Total loans and leases(1)	$17,435,999	$16,401,646	6.3

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $56.1 million and $43.4 million at December 31, 2015 and 2014, respectively.

The consumer real estate junior lien portfolio was comprised of $2.5 billion of home equity lines of credit ("HELOCs") and $345.3 million of amortizing consumer real estate junior lien mortgage loans at December 31, 2015, compared with $2.1 billion and $424.4 million at December 31, 2014, respectively. At December 31, 2015 and 2014, $1.8 billion and $1.3 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2015 and 2014, $664.5 million and $816.0 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of December 31, 2015, 18.2% of these loans mature prior to 2021.

The following table summarizes the carrying value of consumer real estate loans and consumer auto loans sold with servicing retained, the cash received, interest-only strips received and the recognized net gains for the years ended December 31, 2015, 2014 and 2013. No servicing assets or liabilities related to consumer real estate or consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	For the Year Ended December 31,
(In thousands)	2015		2014		2013
	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans
Sales proceeds, net(1)	$1,301,438	$1,390,231	$1,450,244	$1,364,611	$765,849	$777,300
Recorded investment in loans sold, including accrued interest	(1,269,108)	(1,358,040)	(1,426,969)	(1,337,791)	(766,307)	(798,281)
Interest-only strips, initial value	7,495	—	10,816	17,927	22,150	50,680
Net gains(2)	$39,825	$32,191	$34,091	$44,747	$21,692	$29,699

(1)	Includes transaction fees and other sales related costs.

(2)	Excludes subsequent adjustments and valuation adjustments while held for sale.

TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains was $6.4 million and $0.9 million on the recorded investments of $289.8 million and $39.2 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest, for 2015 and 2014, respectively. There were no sales of correspondent lending loans in 2013. Included in the consumer real estate loans sold in the table above for 2014 are amounts related to the sale of consumer real estate TDR loans. During the fourth quarter of 2014, TCF sold $405.9 million of consumer real estate TDR loan balances ("the TDR loan sale"), received cash proceeds of $314.0 million and recognized losses of $4.8 million.

Included in the consumer auto loans sold in the table above are amounts related to the execution of securitizations. During 2015 and 2014, TCF transferred the recorded investments of $1.1 billion and $258.6 million, respectively, in consumer auto loans, including accrued interest, with servicing retained, to trusts in securitization transactions, received net sales proceeds of $1.2 billion and $266.0 million, respectively, and recognized gains of $25.5 million and $7.4 million, respectively, which qualified for sale accounting. These trusts are considered VIEs due to their limited capitalization and special purpose nature, however TCF does not have a variable interest in the trusts. Therefore, TCF is not the primary beneficiary of the trusts and they are not consolidated. There were no securitization transactions in 2013.

Total interest-only strips and the contractual liabilities related to loan sales are shown below.

	At December 31,
(In thousands)	2015	2014
Interest-only strips attributable to:
Consumer real estate loan sales	$19,182	$21,198
Consumer auto loan sales	25,150	48,591
Contractual liabilities attributable to:
Consumer real estate loan sales	$702	$563
Consumer auto loan sales	185	699

TCF had no impairment charges on consumer real estate loan interest-only strips in 2015 and 2014 and recorded impairment charges of $0.5 million in 2013. TCF recorded impairment charges on the consumer auto loan interest-only strips of $0.9 million, $3.5 million and $5.4 million in 2015, 2014 and 2013, respectively, primarily as a result of higher prepayments than originally assumed.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During 2015, 2014 and 2013, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2015 are as follows:

(In thousands)
2016	$710,872
2017	535,135
2018	381,465
2019	243,472
2020	124,318
Thereafter	54,658
Total	$2,049,920

Note 6.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(33,687)	(5,249)	(7,631)	(2,501)	(18,386)	(7,093)	(74,547)
Recoveries	7,428	3,769	2,792	1,019	2,971	5,034	23,013
Net (charge-offs) recoveries	(26,259)	(1,480)	(4,839)	(1,482)	(15,415)	(2,059)	(51,534)
Provision for credit losses	12,697	298	5,411	3,036	28,943	2,559	52,944
Other	(3,807)	—	—	(446)	(5,272)	—	(9,525)
Balance, end of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(63,126)	(8,657)	(7,316)	(1,653)	(11,856)	(8,359)	(100,967)
Recoveries	6,867	2,887	3,705	826	1,491	5,860	21,636
Net (charge-offs) recoveries	(56,259)	(5,770)	(3,611)	(827)	(10,365)	(2,499)	(79,331)
Provision for credit losses	63,973	(259)	3,324	2,498	23,742	2,459	95,737
Other(1)	(98,383)	(71)	—	(243)	(5,770)	—	(104,467)
Balance, end of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169

(1)
Included in Other for consumer real estate is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the TDR loan sale.

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$38,819	$30,170	$16,994	$10,929	$23,471	$1,243	$121,626
Individually evaluated for impairment	29,173	15	2,024	199	3,015	2	34,428
Total	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Loans and leases outstanding:
Collectively evaluated for impairment	$5,248,829	$3,092,398	$3,997,544	$2,145,605	$2,637,269	$19,286	$17,140,931
Individually evaluated for impairment	215,443	53,434	14,669	1,149	10,308	11	295,014
Loans acquired with deteriorated credit quality	—	—	35	—	19	—	54
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

	At December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$57,167	$27,594	$16,310	$9,627	$17,046	$741	$128,485
Individually evaluated for impairment	28,194	3,773	2,136	393	1,184	4	35,684
Total	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Loans and leases outstanding:
Collectively evaluated for impairment	$5,462,005	$3,038,378	$3,731,420	$1,874,481	$1,911,267	$24,055	$16,041,606
Individually evaluated for impairment	220,359	119,287	13,763	2,609	3,676	89	359,783
Loans acquired with deteriorated credit quality	—	—	139	—	118	—	257
Total	$5,682,364	$3,157,665	$3,745,322	$1,877,090	$1,915,061	$24,144	$16,401,646

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At December 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,489,235	$8,649	$2,916	$2,500,800	$124,156	$2,624,956
Junior lien	2,793,684	1,481	38	2,795,203	44,113	2,839,316
Total consumer real estate	5,282,919	10,130	2,954	5,296,003	168,269	5,464,272
Commercial:
Commercial real estate	2,586,692	—	—	2,586,692	6,737	2,593,429
Commercial business	548,814	1	—	548,815	3,588	552,403
Total commercial	3,135,506	1	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,998,469	1,728	564	4,000,761	11,262	4,012,023
Inventory finance	2,145,538	87	31	2,145,656	1,098	2,146,754
Auto finance	2,634,496	2,343	1,230	2,638,069	9,509	2,647,578
Other	19,274	13	7	19,294	3	19,297
Subtotal	17,216,202	14,302	4,786	17,235,290	200,466	17,435,756
Portfolios acquired with deteriorated credit quality	242	1	—	243	—	243
Total	$17,216,444	$14,303	$4,786	$17,235,533	$200,466	$17,435,999

	At December 31, 2014
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,987,992	$13,176	$194	$3,001,362	$137,790	$3,139,152
Junior lien	2,505,640	2,091	—	2,507,731	35,481	2,543,212
Total consumer real estate	5,493,632	15,267	194	5,509,093	173,271	5,682,364
Commercial:
Commercial real estate	2,599,701	—	—	2,599,701	24,554	2,624,255
Commercial business	532,929	—	—	532,929	481	533,410
Total commercial	3,132,630	—	—	3,132,630	25,035	3,157,665
Leasing and equipment finance	3,728,115	2,242	307	3,730,664	12,670	3,743,334
Inventory finance	1,874,933	49	26	1,875,008	2,082	1,877,090
Auto finance	1,907,005	2,785	1,478	1,911,268	3,676	1,914,944
Other	24,144	—	—	24,144	—	24,144
Subtotal	16,160,459	20,343	2,005	16,182,807	216,734	16,399,541
Portfolios acquired with deteriorated credit quality	2,017	83	5	2,105	—	2,105
Total	$16,162,476	$20,426	$2,010	$16,184,912	$216,734	$16,401,646

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Contractual interest due on non-accrual loans and leases	$21,459	$26,584	$33,046
Interest income recognized on non-accrual loans and leases	4,305	9,359	12,149
Unrecognized interest income	$17,154	$17,225	$20,897

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged or completed.

	At December 31,
(In thousands)	2015	2014
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$26,020	$47,731
60+ days delinquent and accruing	—	247
Non-accrual	20,264	12,284
Total consumer real estate loans to customers in bankruptcy	$46,284	$60,262

For the years ended December 31, 2015 and 2014, interest income would have been reduced by approximately $0.2 million and $0.4 million, respectively, had the accrual of interest income on the above consumer loans been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a TDR loan. TDR loans consist primarily of consumer real estate and commercial loans.

Total TDR loans at December 31, 2015 and 2014 were $230.6 million and $298.5 million, respectively, of which $135.3 million and $193.8 million, respectively, were accruing. TCF held consumer real estate TDR loans of $185.8 million and $199.6 million at December 31, 2015 and 2014, respectively, of which $106.8 million and $111.9 million, respectively, were accruing. TCF also held $31.7 million and $91.6 million of commercial TDR loans at December 31, 2015 and 2014, respectively, of which $24.7 million and $80.4 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at December 31, 2015 or 2014.

Unfunded commitments to commercial and consumer real estate loans classified as TDRs were $0.4 million and $3.9 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms. All loans classified as TDR loans are considered to be impaired. In 2015 and 2014, $14.0 million and $12.8 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and were performing.

Foregone interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. In 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $2.2 million and $0.8 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. In 2014, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $16.7 million and $1.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%. In 2013, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $17.6 million and $1.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.9%.The foregone interest income for the remaining classes of finance receivables was not material for 2015, 2014 and 2013.

The table below summarizes TDR loans that defaulted during 2015 and 2014, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Loan balance:(1)
Consumer real estate:
First mortgage lien	$1,674	$1,969
Junior lien	821	1,364
Total consumer real estate	2,495	3,333
Commercial:
Commercial real estate	—	3,895
Commercial business	—	127
Total commercial	—	4,022
Leasing and equipment finance	45	—
Auto finance	1,039	392
Defaulted TDR loans modified during the applicable period	$3,579	$7,747
Total TDR loans modified in the applicable period	$85,326	$177,674
Defaulted modified TDR loans as a percent of total TDR loans modified in the applicable period	4.2%	4.4%

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $22.4 million, or 21.0% of the outstanding balance, at December 31, 2015, and $20.4 million, or 18.2% of the outstanding balance, at December 31, 2014. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 10% to 33% in 2015 and 4% to 22% in 2014, depending on modification type and actual experience. At December 31, 2015, 2.0% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.4% at December 31, 2014.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at December 31, 2015, $51.5 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 77.2% were current. Of the non-accrual TDR balance at December 31, 2014, $50.0 million, or 57.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 68.4% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or 0.1% of the outstanding balance, at December 31, 2015, and $1.4 million, or 1.7% of the outstanding balance, at December 31, 2014. No accruing commercial TDR loans were 60 days or more delinquent at December 31, 2015 and 2014.

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

The following table summarizes impaired loans.

	At December 31,
	2015			2014
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$145,749	$123,728	$20,880	$114,526	$101,668	$18,140
Junior lien	70,122	58,366	6,837	65,413	55,405	9,427
Total consumer real estate	215,871	182,094	27,717	179,939	157,073	27,567
Commercial:
Commercial real estate	298	298	12	58,157	54,412	3,772
Commercial business	16	16	3	18	18	1
Total commercial	314	314	15	58,175	54,430	3,773
Leasing and equipment finance	7,259	7,259	822	8,257	8,257	1,457
Inventory finance	867	873	199	1,754	1,758	393
Auto finance	8,275	8,062	2,942	3,074	2,928	1,184
Other	21	11	2	92	89	4
Total impaired loans with an allowance recorded	232,607	198,613	31,697	251,291	224,535	34,378
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	7,100	3,228	—	53,606	35,147	—
Junior lien	26,031	520	—	33,796	7,398	—
Total consumer real estate	33,131	3,748	—	87,402	42,545	—
Commercial:
Commercial real estate	37,598	31,157	—	57,809	50,500	—
Commercial business	3,738	3,585	—	482	480	—
Total commercial	41,336	34,742	—	58,291	50,980	—
Inventory finance	274	276	—	848	851	—
Auto finance	2,003	1,177	—	1,484	748	—
Other	2	—	—	—	—	—
Total impaired loans without an allowance recorded	76,746	39,943	—	148,025	95,124	—
Total impaired loans	$309,353	$238,556	$31,697	$399,316	$319,659	$34,378

The average loan balance of impaired loans and interest income recognized on impaired loans during 2015 and 2014 are included within the table below.

	Year Ended December 31,
	2015		2014
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$112,698	$5,438	$311,458	$14,715
Junior lien	56,885	3,353	63,977	3,492
Total consumer real estate	169,583	8,791	375,435	18,207
Commercial:
Commercial real estate	27,355	852	63,099	2,349
Commercial business	17	—	2,199	—
Total commercial	27,372	852	65,298	2,349
Leasing and equipment finance	7,758	18	8,247	58
Inventory finance	1,315	76	4,249	97
Auto finance	5,495	22	1,617	—
Other	50	2	92	7
Total impaired loans with an allowance recorded	211,573	9,761	454,938	20,718
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	19,188	1,045	39,086	2,321
Junior lien	3,959	1,817	5,852	1,285
Total consumer real estate	23,147	2,862	44,938	3,606
Commercial:
Commercial real estate	40,828	1,957	65,167	2,973
Commercial business	2,033	5	2,946	94
Total commercial	42,861	1,962	68,113	3,067
Inventory finance	564	114	426	126
Auto finance	962	—	455	—
Total impaired loans without an allowance recorded	67,534	4,938	113,932	6,799
Total impaired loans	$279,107	$14,699	$568,870	$27,517

Note 7. Premises and Equipment

Premises and equipment consisted of the following.

	At December 31,
(In thousands)	2015	2014
Land	$152,034	$152,418
Office buildings	281,462	276,943
Leasehold improvements	56,243	53,954
Furniture and equipment	315,869	312,628
Subtotal	805,608	795,943
Less: Accumulated depreciation and amortization	359,674	359,582
Total	$445,934	$436,361

TCF leases certain premises and equipment under operating leases. Net lease expense was $35.1 million, $34.0 million and $35.4 million in 2015, 2014 and 2013, respectively.

At December 31, 2015, the total future minimum rental payments for operating leases of premises and equipment are as follows.

(In thousands)
2016	$29,885
2017	31,211
2018	28,935
2019	17,853
2020	13,745
Thereafter	62,609
Total	$184,238

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following.

	At December 31,
	2015			2014
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Deposit base intangibles	$3,049	$1,817	$1,232	$3,049	$1,502	$1,547
Customer base intangibles	2,730	1,709	1,021	2,730	1,377	1,353
Non-compete agreement	4,590	3,757	833	4,590	2,849	1,741
Tradename	300	300	—	300	300	—
Total	$10,669	$7,583	$3,086	$10,669	$6,028	$4,641
Unamortizable intangible assets:
Goodwill related to funding segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to lending segment	84,395		84,395	84,395		84,395
Total	$225,640		$225,640	$225,640		$225,640

Amortization expense for intangible assets of $1.6 million, $1.7 million and $2.3 million were recognized in 2015, 2014 and 2013, respectively. Amortization expense for intangible assets is estimated to be $1.4 million for 2016, $0.5 million for 2017, $0.4 million for 2018, $0.3 million for 2019 and $0.3 million for 2020. There was no impairment of goodwill or the intangible assets in 2015, 2014 and 2013.

Note 9.  Deposits

Deposits consisted of the following.

	At December 31,
	2015			2014
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,187,581	19.1%	—%	$2,832,526	18.3%
Interest bearing	0.02	2,502,978	14.9	0.04	2,362,717	15.3
Total checking	0.01	5,690,559	34.0	0.02	5,195,243	33.6
Savings	0.06	4,717,457	28.2	0.15	5,212,320	33.7
Money market	0.63	2,408,180	14.5	0.54	1,993,130	13.0
Certificates of deposit	0.91	3,903,793	23.3	0.78	3,049,189	19.7
Total deposits	0.30	$16,719,989	100.0%	0.26	$15,449,882	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2015.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$309,076	$384,143	$693,219
4-6 months	302,176	347,450	649,626
7-12 months	719,329	708,188	1,427,517
Over 12 months	585,969	547,462	1,133,431
Total	$1,916,550	$1,987,243	$3,903,793

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 were $484.2 million and $302.8 million at December 31, 2015 and 2014, respectively.

Note 10.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) consisted of the following.

	At December 31,
	2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$5,381	0.03%	$4,425	0.10%
Total	$5,381	0.03	$4,425	0.10
Average daily balances for the period ended:
Federal Home Loan Bank advances	$—	—%	$74,385	0.26%
Federal funds purchased	225	0.45	375	0.40
Securities sold under repurchase agreements	16,431	0.06	5,956	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	2,166	1.96	2,957	1.88
Total	$18,822	0.28	$83,673	0.31
Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$—	N.A.	$250,000	N.A.
Securities sold under repurchase agreements	62,995	N.A.	4,425	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,519	N.A.	11,751	N.A.
N.A. Not Applicable.

At December 31, 2015, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $15.5 million.

Note 11.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At December 31,
		2015				2014
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2015	$—			—%	$125,000	0.37%	-	0.38%
	2016	447,000	0.54%	-	1.17	547,000	0.25	-	1.17
	2017	125,000	0.49	-	0.51	275,000			0.25
Subtotal		572,000				947,000
Subordinated bank notes	2016	74,994			5.50	74,930			5.50
	2022	109,282			6.25	109,194			6.25
	2025	149,126			4.60	—			—
Hedge-related basis adjustment(1)		(209)				—
Subtotal		333,193				184,124
Discounted lease rentals	2015	—			—	32,904	2.39	-	7.95
	2016	48,120	2.39	-	7.95	27,539	2.39	-	7.95
	2017	41,969	2.45	-	7.88	20,580	2.45	-	7.95
	2018	24,496	2.55	-	7.95	9,032	2.63	-	7.95
	2019	9,329	2.53	-	6.00	2,589	2.63	-	5.05
	2020	2,035	2.95	-	5.15	160			4.57
	2021	83			4.57	83			4.57
Subtotal		126,032				92,887
Other long-term borrowings	2015	—			—	2,670			1.36
	2016	2,685			1.36	2,642			1.36
	2017	2,742			1.36	2,742			1.36
Subtotal		5,427				8,054
Total long-term borrowings		$1,036,652				$1,232,065

(1)	Related to subordinated bank notes with a stated maturity of 2025 at December 31, 2015.

At December 31, 2015, TCF Bank had pledged loans secured by residential and commercial real estate and FHLB stock with an aggregate carrying value of $4.6 billion as collateral for FHLB advances. At December 31, 2015, $125.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

On February 27, 2015, TCF Bank issued $150.0 million of subordinated notes due February 27, 2025 with a fixed-rate coupon of 4.60% per annum (the "2025 Notes"), at a price to investors of 99.375% of the principal amount. In addition, TCF Bank incurred issuance costs of $1.4 million. Both the discount to the principal amount and issuance costs are amortized as interest expense over the full term of the notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 27 and August 27, and commenced on August 27, 2015. Simultaneously, TCF Bank entered into an interest rate swap agreement with a total notional amount of $150.0 million designated as a fair value hedge of the 2025 Notes. The effect of the interest rate swap is to effectively convert the fixed-rate on the 2025 Notes to a floating interest rate based on the three-month London InterBank Offered Rate ("LIBOR") plus a fixed number of basis points on the notional amount. See Note 18, Derivative Instruments, for additional information regarding the interest rate swap.

Note 12. Income Taxes

The following table summarizes applicable income taxes in the Consolidated Statements of Income.

(In thousands)	Current	Deferred	Total
Year ended December 31, 2015:
Federal	$73,579	$16,141	$89,720
State	9,255	4,637	13,892
Foreign	5,252	8	5,260
Total	$88,086	$20,786	$108,872
Year ended December 31, 2014:
Federal	$55,062	$26,308	$81,370
State	2,087	11,147	13,234
Foreign	5,185	(23)	5,162
Total	$62,334	$37,432	$99,766
Year ended December 31, 2013:
Federal	$(38,206)	$107,630	$69,424
State	7,686	3,941	11,627
Foreign	3,939	(645)	3,294
Total	$(26,581)	$110,926	$84,345

TCF's effective income tax rate differed from the statutory federal income tax rate of 35.00% as a result of the following.

	Year Ended December 31,
	2015	2014	2013
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income tax, net of federal income tax	2.87	3.06	3.11
Non-controlling interest tax effect	(0.97)	(0.92)	(1.01)
Tax exempt income	(0.93)	(0.76)	(0.86)
Foreign tax effects	(0.53)	(0.58)	(1.13)
Other, net	(0.84)	(0.34)	(0.41)
Effective income tax rate	34.60%	35.46%	34.70%

Beginning in the second quarter of 2013, TCF considered its undistributed foreign earnings to be reinvested indefinitely. As a result, TCF recorded a $1.2 million benefit in 2013 to eliminate U.S. deferred taxes on its undistributed foreign earnings. This position is based on management's determination that cash held in TCF's foreign jurisdictions is not needed to fund its U.S. operations and that it either has reinvested or has intentions to reinvest these earnings. While management currently intends to indefinitely reinvest all of TCF's foreign earnings, should circumstances or tax laws change, TCF may need to record additional income tax expense in the period in which such determination or tax law change occurs. As of December 31, 2015 and 2014, TCF has not provided U.S. deferred taxes on $42.9 million and $48.1 million, respectively, of its undistributed foreign earnings. If these undistributed earnings were repatriated to the U.S. or otherwise became subject to U.S. taxation, the potential deferred tax liability would be approximately $2.6 million and $4.0 million, as of December 31, 2015 and 2014, respectively, assuming full utilization of related foreign tax credits.

A reconciliation of the changes in unrecognized tax benefits is as follows.

	At or For the Year Ended December 31,
(In thousands)	2015	2014	2013
Balance, beginning of period	$4,649	$4,704	$4,230
Increases for tax positions related to the current year	323	468	394
Increases for tax positions related to prior years	—	8	362
Decreases for tax positions related to prior years	(157)	(350)	(67)
Settlements with taxing authorities	(425)	—	(39)
Decreases related to lapses of applicable statutes of limitation	(141)	(181)	(176)
Balance, end of period	$4,249	$4,649	$4,704

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 million and $1.5 million at December 31, 2015 and 2014, respectively. TCF recognizes increases and decreases for interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. TCF recognized approximately $195 thousand of tax benefit in 2015 and $71 thousand and $110 thousand of tax expense in 2014 and 2013, respectively, related to interest and penalties. Interest and penalties of approximately $303 thousand and $498 thousand were accrued at December 31, 2015 and 2014, respectively.

TCF's federal income tax returns are open and subject to examination for 2013 and later tax return years. TCF's various state income tax returns are generally open for the 2011 and later tax return years based on individual state statutes of limitation. TCF's various foreign income tax returns are open and subject to examination for 2011 and later tax return years. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company's deferred tax assets and deferred tax liabilities were as follows.

	At December 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$74,858	$63,862
Stock compensation and deferred compensation plans	37,913	34,850
Net operating losses and tax credit carryforwards	10,735	11,649
Valuation allowance	(7,515)	(5,669)
Securities available for sale	5,945	5,397
Accrued expense	5,228	4,892
Non-accrual interest	4,250	9,333
Other	3,437	2,721
Total deferred tax assets	134,851	127,035
Deferred tax liabilities:
Lease financing	320,374	299,621
Premises and equipment	28,657	19,114
Loan fees and discounts	19,220	14,921
Prepaid expenses	10,936	12,479
Goodwill and other intangibles	4,105	4,139
Other	6,026	8,106
Total deferred tax liabilities	389,318	358,380
Net deferred tax liabilities	$254,467	$231,345

The net operating losses and tax credit carryforwards at December 31, 2015 consist of state net operating losses of $3.2 million that expire in 2016 through 2035 and federal credit carryforwards of $463 thousand that expire in 2019. The valuation allowance at December 31, 2015 and 2014 principally applies to net operating losses and tax credit carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

Note 13. Equity

Restricted Retained Earnings Retained earnings at TCF Bank at December 31, 2015 included approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could create a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other Treasury stock and other consisted of the following.

	At December 31,
(In thousands)	2015	2014
Treasury stock, at cost	$(1,102)	$(1,102)
Shares held in trust for deferred compensation plans, at cost	(49,758)	(48,298)
Total	$(50,860)	$(49,400)

Repurchases No repurchases of common stock were made in 2015, 2014 or 2013. At December 31, 2015, TCF had 5.4 million shares remaining in its stock repurchase program authorized by TCF's Board of Directors. Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock TCF had 6,900,000 depositary shares outstanding at December 31, 2015 and 2014, each representing a 1/1000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. TCF paid cash dividends to holders of Series A Preferred Stock of $12.9 million in 2015, 2014 and 2013.

6.45% Series B Non-Cumulative Perpetual Preferred Stock TCF had 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") outstanding at December 31, 2015 and 2014. Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. TCF paid cash dividends to holders of Series B Preferred Stock of $6.5 million, $6.5 million and $6.1 million in 2015, 2014 and 2013, respectively.

Shares Held in Trust for Deferred Compensation Plans

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans TCF has maintained the deferred compensation plans listed, which previously allowed eligible employees and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October 2008, TCF terminated the employee plans and only the Director plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans were invested in TCF common stock, other publicly traded stocks, bonds or mutual funds. At December 31, 2015, the fair value of the assets in these plans totaled $11.7 million and included $7.5 million invested in TCF common stock, compared with a total fair value of $13.8 million, including $8.6 million invested in TCF common stock at December 31, 2014.

TCF Employees Deferred Stock Compensation Plan In 2011, TCF implemented the TCF Employees Deferred Stock Compensation Plan. This plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value of $29.5 million and $33.2 million at December 31, 2015 and 2014, respectively.

TCF Employees Stock Purchase Plan - Supplemental Plan TCF also maintains the TCF Employees Stock Purchase Plan - Supplemental Plan, a non-qualified plan, to which certain employees can contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $1.0 million, $1.5 million and $0.8 million in 2015, 2014 and 2013, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under this plan are invested in TCF common stock or mutual funds. At December 31, 2015, the fair value of the assets in the plan totaled $32.8 million and included $17.5 million invested in TCF common stock, compared with a total fair value of $31.8 million, including $18.3 million invested in TCF common stock at December 31, 2014.

The cost of TCF common stock held by TCF's deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants At December 31, 2015, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the United States Department of the Treasury ("U.S. Treasury")'s secondary public offering of the warrants issued under the Capital Purchase Program ("CPP") in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol "TCBWS". As a result, TCF has no further obligation to the Federal Government in connection with the CPP.

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

Note 14.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $481.0 million at December 31, 2015, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank. Information presented for 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revised the definition of capital, increased minimum capital ratios, introduced regulatory capital buffers above those minimums, introduced a common equity Tier 1 capital ratio and revised the rules for calculating risk-weighted assets. Banks that are not advanced approaches institutions may make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF has elected to opt-out of the accumulated other comprehensive income (loss) requirement.

	TCF		TCF Bank
	At December 31,		At December 31,
(Dollars in thousands)	2015	2014	2015	2014	Well-capitalized Standard(1)	Minimum Capital Requirement(1)
Regulatory Capital:
Common equity Tier 1 capital	$1,814,442	N.A.	$1,992,584	N.A.
Tier 1 capital	2,092,195	$1,919,887	2,008,585	$1,836,019
Total capital	2,487,060	2,209,999	2,425,682	2,126,131

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.00%	N.A.	10.99%	N.A.	6.50%	4.50%
Tier 1 risk-based capital ratio	11.54	11.76%	11.07	11.25%	8.00	6.00
Total risk-based capital ratio	13.71	13.54	13.37	13.03	10.00	8.00
Tier 1 leverage ratio	10.46	10.07	10.04	9.63	5.00	4.00
N.A. Not Applicable.

(1)	The well-capitalized standard and the minimum capital requirement reflect the Basel III capital standards that became effective January 1, 2015 and are applicable to TCF Bank.

Note 15.  Stock Compensation

The TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") were adopted to enable TCF to attract and retain key personnel. In April 2015, TCF stockholders approved the Omnibus Incentive Plan, which replaced the Incentive Stock Program. At December 31, 2015, there were 2,544,415 and 1,379,000 shares reserved for issuance under the Omnibus Incentive Plan and Incentive Stock Program, respectively.

At December 31, 2015, there were 50,000 and 1,050,000 shares of performance-based restricted stock outstanding under the Omnibus Incentive Plan and Incentive Stock Program, respectively, that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited. Awards of service-based restricted stock under either the Omnibus Incentive Plan or the Incentive Stock Program vest over periods from one to five years.

Information about restricted stock is summarized as follows.

	At or For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Compensation expense for restricted stock	$5,931	$8,690	$10,467
Unrecognized stock compensation expense for restricted stock awards and options	25,919	22,532	14,482
Tax benefit recognized for stock compensation expense	2,127	3,424	4,034
Weighted average amortization (years)	2.1	2.6	1.6

The Omnibus Incentive Plan authorized new performance-based restricted stock units to certain executives that were approved by the Compensation Committee of the TCF Board of Directors at its January 2015 meeting. The performance-based restricted stock units are subject to TCF’s relative total stockholder return for the period beginning January 1, 2015 through December 31, 2017, as measured against the peer group, which includes all publicly-traded banks and thrift institutions with assets between $10 billion and $50 billion as of September 30, 2014, excluding peers which do not remain publicly traded for the full three-year performance period. The number of restricted stock units granted was 72,858 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target.

TCF has also issued stock options under the Incentive Stock Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table presents the valuation and related assumption information for TCF's stock option plans related to options issued in 2008 and no stock options have been subsequently issued under the Incentive Stock Program. As of December 31, 2015, no stock options were issued under the Omnibus Incentive Plan.

Expected volatility			28.5%
Weighted-average volatility			28.5%
Expected dividend yield			3.5%
Expected term (years)	6.25	-	6.75
Risk-free interest rate	2.58%	-	2.91%

The following table reflects TCF's restricted stock and stock option transactions under the Incentive Stock Program and Omnibus Incentive Plan since December 31, 2012.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2012	3,212,235	$6.16	-	$25.18	$11.13	2,077,104	$12.85	-	$15.75	4.22	$14.35
Granted	493,650	12.47	-	15.17	13.55	—	—	-	—	—	—
Forfeited/canceled	(120,313)	9.65	-	17.37	12.75	(451,104)	15.75	-	15.75	—	15.75
Vested	(230,277)	9.48	-	25.18	16.04	—	—	-	—	—	—
Outstanding at December 31, 2013	3,355,295	6.16	-	15.17	11.09	1,626,000	12.85	-	15.75	4.36	13.97
Granted	1,120,750	13.84	-	16.02	15.61	—	—	-	—	—	—
Exercised	—	—	-	—	—	(47,000)	15.75	-	15.75	—	15.75
Forfeited/canceled	(108,490)	6.80	-	15.79	13.06	—	—	-	—	—	—
Vested	(1,509,061)	8.35	-	14.90	11.21	—	—	-	—	—	—
Outstanding at December 31, 2014	2,858,494	6.16	-	16.02	12.73	1,579,000	12.85	-	15.75	2.98	13.91
Granted	786,933	12.86	-	16.28	14.45	—	—	-	—	—	—
Exercised	—	—	-	—	—	(200,000)	12.85	-	12.85	—	12.85
Forfeited/canceled	(156,332)	6.80	-	15.96	13.20	—	—	-	—	—	—
Vested	(216,009)	9.65	-	15.96	13.16	—	—	-	—	—	—
Outstanding at December 31, 2015	3,273,086	6.16	-	16.28	13.09	1,379,000	12.85	-	15.75	2.17	14.07
Exercisable at December 31, 2015	N.A.				N.A.	1,379,000	12.85	-	15.75		14.07
N.A. Not Applicable.

Note 16.  Employee Benefit Plans

Employees Stock Purchase Plan The TCF Employees Stock Purchase Plan (the "ESPP"), a qualified 401(k) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service up to a maximum company contribution of 3.0% of the employee's covered compensation, 75 cents per dollar for employees with five through nine years of service up to a maximum company contribution of 4.5% of the employee's covered compensation and $1 per dollar for employees with ten or more years of service up to a maximum company contribution of 6.0% of the employee's covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company's matching contributions are subject to a graduated vesting schedule based on an employee's years of service with full vesting after five years. Effective January 1, 2016, TCF will match the contributions of all participants with TCF common stock at the rate of $1 per dollar for employees with one or more years of service up to a maximum company contribution of 5.0% of the employee's covered compensation subject to the annual covered compensation limitation imposed by the IRS. Matching contributions made after January 1, 2016 will vest immediately. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2015, the fair value of the assets in the ESPP totaled $238.0 million and included $124.7 million invested in TCF common stock. Dividends on TCF common shares held in the ESPP reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company's matching contributions are expensed when made. TCF's contributions to the ESPP were $10.6 million in 2015, $9.6 million in 2014 and $8.9 million in 2013.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan.

	Pension Plan		Postretirement Plan
	Year Ended December 31,
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of period	$39,490	$41,870	$4,984	$5,217
Interest cost on projected benefit obligation	1,216	1,587	154	198
Actuarial (gain) loss	(1,436)	1,862	(173)	(63)
Benefits paid	(3,317)	(5,829)	(395)	(368)
Projected benefit obligation, end of period	35,953	39,490	4,570	4,984
Change in fair value of plan assets:
Fair value of plan assets, beginning of period	44,678	51,018	—	—
Actual gain (loss) on plan assets	(447)	(511)	—	—
Benefits paid	(3,317)	(5,829)	(395)	(368)
TCF contributions	—	—	395	368
Fair value of plan assets, end of period	40,914	44,678	—	—
Funded status of plans, end of period	$4,961	$5,188	$(4,570)	$(4,984)
Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost, end of period	$4,961	$5,188	$(4,570)	$(4,984)
Prior service cost included in accumulated other comprehensive income (loss)	—	—	(285)	(331)
Accumulated other comprehensive income (loss), before tax	—	—	(285)	(331)
Total recognized asset (liability)	$4,961	$5,188	$(4,855)	$(5,315)

The accumulated benefit obligation for the Pension Plan was $36.0 million and $39.5 million at December 31, 2015 and 2014, respectively.

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

The following table presents the balances of TCF's Pension Plan investments at fair value on a recurring basis.

	Pension Plan
	Year Ended December 31,
(In thousands)	2015	2014
Level 1:
Fixed income mutual funds	$25,323	$22,532
Money market mutual funds	3,406	16,088
Cash	87	71
Level 2:
Collective investment fund	4,729	4,961
Mortgage-backed securities	7,339	1,026
Total Pension Plan assets held in trust	$40,884	$44,678

The following table sets forth the changes recognized in accumulated other comprehensive income (loss) that are attributed to the Postretirement Plan.

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2015	2014	2013
Accumulated other comprehensive income (loss) before tax, beginning of period	$(331)	$(378)	$(424)
Amortization (recognized in net periodic benefit cost):
Prior service credit	46	47	46
Total recognized in other comprehensive income (loss)	46	47	46
Accumulated other comprehensive income (loss) before tax, end of period	$(285)	$(331)	$(378)

The Pension Plan does not have any accumulated other comprehensive income (loss).

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the Pension Plan and the Postretirement Plan.

	Pension Plan
	Year Ended December 31,
(In thousands)	2015	2014	2013
Interest cost	$1,216	$1,587	$1,292
Loss on plan assets	447	511	336
Recognized actuarial (gain) loss	(1,436)	1,862	(2,196)
Net periodic benefit plan (income) cost	$227	$3,960	$(568)

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2015	2014	2013
Interest cost	$154	$198	$174
Recognized actuarial (gain) loss	(173)	(63)	(1,241)
Amortization of prior service cost	(46)	(47)	(46)
Net periodic benefit plan (income) cost	$(65)	$88	$(1,113)
Pension Plan actual return on plan assets, net of administrative expenses was a loss of 1.0% in 2015 and 2014 and a loss of 0.6% in 2013. The expected actuarial return on plan assets was a gain of $0.6 million, $0.7 million and $0.8 million in 2015, 2014 and 2013, respectively, and the actual loss on plan assets was $0.4 million, $0.5 million and $0.3 million in 2015, 2014 and 2013, respectively, increasing net periodic benefit plan costs in all periods.
The discount rate and expected long-term rate of return on plan assets used to determine the estimated net benefit plan costs were as follows.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
Assumptions used to determine estimated net benefit plan cost	2015	2014	2013	2015	2014	2013
Discount rate	3.25%	4.00%	3.00%	3.25%	4.00%	2.75%
Expected long-term rate of return on plan assets	1.50	1.50	1.50	N.A.	N.A.	N.A.
N.A. Not Applicable.

Prior service credits of TCF's Postretirement Plan totaling $46 thousand are included within accumulated other comprehensive income (loss) at December 31, 2015 and are expected to be recognized as components of net periodic benefit cost during 2016.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year expected average return of the index consistent with the Pension Plan's current investment strategy was 2.5%, net of administrative expenses. A 1.0% difference in the expected return on plan assets would result in a $0.4 million change in net periodic pension expense.

The discount rate used to measure the benefit obligation of the Pension Plan was 3.75% for 2015 and 3.25% for 2014. The discount rate used to measure the benefit obligation of the Postretirement Plan was 3.5% for 2015 and 3.25% for 2014. The discount rates used were determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody's or Standard and Poor's. Bonds containing call or put provisions were excluded. The average estimated duration of benefit cash flows for TCF's Pension Plan and Postretirement Plan varied between 7 and 7.2 years.

Included within the net periodic benefit cost for the Pension Plan are recognized actuarial gains and losses. The discount rate used to determine benefit obligations increased from 3.25% at December 31, 2014 to 3.75% at December 31, 2015 decreasing net periodic benefit cost by $1.2 million during 2015. Changes to the interest crediting rate assumption, which start at 1.75% in 2016 and phase to 3.5% beginning in 2019, decreased net periodic benefit cost by $0.6 million. Updated mortality tables at December 31, 2015 and various plan participant census changes increased the 2015 net periodic benefit cost by $0.4 million.

Included within the net periodic benefit cost for the Postretirement Plan are recognized actuarial gains and losses. The discount rate used to determine benefit obligations increased from 3.25% at December 31, 2014 to 3.5% at December 31, 2015, decreasing net periodic benefit cost by $0.1 million for 2015. Updated mortality tables at December 31, 2015 and various plan demographic changes decreased the net periodic benefit cost by $0.1 million.

For 2015, TCF was eligible to contribute up to $11.2 million to the Pension Plan until the 2015 federal income tax return extended due date under various IRS funding methods. During 2015, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2016. TCF expects to contribute $0.5 million to the Postretirement Plan in 2016. TCF contributed $0.4 million to the Postretirement Plan in 2015. TCF currently has no plans to pre-fund the Postretirement Plan in 2016.

The following are expected future benefit payments used to determine projected benefit obligations.

(In thousands)	Pension Plan	Postretirement Plan
2016	$3,592	$514
2017	3,017	491
2018	3,100	467
2019	3,144	442
2020	3,051	417
2021 - 2025	11,165	1,713
The following table presents assumed and final health care cost trend rates for the Postretirement Plan at December 31, 2015 and 2014.

	2015	2014
Health care cost trend rate assumed for next year	5.9%	5.8%
Final health care cost trend rate	4.5%	5.0%
Year that final health care trend rate is reached	2038	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1.0% change in assumed health care cost trend rates would have the following effect.

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost components	$7	$(6)
Effect on postretirement benefit obligations	151	(137)

Note 17. Financial Instruments with Off-Balance Sheet Risk

TCF is a party to financial instruments with off-balance sheet risk, primarily to meet the financing needs of its customers. These financial instruments, which are issued or held for purposes other than trading, involve elements of credit and interest-rate risk in excess of the amounts recognized in the Consolidated Statements of Financial Condition.

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Consumer real estate and other	$1,402,088	$1,314,826
Commercial	639,465	609,618
Leasing and equipment finance	128,259	140,261
Total commitments to extend credit	2,169,812	2,064,705
Standby letters of credit and guarantees on industrial revenue bonds	9,178	14,676
Total	$2,178,990	$2,079,381

Commitments to Extend Credit Commitments to extend credit are agreements to lend provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a certain amount of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral to secure any funding of these commitments predominantly consists of residential and commercial real estate.

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2019. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

Upon origination of a derivative instrument, the contract is designated either as a hedge of the exposure to changes in the fair value of an asset or liability due to changes in market risk ("fair value hedge"), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates ("net investment hedge"), or is not designated as a hedge.

Fair Value Hedges During the first quarter of 2015, TCF Bank entered into an interest rate swap agreement related to its contemporaneously issued subordinated debt, which settles through a central clearing house. The swap was designated as a fair value hedge and effectively converts the fixed interest rate to a floating rate based on three-month LIBOR plus a fixed number of basis points on the $150.0 million notional amount through February 27, 2025, the maturity date of the subordinated debt. In exchange, TCF Bank will receive 4.60% fixed-rate interest on the $150.0 million notional amount from the swap counterparty.

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap as well as the offsetting changes in fair value of the hedged debt are reflected in non-interest income.

Net Investment Hedges  Forward foreign exchange contracts, that generally settle within 35 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Derivatives Not Designated as Hedges  Certain of TCF's forward foreign exchange contracts are not designated as hedges and are generally settled within 35 days. Changes in the fair value of these forward foreign exchange contracts are reflected in non-interest expense.

TCF executes interest rate swap agreements with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged with offsetting interest rate swaps that TCF executes with a third party and settles through a central clearing house, minimizing TCF's net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in non-interest income. These contracts have original fixed maturity dates ranging from three to seven years.

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

The following tables summarize TCF's outstanding derivative instruments as of December 31, 2015 and 2014. See Note 19, Fair Value Disclosures, for additional information.

	At December 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$47,409	$858	$—	$858
Derivatives not designated as hedges:
Forward foreign exchange contracts	260,678	5,057	(2,081)	2,976
Interest rate contracts	111,347	2,093	—	2,093
Interest rate lock commitments	50,667	729	—	729
Total derivative assets		$8,737	$(2,081)	$6,656
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$142	$(142)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	187,902	1,192	(1,081)	111
Interest rate contracts	111,347	2,175	(2,175)	—
Other contracts	13,804	305	(305)	—
Interest rate lock commitments	3,218	13	—	13
Total derivative liabilities		$3,827	$(3,703)	$124

	At December 31, 2014
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$42,165	$509	$—	$509
Derivatives not designated as hedges:
Forward foreign exchange contracts	275,962	2,702	(1,179)	1,523
Interest rate contracts	101,166	1,798	—	1,798
Interest rate lock commitments	15,124	285	—	285
Total derivative assets		$5,294	$(1,179)	$4,115
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	$189,310	$177	$(29)	$148
Interest rate contracts	101,166	1,877	(1,877)	—
Other contracts	13,804	621	(621)	—
Total derivative liabilities		$2,675	$(2,527)	$148

(1)	All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Year Ended December 31,
(In thousands)	Income Statement Location	2015	2014	2013
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$(142)	$—	$—
Non-derivative hedged items	Non-interest income	209	—	—
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	74,292	38,752	25,170
Interest rate lock commitments	Non-interest income	431	285	—
Interest rate contracts	Non-interest income	4	(79)	—
Net gain (loss) recognized		$74,794	$38,958	$25,170
Consolidated Statements of Comprehensive Income
Net investment hedges:	Other comprehensive
Forward foreign exchange contracts	income (loss)	$7,613	$3,126	$1,625
Net unrealized gain (loss)		$7,613	$3,126	$1,625

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

At December 31, 2015, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $144.5 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.9 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at December 31, 2015.

At December 31, 2015, TCF had posted $10.8 million and $1.4 million of cash collateral related to its interest rate contracts and other contracts, respectively, and had received $1.0 million of cash collateral related to its forward foreign exchange contracts.

Note 19.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, interest-only strips, other real estate owned and repossessed and returned assets. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Securities Held to Maturity Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other securities and other mortgage-backed securities, categorized as Level 3, is estimated based on discounted cash flows using current market rates and consideration of credit exposure or other internal pricing methods. There is no observable secondary market for these securities.

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

Loans for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. Such loans include non-accrual impaired loans as well as certain delinquent non-accrual consumer real estate and auto finance loans. The fair value of the collateral is determined based on internal estimates and assessments provided by third-party appraisers.

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

Interest Rate Contracts TCF executes interest rate swap agreements with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, minimizing TCF's net risk exposure resulting from such transactions. TCF also entered into an interest rate swap agreement to convert its fixed-rate 2025 Notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

Interest-only Strips The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows expected to be received by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that TCF believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the estimated fair value of the interest-only strips may fluctuate significantly from period to period.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$621,930	$—	$621,930
Other	—	—	34	34
Obligations of states and political subdivisions	—	266,921	—	266,921
Loans and leases held for sale	—	—	10,568	10,568
Forward foreign exchange contracts(1)	—	5,915	—	5,915
Interest rate contracts(1)	—	2,093	—	2,093
Interest rate lock commitments(1)	—	—	729	729
Forward loan sales commitments	—	—	284	284
Assets held in trust for deferred compensation plans	19,731	—	—	19,731
Total assets	$19,731	$896,859	$11,615	$928,205
Forward foreign exchange contracts(1)	$—	$1,192	$—	$1,192
Interest rate contracts(1)	—	2,317	—	2,317
Interest rate lock commitments(1)	—	—	13	13
Forward loan sales commitments	—	—	19	19
Liabilities held in trust for deferred compensation plans	19,731	—	—	19,731
Other contracts(1)	—	—	305	305
Total liabilities	$19,731	$3,509	$337	$23,577
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,110	$1,110
Loans	—	—	130,797	130,797
Interest-only strips	—	—	7,122	7,122
Other real estate owned:
Consumer	—	—	37,619	37,619
Commercial	—	—	5,249	5,249
Repossessed and returned assets	—	2,673	2,197	4,870
Total non-recurring fair value measurements	$—	$2,673	$184,094	$186,767

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in 2015, 2014 and 2013.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
Asset (liability) balance, December 31, 2012	$127	$—	$—	$—	$(1,227)
Principal paydowns / settlements	(34)	—	—	—	328
Asset (liability) balance, December 31, 2013	93	—	—	—	(899)
Total net gains (losses) included in:
Net income	—	72	285	(23)	(47)
Sales	—	(39,246)	—	—	—
Purchases / originations	—	42,482	—	—	—
Principal paydowns / settlements	(38)	—	—	—	325
Asset (liability) balance, December 31, 2014	55	3,308	285	(23)	(621)
Total net gains (losses) included in:
Net income	—	(68)	431	288	—
Sales	—	(289,751)	—	—	—
Originations	—	297,079	—	—	—
Principal paydowns / settlements	(21)	—	—	—	316
Asset (liability) balance, December 31, 2015	$34	$10,568	$716	$265	$(305)

Fair Value Option

In the third quarter of 2014, TCF initiated a correspondent lending program in which TCF Bank originates first mortgage lien loans in its primary banking markets and sells the loans through a correspondent relationship. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them. The following table presents the difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale.

	At December 31,
(In thousands)	2015	2014
Fair value carrying amount	$10,568	$3,308
Aggregate unpaid principal amount	10,547	3,205
Fair value carrying amount less aggregate unpaid principal	$21	$103

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at December 31, 2015 and 2014. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $6.3 million and $0.9 million for 2015 and 2014, respectively, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2015 and 2014, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at December 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$70,537	$—	$70,537	$—	$70,537
Securities held to maturity	201,920	—	202,443	4,510	206,953
Loans and leases held for sale	157,625	—	—	165,387	165,387
Loans:
Consumer real estate	5,464,272	—	—	5,543,273	5,543,273
Commercial real estate	2,593,429	—	—	2,556,018	2,556,018
Commercial business	552,403	—	—	531,274	531,274
Equipment finance	1,909,672	—	—	1,888,664	1,888,664
Inventory finance	2,146,754	—	—	2,132,435	2,132,435
Auto finance	2,647,596	—	—	2,650,429	2,650,429
Other	19,297	—	—	14,699	14,699
Allowance for loan losses(1)	(156,054)	—	—	—	—
Interest-only strips(2)	44,332	—	—	48,817	48,817
Total financial instrument assets	$15,651,783	$—	$272,980	$15,535,506	$15,808,486
Financial instrument liabilities:
Deposits	$16,719,989	$12,816,196	$3,927,434	$—	$16,743,630
Long-term borrowings	1,036,652	—	1,035,846	5,427	1,041,273
Total financial instrument liabilities	$17,756,641	$12,816,196	$4,963,280	$5,427	$17,784,903
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$23,937	$—	$23,937	$—	$23,937
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$23,902	$—	$23,902	$—	$23,902

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2014
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$85,492	$—	$85,492	$—	$85,492
Securities held to maturity	214,454	—	217,418	4,916	222,334
Loans and leases held for sale	132,266	—	—	139,370	139,370
Loans:
Consumer real estate	5,682,364	—	—	5,836,770	5,836,770
Commercial real estate	2,624,255	—	—	2,575,625	2,575,625
Commercial business	533,410	—	—	512,083	512,083
Equipment finance	1,806,808	—	—	1,787,271	1,787,271
Inventory finance	1,877,090	—	—	1,864,786	1,864,786
Auto finance	1,915,061	—	—	1,927,384	1,927,384
Other	24,144	—	—	18,724	18,724
Allowance for loan losses(1)	(164,169)	—	—	—	—
Interest-only strips(2)	69,789	—	—	73,058	73,058
Total financial instrument assets	$14,800,964	$—	$302,910	$14,739,987	$15,042,897
Financial instrument liabilities:
Deposits	$15,449,882	$12,400,693	$3,063,850	$—	$15,464,543
Long-term borrowings	1,232,065	—	1,246,221	8,054	1,254,275
Total financial instrument liabilities	$16,681,947	$12,400,693	$4,310,071	$8,054	$16,718,818
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$25,885	$—	$25,885	$—	$25,885
Standby letters of credit	(47)	—	(47)	—	(47)
Total financial instruments with off-balance sheet risk	$25,838	$—	$25,838	$—	$25,838

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 20.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2015	2014	2013
Basic Earnings Per Common Share:
Net income available to common stockholders	$177,735	$154,799	$132,603
Earnings allocated to participating securities	45	40	71
Earnings allocated to common stock	$177,690	$154,759	$132,532
Weighted-average common shares outstanding for basic earnings per common share	165,696,678	163,581,435	161,016,004
Basic earnings per common share	$1.07	$0.95	$0.82

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$177,690	$154,759	$132,532
Weighted-average common shares outstanding used in basic earnings per common share calculation	165,696,678	163,581,435	161,016,004
Net dilutive effect of:
Non-participating restricted stock	335,193	250,499	719,459
Stock options	210,049	252,892	191,092
Weighted-average common shares outstanding for diluted earnings per common share	166,241,920	164,084,826	161,926,555
Diluted earnings per common share	$1.07	$0.94	$0.82

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

For 2015, 2014, and 2013, there were 4.5 million, 4.2 million and 3.8 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 21. Other Expense

Other expense consisted of the following.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Loan and lease processing	$24,641	$20,294	$13,787
Professional fees	19,615	18,949	18,642
Card processing and issuance cost	16,591	16,588	15,868
Outside processing	14,332	13,288	13,767
Telecommunications	11,957	11,911	11,720
Travel	11,609	11,481	12,810
Other	87,466	87,393	81,183
Total other expense	$186,211	$179,904	$167,777

Note 22. Business Segments

Lending, Funding and Support Services have been identified as reportable segments. Lending includes consumer real estate, commercial real estate and business lending, leasing and equipment finance, inventory finance and auto finance. Funding includes retail banking and treasury services. Support Services includes Holding Company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on each segment's net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Lending	Funding	Support Services	Eliminations and Other(1)	Consolidated
At or For the Year Ended December 31, 2015:
Net interest income	$619,960	$204,853	$215	$(4,640)	$820,388
Provision for credit losses	50,547	2,397	—	—	52,944
Non-interest income	227,000	213,297	112,354	(110,653)	441,998
Non-interest expense	462,842	436,174	106,907	(111,176)	894,747
Income tax expense (benefit)	117,323	(7,230)	3,232	(4,453)	108,872
Income (loss) after income tax expense (benefit)	216,248	(13,191)	2,430	336	205,823
Income attributable to non-controlling interest	8,700	—	—	—	8,700
Preferred stock dividends	—	—	19,388	—	19,388
Net income (loss) available to common stockholders	$207,548	$(13,191)	$(16,958)	$336	$177,735
Total assets	$17,963,060	$7,469,377	$260,527	$(5,001,260)	$20,691,704
Revenues from external customers:
Interest income	$865,513	$26,417	$—	$—	$891,930
Non-interest income	227,000	213,245	1,753	—	441,998
Total	$1,092,513	$239,662	$1,753	$—	$1,333,928
At or For the Year Ended December 31, 2014:
Net interest income	$592,409	$226,327	$166	$(3,273)	$815,629
Provision for credit losses	92,800	2,937	—	—	95,737
Non-interest income	211,166	220,568	135,491	(133,958)	433,267
Non-interest expense	427,451	435,248	139,993	(130,915)	871,777
Income tax expense (benefit)	101,972	3,316	(1,100)	(4,422)	99,766
Income (loss) after income tax expense (benefit)	181,352	5,394	(3,236)	(1,894)	181,616
Income attributable to non-controlling interest	7,429	—	—	—	7,429
Preferred stock dividends	—	—	19,388	—	19,388
Net income (loss) available to common stockholders	$173,923	$5,394	$(22,624)	$(1,894)	$154,799
Total assets	$16,871,479	$6,488,869	$239,084	$(4,204,821)	$19,394,611
Revenues from external customers:
Interest income	$852,019	$22,210	$—	$—	$874,229
Non-interest income	211,166	220,506	1,595	—	433,267
Total	$1,063,185	$242,716	$1,595	$—	$1,307,496
At or For the Year Ended December 31, 2013:
Net interest income	$568,286	$237,289	$3	$(2,954)	$802,624
Provision for credit losses	115,408	2,960	—	—	118,368
Non-interest income	168,387	235,238	130,329	(129,896)	404,058
Non-interest expense	401,386	442,531	133,575	(132,223)	845,269
Income tax expense (benefit)	76,641	9,759	21	(2,076)	84,345
Income (loss) after income tax expense (benefit)	143,238	17,277	(3,264)	1,449	158,700
Income attributable to non-controlling interest	7,032	—	—	—	7,032
Preferred stock dividends	—	—	19,065	—	19,065
Net income (loss) available to common stockholders	$136,206	$17,277	$(22,329)	$1,449	$132,603
Total assets	$16,197,766	$7,862,797	$228,528	$(5,909,251)	$18,379,840
Revenues from external customers:
Interest income	$840,250	$24,290	$—	$—	$864,540
Non-interest income	168,387	235,185	486	—	404,058
Total	$1,008,637	$259,475	$486	$—	$1,268,598

(1)	Other includes the unallocated portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

Note 23.  Parent Company Financial Information

TCF Financial's (parent company only) condensed statements of financial condition as of December 31, 2015 and 2014 and the condensed statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$69,503	$71,781
Investment in bank subsidiary	2,205,818	2,037,781
Accounts receivable from bank subsidiary	16,217	13,862
Other assets	9,216	12,628
Total assets	$2,300,754	$2,136,052
Liabilities and Equity:
Other liabilities	$9,838	$14,403
Total liabilities	9,838	14,403
Equity	2,290,916	2,121,649
Total liabilities and equity	$2,300,754	$2,136,052

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2015	2014	2013
Interest income	$306	$365	$419
Non-interest income:
Dividends from TCF Bank	25,000	19,000	—
Affiliate service fees	17,281	22,461	23,338
Other	1,733	1,178	407
Total non-interest income	44,014	42,639	23,745
Non-interest expense:
Compensation and employee benefits	13,905	21,193	22,108
Occupancy and equipment	342	338	322
Other	5,344	3,436	3,352
Total non-interest expense	19,591	24,967	25,782
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	24,729	18,037	(1,618)
Income tax benefit	435	52	309
Income (loss) before equity in undistributed earnings of subsidiary	25,164	18,089	(1,309)
Equity in undistributed earnings of bank subsidiary	171,959	156,098	152,977
Net income	197,123	174,187	151,668
Preferred stock dividends	19,388	19,388	19,065
Net income available to common stockholders	$177,735	$154,799	$132,603

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$197,123	$174,187	$151,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of bank subsidiary	(171,959)	(156,098)	(152,977)
Gains on sales of assets, net	(50)	(1,177)	(350)
Other, net	1,308	16,430	9,962
Net cash provided by (used in) operating activities	26,422	33,342	8,303
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	2,813	—
Purchases of premises and equipment	(65)	(260)	(148)
Proceeds from sales of premises and equipment	92	91	—
Other, net	—	—	869
Net cash provided by (used in) investing activities	27	2,644	721
Cash flows from financing activities:
Dividends paid on preferred stock	(19,388)	(19,388)	(19,065)
Dividends paid on common stock	(37,302)	(32,731)	(32,227)
Common shares sold to TCF employee benefit plans	24,835	23,083	20,179
Stock compensation tax (expense) benefit	558	1,316	(473)
Exercise of stock options	2,570	740	—
Net cash provided by (used in) financing activities	(28,727)	(26,980)	(31,586)
Net change in cash and due from banks	(2,278)	9,006	(22,562)
Cash and due from banks at beginning of period	71,781	62,775	85,337
Cash and due from banks at end of period	$69,503	$71,781	$62,775

TCF Financial's (parent company only) operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF's cash flow and ability to make dividend payments to its common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2015, TCF Bank could pay a total of approximately $481.0 million in dividends to TCF without prior regulatory approval.

Note 24.  Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau ("CFPB"), and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF’s pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF’s practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced and TCF has provided the CFPB with a written statement setting forth the reasons of law and policy why it believes that the CFPB should not take action. TCF is in discussions with the CFPB and is seeking to reach an appropriate resolution of the matter. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF’s business practices or operations, which could have a material adverse effect on TCF.

Note 25.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015:
Securities available for sale:
Unrealized gains (losses) arising during the period	$(2,523)	$955	$(1,568)
Reclassification of net (gains) losses to net income	1,159	(407)	752
Net unrealized gains (losses)	(1,364)	548	(816)
Net investment hedges:
Unrealized gains (losses) arising during the period	7,613	(2,900)	4,713
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(8,304)	—	(8,304)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	17	(29)
Total other comprehensive income (loss)	$(2,101)	$(2,335)	$(4,436)
Year Ended December 31, 2014:
Securities available for sale:
Unrealized gains (losses) arising during the period	$29,071	$(10,932)	$18,139
Reclassification of net (gains) losses to net income	(76)	29	(47)
Net unrealized gains (losses)	28,995	(10,903)	18,092
Net investment hedges:
Unrealized gains (losses) arising during the period	3,126	(1,181)	1,945
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(3,704)	—	(3,704)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(47)	17	(30)
Total other comprehensive income (loss)	$28,370	$(12,067)	$16,303
Year Ended December 31, 2013:
Securities available for sale:
Unrealized gains (losses) arising during the period	$(61,177)	$23,053	$(38,124)
Reclassification of net (gains) losses to net income	(860)	324	(536)
Net unrealized gains (losses)	(62,037)	23,377	(38,660)
Net investment hedges:
Unrealized gains (losses) arising during the period	1,625	(614)	1,011
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(1,979)	—	(1,979)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	18	(28)
Total other comprehensive income (loss)	$(62,437)	$22,781	$(39,656)

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities and in interest income for those securities that were previously transferred to held to maturity. See Note 4, Securities Available for Sale and Securities Held to Maturity, for additional information regarding the transfer. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 16, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Year Ended December 31, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	(1,568)	4,713	(8,304)	—	(5,159)
Amounts reclassified from accumulated other comprehensive income (loss)	752	—	—	(29)	723
Net other comprehensive income (loss)	(816)	4,713	(8,304)	(29)	(4,436)
Balance, end of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
At or For the Year Ended December 31, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	18,139	1,945	(3,704)	—	16,380
Amounts reclassified from accumulated other comprehensive income (loss)	(47)	—	—	(30)	(77)
Net other comprehensive income (loss)	18,092	1,945	(3,704)	(30)	16,303
Balance, end of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
At or For the Year Ended December 31, 2013:
Balance, beginning of period	$11,677	$(420)	$923	$263	$12,443
Other comprehensive income (loss)	(38,124)	1,011	(1,979)	—	(39,092)
Amounts reclassified from accumulated other comprehensive income (loss)	(536)	—	—	(28)	(564)
Net other comprehensive income (loss)	(38,660)	1,011	(1,979)	(28)	(39,656)
Balance, end of period	$(26,983)	$591	$(1,056)	$235	$(27,213)

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
(In thousands, except per-share data)	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
Net interest income	$205,669	$205,270	$206,029	$203,420	$204,074	$204,180	$206,101	$201,274
Provision for credit losses	17,607	10,018	12,528	12,791	55,597	15,739	9,909	14,492
Net interest income after provision for credit losses	188,062	195,252	193,501	190,629	148,477	188,441	196,192	186,782
Non-interest income	115,659	112,252	113,449	100,638	109,768	116,076	104,016	103,407
Non-interest expense	222,587	222,284	223,109	226,767	221,758	219,688	213,195	217,136
Income before income tax expense	81,134	85,220	83,841	64,500	36,487	84,829	87,013	73,053
Income tax expense	26,614	30,528	28,902	22,828	11,011	30,791	31,385	26,579
Income after income tax expense	54,520	54,692	54,939	41,672	25,476	54,038	55,628	46,474
Income attributable to non-controlling interest	2,028	2,117	2,684	1,871	1,488	1,721	2,503	1,717
Preferred stock dividends	4,847	4,847	4,847	4,847	4,847	4,847	4,847	4,847
Net income available to common stockholders	$47,645	$47,728	$47,408	$34,954	$19,141	$47,470	$48,278	$39,910
Net income per common share:
Basic	$0.29	$0.29	$0.29	$0.21	$0.12	$0.29	$0.30	$0.25
Diluted	$0.29	$0.29	$0.29	$0.21	$0.12	$0.29	$0.29	$0.24

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF's disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

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
We have audited TCF Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Minneapolis, Minnesota
February 29, 2016

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on April 27, 2016 (the "2016 Proxy") and is incorporated herein by reference: Election of Directors; Background of Executive Officers Who Are Not Directors; and Section 16(a) Beneficial Ownership Reporting Compliance.

Information regarding procedures for nominations of Directors is set forth in the following sections of TCF's 2016 Proxy and is incorporated herein by reference: Corporate Governance - Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF's Audit Committee, its members and financial experts is set forth in the following sections of TCF's 2016 Proxy and is incorporated herein by reference: Election of Directors - Background of the Nominees; Corporate Governance - Board Committees, Committee Memberships, and Meetings in 2015; and Corporate Governance - Audit Committee.

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

The Board has determined that all members of the Audit Committee, including Thomas A. Cusick, Karen L. Grandstrand, George G. Johnson, Richard H. King, Vance K. Opperman, Roger J. Sit and Richard A. Zona, are independent and that Messrs. Cusick, Johnson, Opperman and Zona each meets the requirements of audit committee financial experts. Additional information regarding Ms. Grandstrand, Mr. Johnson, Mr. King, Mr. Opperman, Mr. Sit and Mr. Zona and the other directors is set forth in the section Election of Directors - Background of the Nominees in TCF's 2016 Proxy and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO") (the "Senior Financial Management Code of Ethics") as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the "Code of Ethics"). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF's website at www.tcfbank.com by clicking on "About TCF" and then "Learn More" under the heading "Corporate Governance" and then either "Code of Ethics Policy" or "Code of Ethics for Senior Financial Management," respectively. Any changes to the Code of Ethics or the Senior Financial Management Code of Ethics will be posted on this site and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF's 2016 Proxy and is incorporated herein by reference: Corporate Governance - Compensation, Nominating, and Corporate Governance Committee - Compensation Committee Interlocks and Insider Participation; Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; and Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF's common stock by TCF's directors, executive officers and certain other stockholders and shares authorized under plans is set forth in the following sections of TCF's 2016 Proxy and is incorporated herein by reference: Equity Compensation Plans Approved by Stockholders; and Ownership of TCF Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and management is set forth in the section entitled Corporate Governance - Director Independence and Related Person Transactions of TCF's 2016 Proxy and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF's 2016 Proxy and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements
The following consolidated financial statements of TCF and its subsidiaries are filed as part of this report:

Description	Page
Selected Financial Data	19
Consolidated Statements of Financial Condition at December 31, 2015 and 2014	53
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2015	54
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2015	55
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2015	56
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015	57
Notes to Consolidated Financial Statements	58
Other Financial Data	106
Management's Report on Internal Control Over Financial Reporting	108
Report of Independent Registered Public Accounting Firm	109

2. Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits
Index to Exhibits	115

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ Craig R. Dahl
Craig R. Dahl,
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Craig R. Dahl		February 29, 2016
Craig R. Dahl	Director, Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brian W. Maass		February 29, 2016
Brian W. Maass	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Susan D. Bode		February 29, 2016
Susan D. Bode	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Bell		February 29, 2016
Peter Bell	Director
/s/ William F. Bieber		February 29, 2016
William F. Bieber	Director
/s/ Theodore J. Bigos		February 29, 2016
Theodore J. Bigos	Director
/s/ William A. Cooper		February 29, 2016
William A. Cooper	Director and Chairman
/s/ Thomas A. Cusick		February 29, 2016
Thomas A. Cusick	Director
/s/ Karen L. Grandstrand		February 29, 2016
Karen L. Grandstrand	Director
/s/ Thomas F. Jasper		February 29, 2016
Thomas F. Jasper	Director, Vice Chairman and Chief Operating Officer
/s/ George G. Johnson		February 29, 2016
George G. Johnson	Director
/s/ Richard H. King		February 29, 2016
Richard H. King	Director
/s/ Vance K. Opperman		February 29, 2016
Vance K. Opperman	Director
/s/ James M. Ramstad		February 29, 2016
James M. Ramstad	Director
/s/ Roger J. Sit		February 29, 2016
Roger J. Sit	Director
/s/ Barry N. Winslow		February 29, 2016
Barry N. Winslow	Director
/s/ Richard A. Zona		February 29, 2016
Richard A. Zona	Director

INDEX TO EXHIBITS

Exhibit Number	Description
3(a)
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed October 20, 2015 (No.151166907)]
4(a)
Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Form 8-A filed December 16, 2009 (No. 091243195)]

4(b)
Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Form 8-A filed December 16, 2009 (No. 0912431945)]

4(c)
Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Registration Statement on Form S-3ASR filed May 29, 2012 (No. 12874917)]

4(d)
Form of Certificate for Series A Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 22, 2012 (No. 12922780)]

4(e)
Deposit Agreement dated June 25, 2012 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012 (No. 12923856)]

4(f)	Form of Depositary Receipt (included as part of Exhibit 4(e)) [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012 (No. 12923856)]
4(g)
Form of Certificate for 6.45% Series B Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2012 (No. 121271334)]

4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.
10(a)*	TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]
10(a)-1*
Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-2*
Form of Performance-Based Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-3*
Form of Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.4 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-4*
Form of Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.5 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-5*
2015 Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan entered into by certain executives [incorporated by reference to Exhibit 10.6 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-6*#	Form of 2016 Management Incentive Plan - Executive, as executed by certain executives
10(b)*
TCF Financial Incentive Stock Program, as amended and restated April 24, 2013 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2013 (No. 13797581)]

10(b)-1*
Form of Nonqualified Stock Option Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008 (No. 08551203)]

10(b)-2*
Nonqualified Stock Option Award Agreement as executed by William A. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008 (No. 08995870)]

10(b)-3*
Form of Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009 (No. 09543236)]

10(b)-4*
Form of Deferred Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]

10(b)-5*
Form of Performance-Based Restricted Stock Award Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012 (No. 12537269)]

10(b)-6*
Form of Performance-Based Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012 (No. 12537269)]

10(b)-7*
Performance-Based Restricted Stock Award Agreement between TCF Financial Corporation and William A. Cooper dated March 10, 2014 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed March 13, 2014 (No. 14688801)]

10(c)
TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2013 (No. 13797581)]

10(c)-1*
Form of 2015 Management Incentive Plan - Executive, as executed by certain executives [incorporated by reference to Exhibit 10(c)-1 of TCF Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 15639563)]

10(d)*
Amended and Restated Employment Agreement with William A. Cooper effective as of March 10, 2014 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed March 13, 2014 (No. 14688801)]

10(d)-1*
Employment Agreement with Craig R. Dahl effective as of January 1, 2016 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed October 30, 2015 (No. 151184773)]

10(e)*
TCF Financial Corporation Supplemental Employee Retirement Plan - ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(e)-1*#	TCF Employees Stock Purchase Plan - Supplemental Plan, as amended and restated effective January 1, 2016
10(f)*
Trust Agreement for TCF Employees Stock Purchase Plan Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2009 and dated November 20, 2008 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 09618185)]

10(g)*
TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(h)*
Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by amendments adopted May 3, 2002 incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(i)*
TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(j)*
Trust Agreement for TCF Financial Senior Officer Deferred Compensation Plan as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by Second Amendment of Trust Agreement for TCF Financial Senior Officers Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(k)*
Directors Stock Grant Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(k)-1*
Form of Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(k)-2*
Form of Deferred Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(l)*
TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(l)-1*
TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (No. 101147679)]

10(m)*
Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 02568362)]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(n)*#	Summary of Non-Employee Director Compensation
10(o)*
TCF Employees Deferred Stock Compensation Plan, effective January 1, 2011 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]

10(p)*
Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011 (No. 11625311)]

12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31, 2015, 2014, 2013, 2012 and 2011
12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2015, 2014, 2013, 2012 and 2011
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2015)
23#	Consent of KPMG LLP dated February 29, 2016
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*Executive Contract
#  Filed herein