Form 10-Q
period 2016-03-31
TCF FINANCIAL CORP
filed 2016-05-06
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2016
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
Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 29, 2016
Common Stock, $.01 par value	171,050,970 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At March 31, 2016	At December 31, 2015
	(Unaudited)
Assets:
Cash and due from banks	$870,153	$889,337
Investments	71,586	70,537
Securities held to maturity	198,178	201,920
Securities available for sale	1,135,890	888,885
Loans and leases held for sale	211,151	157,625
Loans and leases:
Consumer real estate:
First mortgage lien	2,521,492	2,624,956
Junior lien	2,729,075	2,839,316
Total consumer real estate	5,250,567	5,464,272
Commercial	3,114,594	3,145,832
Leasing and equipment finance	4,005,934	4,012,248
Inventory finance	2,676,675	2,146,754
Auto finance	2,786,731	2,647,596
Other	18,940	19,297
Total loans and leases	17,853,441	17,435,999
Allowance for loan and lease losses	(160,074)	(156,054)
Net loans and leases	17,693,367	17,279,945
Premises and equipment, net	439,507	445,934
Goodwill	225,640	225,640
Other assets	475,630	529,786
Total assets	$21,321,102	$20,689,609
Liabilities and Equity:
Deposits:
Checking	$5,764,392	$5,690,559
Savings	4,741,850	4,717,457
Money market	2,539,124	2,408,180
Certificates of deposit	4,267,003	3,903,793
Total deposits	17,312,369	16,719,989
Short-term borrowings	2,426	5,381
Long-term borrowings	1,003,168	1,034,557
Total borrowings	1,005,594	1,039,938
Accrued expenses and other liabilities	634,298	622,765
Total liabilities	18,952,261	18,382,692
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
170,647,255 and 169,887,030 shares issued, respectively	1,707	1,699
Additional paid-in capital	860,307	851,836
Retained earnings, subject to certain restrictions	1,271,031	1,240,347
Accumulated other comprehensive income (loss)	(1,927)	(15,346)
Treasury stock at cost, 42,566 shares, and other	(51,445)	(50,860)
Total TCF Financial Corporation stockholders' equity	2,342,913	2,290,916
Non-controlling interest in subsidiaries	25,928	16,001
Total equity	2,368,841	2,306,917
Total liabilities and equity	$21,321,102	$20,689,609

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share data)	2016	2015
Interest income:
Loans and leases	$214,805	$205,976
Securities available for sale	5,498	3,080
Securities held to maturity	1,319	1,405
Investments and other	10,720	9,333
Total interest income	232,342	219,794
Interest expense:
Deposits	14,991	11,072
Borrowings	5,693	5,302
Total interest expense	20,684	16,374
Net interest income	211,658	203,420
Provision for credit losses	18,842	12,791
Net interest income after provision for credit losses	192,816	190,629
Non-interest income:
Fees and service charges	32,817	33,972
Card revenue	13,363	12,901
ATM revenue	5,021	5,122
Subtotal	51,201	51,995
Gains on sales of auto loans, net	11,920	6,265
Gains on sales of consumer real estate loans, net	9,384	8,763
Servicing fee income	8,883	7,342
Subtotal	30,187	22,370
Leasing and equipment finance	28,487	22,224
Other	2,843	4,127
Fees and other revenue	112,718	100,716
Gains (losses) on securities, net	(116)	(78)
Total non-interest income	112,602	100,638
Non-interest expense:
Compensation and employee benefits	124,473	115,815
Occupancy and equipment	37,008	36,827
FDIC insurance	4,113	5,393
Advertising and marketing	5,887	6,523
Other	43,348	48,133
Subtotal	214,829	212,691
Operating lease depreciation	9,573	7,734
Foreclosed real estate and repossessed assets, net	3,920	6,196
Other credit costs, net	12	146
Total non-interest expense	228,334	226,767
Income before income tax expense	77,084	64,500
Income tax expense	26,803	22,828
Income after income tax expense	50,281	41,672
Income attributable to non-controlling interest	2,235	1,871
Net income attributable to TCF Financial Corporation	48,046	39,801
Preferred stock dividends	4,847	4,847
Net income available to common stockholders	$43,199	$34,954
Net income per common share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.21

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income attributable to TCF Financial Corporation	$48,046	$39,801
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	19,135	4,139
Reclassification of net (gains) losses to net income	274	304
Net investment hedges:
Unrealized gains (losses) arising during the period	(3,257)	3,588
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	3,409	(3,886)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	(12)
Income tax (expense) benefit	(6,130)	(3,029)
Total other comprehensive income (loss)	13,419	1,104
Comprehensive income	$61,465	$40,905

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income	—	—	—	—	—	39,801	—	—	39,801	1,871	41,672
Other comprehensive income (loss)	—	—	—	—	—	—	1,104	—	1,104	—	1,104
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	6,304	6,304
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(8,241)	—	—	(8,241)	—	(8,241)
Grants of restricted stock	—	136,979	—	1	(1)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	532,838	—	5	8,278	—	—	—	8,283	—	8,283
Cancellation of shares of restricted stock	—	(19,309)	—	—	(51)	—	—	—	(51)	—	(51)
Cancellation of common shares for tax withholding	—	(12,366)	—	—	(192)	—	—	—	(192)	—	(192)
Net amortization of stock compensation	—	—	—	—	2,152	—	—	—	2,152	—	2,152
Stock compensation tax (expense) benefit	—	—	—	—	134	—	—	—	134	—	134
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	678	—	—	(678)	—	—	—
Balance, March 31, 2015	4,006,900	168,141,710	$263,240	$1,681	$828,128	$1,126,627	$(9,806)	$(50,078)	$2,159,792	$21,890	$2,181,682

Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	48,046	—	—	48,046	2,235	50,281
Other comprehensive income (loss)	—	—	—	—	—	—	13,419	—	13,419	—	13,419
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,692	7,692
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(12,515)	—	—	(12,515)	—	(12,515)
Grants of restricted stock	—	295,057	—	3	(3)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Cancellation of shares of restricted stock	—	(21,150)	—	—	(132)	—	—	—	(132)	—	(132)
Cancellation of common shares for tax withholding	—	(25,102)	—	—	(357)	—	—	—	(357)	—	(357)
Net amortization of stock compensation	—	—	—	—	2,594	—	—	—	2,594	—	2,594
Stock compensation tax (expense) benefit	—	—	—	—	(49)	—	—	—	(49)	—	(49)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	585	—	—	(585)	—	—	—
Balance, March 31, 2016	4,006,900	170,647,255	$263,240	$1,707	$860,307	$1,271,031	$(1,927)	$(51,445)	$2,342,913	$25,928	$2,368,841
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$48,046	$39,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	18,842	12,791
Depreciation and amortization	45,979	36,804
Proceeds from sales of loans and leases held for sale	300,610	123,689
Gains on sales of assets, net	(24,599)	(17,202)
Net income attributable to non-controlling interest	2,235	1,871
Originations of loans held for sale, net of repayments	(296,726)	(218,630)
Net change in other assets and accrued expenses and other liabilities	49,821	(35,314)
Other, net	(6,507)	(7,080)
Net cash provided by (used in) operating activities	137,701	(63,270)
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(779,800)	(866,211)
Purchases of equipment for lease financing	(223,380)	(199,117)
Proceeds from sales of loans	489,869	364,386
Proceeds from sales of lease receivables	3,802	7,375
Proceeds from sales of lease equipment	4,265	2,025
Purchases of securities	(240,789)	(88,067)
Proceeds from maturities of and principal collected on securities	24,603	19,468
Purchases of Federal Home Loan Bank stock	(36,000)	(27,000)
Redemption of Federal Home Loan Bank stock	34,963	33,004
Proceeds from sales of real estate owned	20,504	16,938
Purchases of premises and equipment	(7,661)	(8,414)
Other, net	5,354	6,683
Net cash provided by (used in) investing activities	(704,270)	(738,930)
Cash flows from financing activities:
Net change in deposits	592,380	603,007
Net change in short-term borrowings	(3,231)	4,083
Proceeds from long-term borrowings	1,249,037	1,212,244
Payments on long-term borrowings	(1,286,920)	(1,208,871)
Net investment by (distribution to) non-controlling interest	7,692	6,304
Dividends paid on preferred stock	(4,847)	(4,847)
Dividends paid on common stock	(12,515)	(8,241)
Stock compensation tax (expense) benefit	(49)	134
Common shares sold to TCF employee benefit plans	5,838	8,283
Net cash provided by (used in) financing activities	547,385	612,096
Net change in cash and due from banks	(19,184)	(190,104)
Cash and due from banks at beginning of period	889,337	1,115,250
Cash and due from banks at end of period	$870,153	$925,146
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$20,613	$13,442
Income taxes, net	(37,483)	(38,068)
Transfer of loans to other assets	26,016	23,921
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF's principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all of the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2015, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Accounting policies in effect at December 31, 2015 remain significantly unchanged and have been followed similarly as in previous periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Effective January 1, 2016, the Company retrospectively adopted Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which required that debt issuance costs be presented as a direct deduction from debt. Accordingly, the Company reclassified unamortized debt issuance costs of $2.1 million from Other assets to a reduction in Long-term borrowings on the Consolidated Statement of Financial Condition as of December 31, 2015. The adoption of this ASU did not impact results of operations, retained earnings or cash flows.

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new segments are Consumer Banking, Wholesale Banking and Enterprise Services. Prior to this change the Company's segments were Lending, Funding and Support Services. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2015 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation. See Note 15, Business Segments for a description of the new segments.

Note 2.  Cash and Due from Banks

At March 31, 2016 and December 31, 2015, TCF Bank was required by Federal Reserve regulations to maintain reserves of $106.5 million and $101.6 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $57.6 million and $58.3 million at March 31, 2016 and December 31, 2015, respectively.

TCF had cash held in interest-bearing accounts of $620.2 million and $609.5 million at March 31, 2016 and December 31, 2015, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At March 31, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$687,347	$8,394	$345	$695,396	$627,521	$655	$6,246	$621,930
Other	28	—	—	28	34	—	—	34
Obligations of states and political subdivisions	430,239	10,420	193	440,466	262,189	4,732	—	266,921
Total securities available for sale	$1,117,614	$18,814	$538	$1,135,890	$889,744	$5,387	$6,246	$888,885
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$193,818	$10,341	$121	$204,038	$197,410	$5,247	$214	$202,443
Other	960	—	—	960	1,110	—	—	1,110
Other securities	3,400	—	—	3,400	3,400	—	—	3,400
Total securities held to maturity	$198,178	$10,341	$121	$208,398	$201,920	$5,247	$214	$206,953

There were no sales of securities available for sale during the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, mortgage-backed securities with a carrying value of $10.2 million and $17.1 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the three months ended March 31, 2016 and 2015. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

There were no transfers between securities available for sale and securities held to maturity during the three months ended March 31, 2016 and 2015. Other held to maturity securities consist of bonds which qualify for investment credit under the Community Reinvestment Act. TCF recorded impairment charges of $0.1 million during each of the three month periods ended March 31, 2016 and 2015, on held to maturity mortgage-backed securities with a carrying value of $1.0 million and $1.4 million, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At March 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$41,387	$198	$20,201	$147	$61,588	$345
Obligations of states and political subdivisions	35,226	193	—	—	35,226	193
Total securities available for sale	$76,613	$391	$20,201	$147	$96,814	$538

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$889	$16	$1,635	$105	$2,524	$121
Total securities held to maturity	$889	$16	$1,635	$105	$2,524	$121

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,127	$6,246	$—	$—	$552,127	$6,246
Total securities available for sale	$552,127	$6,246	$—	$—	$552,127	$6,246

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$12,333	$100	$1,732	$114	$14,065	$214
Total securities held to maturity	$12,333	$100	$1,732	$114	$14,065	$214

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity at March 31, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2016		At December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$2	$2	$1	$1
Due in 1-5 years	29	29	38	38
Due in 5-10 years	281,020	289,137	268,638	272,511
Due after 10 years	836,563	846,722	621,067	616,335
Total securities available for sale	$1,117,614	$1,135,890	$889,744	$888,885

Securities held to maturity:
Due in one year or less	$100	$100	$100	$100
Due in 1-5 years	1,900	1,900	1,900	1,900
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	194,778	204,998	198,520	203,553
Total securities held to maturity	$198,178	$208,398	$201,920	$206,953

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	Percent Change
Consumer real estate:
First mortgage lien	$2,521,492	$2,624,956	(3.9)%
Junior lien	2,729,075	2,839,316	(3.9)
Total consumer real estate	5,250,567	5,464,272	(3.9)
Commercial:
Commercial real estate:
Permanent	2,269,582	2,267,218	0.1
Construction and development	283,065	326,211	(13.2)
Total commercial real estate	2,552,647	2,593,429	(1.6)
Commercial business	561,947	552,403	1.7
Total commercial	3,114,594	3,145,832	(1.0)
Leasing and equipment finance	4,005,934	4,012,248	(0.2)
Inventory finance	2,676,675	2,146,754	24.7
Auto finance	2,786,731	2,647,596	5.3
Other	18,940	19,297	(1.9)
Total loans and leases(1)	$17,853,441	$17,435,999	2.4

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $72.1 million and $73.7 million at March 31, 2016 and December 31, 2015, respectively.

The consumer real estate junior lien portfolio was comprised of $2.4 billion of home equity lines of credit ("HELOCs") and $330.8 million of amortizing consumer real estate junior lien mortgage loans at March 31, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively. At both March 31, 2016 and December 31, 2015, $1.8 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2016 and December 31, 2015, $631.6 million and $664.5 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of March 31, 2016, 18.2% of these loans mature prior to 2021.

The following table summarizes the carrying value of consumer real estate loans and consumer auto loans sold with servicing retained, the cash received, interest-only strips received and the recognized net gains for the three months ended March 31, 2016 and 2015. No servicing assets or liabilities related to consumer real estate or consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Three Months Ended March 31,
(In thousands)	2016		2015
	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans
Sales proceeds, net(1)	$326,961	$453,747	$270,777	$210,187
Recorded investment in loans sold, including accrued interest	(322,501)	(446,365)	(265,273)	(203,506)
Interest-only strips, initial value	5,661	4,841	2,659	—
Net gains(2)	$10,121	$12,223	$8,163	$6,681

(1)	Includes transaction fees and other sales related costs.

(2)	Excludes subsequent adjustments and valuation adjustments while held for sale.

TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. The consumer real estate recognized net gains included $1.8 million and $1.4 million on the recorded investments of $79.1 million and $61.8 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest, for the three months ended March 31, 2016 and 2015, respectively.

Total interest-only strips and the contractual liabilities related to loan sales are shown below.

(In thousands)	At March 31, 2016	At December 31, 2015
Interest-only strips attributable to:
Consumer real estate loan sales	$22,650	$19,182
Consumer auto loan sales	26,077	25,150
Contractual liabilities attributable to:
Consumer real estate loan sales	$655	$702
Consumer auto loan sales	184	185

TCF had no impairment charges on consumer real estate loan interest-only strips for the three months ended March 31, 2016 and 2015, respectively. TCF recorded impairment charges on the consumer auto loan interest-only strips of $0.0 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, primarily as a result of higher prepayments than originally assumed.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the three months ended March 31, 2016 and 2015, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(6,061)	(28)	(1,972)	(641)	(6,330)	(1,635)	(16,667)
Recoveries	1,290	219	681	385	883	1,303	4,761
Net (charge-offs) recoveries	(4,771)	191	(1,291)	(256)	(5,447)	(332)	(11,906)
Provision for credit losses	5,025	1,171	1,727	2,263	9,065	(409)	18,842
Other	(1,518)	—	—	171	(1,569)	—	(2,916)
Balance, end of period	$66,728	$31,547	$19,454	$13,306	$28,535	$504	$160,074

At or For the Three Months Ended March 31, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(9,206)	(876)	(1,876)	(528)	(3,961)	(1,677)	(18,124)
Recoveries	1,925	1,397	985	109	610	1,561	6,587
Net (charge-offs) recoveries	(7,281)	521	(891)	(419)	(3,351)	(116)	(11,537)
Provision for credit losses	2,819	233	366	3,032	6,340	1	12,791
Other	(607)	—	—	(224)	(793)	—	(1,624)
Balance, end of period	$80,292	$32,121	$17,921	$12,409	$20,426	$630	$163,799

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At March 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$40,002	$31,172	$16,897	$13,027	$26,090	$502	$127,690
Individually evaluated for impairment	26,726	375	2,557	279	2,445	2	32,384
Total	$66,728	$31,547	$19,454	$13,306	$28,535	$504	$160,074
Loans and leases outstanding:
Collectively evaluated for impairment	$5,036,309	$3,064,588	$3,990,600	$2,674,227	$2,776,624	$18,926	$17,561,274
Individually evaluated for impairment	214,258	50,006	15,307	2,448	10,099	14	292,132
Loans acquired with deteriorated credit quality	—	—	27	—	8	—	35
Total	$5,250,567	$3,114,594	$4,005,934	$2,676,675	$2,786,731	$18,940	$17,853,441

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$38,819	$30,170	$16,994	$10,929	$23,471	$1,243	$121,626
Individually evaluated for impairment	29,173	15	2,024	199	3,015	2	34,428
Total	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Loans and leases outstanding:
Collectively evaluated for impairment	$5,248,829	$3,092,398	$3,997,544	$2,145,605	$2,637,269	$19,286	$17,140,931
Individually evaluated for impairment	215,443	53,434	14,669	1,149	10,308	11	295,014
Loans acquired with deteriorated credit quality	—	—	35	—	19	—	54
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At March 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,390,399	$8,133	$1,236	$2,399,768	$121,724	$2,521,492
Junior lien	2,682,273	1,380	—	2,683,653	45,422	2,729,075
Total consumer real estate	5,072,672	9,513	1,236	5,083,421	167,146	5,250,567
Commercial:
Commercial real estate	2,548,752	—	114	2,548,866	3,781	2,552,647
Commercial business	557,771	—	—	557,771	4,176	561,947
Total commercial	3,106,523	—	114	3,106,637	7,957	3,114,594
Leasing and equipment finance	3,989,194	3,026	1,586	3,993,806	11,947	4,005,753
Inventory finance	2,674,138	55	34	2,674,227	2,448	2,676,675
Auto finance	2,775,165	1,747	667	2,777,579	9,143	2,786,722
Other	18,908	18	6	18,932	8	18,940
Subtotal	17,636,600	14,359	3,643	17,654,602	198,649	17,853,251
Portfolios acquired with deteriorated credit quality	187	2	1	190	—	190
Total	$17,636,787	$14,361	$3,644	$17,654,792	$198,649	$17,853,441

	At December 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,489,235	$8,649	$2,916	$2,500,800	$124,156	$2,624,956
Junior lien	2,793,684	1,481	38	2,795,203	44,113	2,839,316
Total consumer real estate	5,282,919	10,130	2,954	5,296,003	168,269	5,464,272
Commercial:
Commercial real estate	2,586,692	—	—	2,586,692	6,737	2,593,429
Commercial business	548,814	1	—	548,815	3,588	552,403
Total commercial	3,135,506	1	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,998,469	1,728	564	4,000,761	11,262	4,012,023
Inventory finance	2,145,538	87	31	2,145,656	1,098	2,146,754
Auto finance	2,634,496	2,343	1,230	2,638,069	9,509	2,647,578
Other	19,274	13	7	19,294	3	19,297
Subtotal	17,216,202	14,302	4,786	17,235,290	200,466	17,435,756
Portfolios acquired with deteriorated credit quality	242	1	—	243	—	243
Total	$17,216,444	$14,303	$4,786	$17,235,533	$200,466	$17,435,999

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended March 31,
(In thousands)	2016	2015
Contractual interest due on non-accrual loans and leases	$5,267	$5,223
Interest income recognized on non-accrual loans and leases	966	1,312
Unrecognized interest income	$4,301	$3,911

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged or completed.

(In thousands)	At March 31, 2016	At December 31, 2015
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$22,007	$26,020
Non-accrual	22,691	20,264
Total consumer real estate loans to customers in bankruptcy	$44,698	$46,284

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

Total TDR loans at March 31, 2016 and December 31, 2015 were $224.5 million and $230.6 million, respectively, of which $131.2 million and $135.3 million, respectively, were accruing. TCF held consumer real estate TDR loans of $183.6 million and $185.8 million at March 31, 2016 and December 31, 2015, respectively, of which $103.6 million and $106.8 million, respectively, were accruing. TCF also held $28.4 million and $31.7 million of commercial TDR loans at March 31, 2016 and December 31, 2015, respectively, of which $23.7 million and $24.7 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at March 31, 2016 or December 31, 2015.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.4 million at both March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms. All loans classified as TDR loans are considered to be impaired. During the three months ended March 31, 2016 and 2015, $0.1 million and $9.0 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and were performing.

Foregone interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the three months ended March 31, 2016, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. For the three months ended March 31, 2015, foregone interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.9%, which compares to the original contractual average rate of 6.5%. The foregone interest income for the remaining classes of finance receivables was not material for the three months ended March 31, 2016 and 2015.

The table below summarizes TDR loans that defaulted during the three months ended March 31, 2016 and 2015, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Loan balance:(1)
Consumer real estate:
First mortgage lien	$—	$243
Junior lien	44	240
Total consumer real estate	44	483
Auto finance	466	181
Defaulted TDR loans modified during the applicable period	$510	$664
Total TDR loans modified in the applicable period	$34,510	$78,689
Defaulted modified TDR loans as a percent of total TDR loans modified in the applicable period	1.5%	0.8%

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $21.1 million, or 20.3% of the outstanding balance, at March 31, 2016, and $22.4 million, or 21.0% of the outstanding balance, at December 31, 2015. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 9% to 33% in 2016 and 10% to 33% in 2015, depending on modification type and actual experience. At March 31, 2016, 2.1% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.0% at December 31, 2015.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at March 31, 2016, $53.2 million, or 66.5%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 74.4% were current. Of the non-accrual TDR balance at December 31, 2015, $51.5 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or 0.2% of the outstanding balance, at March 31, 2016, and less than $0.1 million, or 0.1% of the outstanding balance, at December 31, 2015. No accruing commercial TDR loans were 60 days or more delinquent at March 31, 2016 and December 31, 2015.

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

The following table summarizes impaired loans.

	At March 31, 2016			At December 31, 2015
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$144,321	$122,501	$19,478	$145,749	$123,728	$20,880
Junior lien	69,990	57,705	6,279	70,122	58,366	6,837
Total consumer real estate	214,311	180,206	25,757	215,871	182,094	27,717
Commercial:
Commercial real estate	11,239	10,992	372	298	298	12
Commercial business	15	15	3	16	16	3
Total commercial	11,254	11,007	375	314	314	15
Leasing and equipment finance	8,329	8,329	1,393	7,259	7,259	822
Inventory finance	2,277	2,285	279	867	873	199
Auto finance	7,142	6,859	2,372	8,275	8,062	2,942
Other	9	9	2	21	11	2
Total impaired loans with an allowance recorded	243,322	208,695	30,178	232,607	198,613	31,697
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	7,029	2,862	—	7,100	3,228	—
Junior lien	26,252	500	—	26,031	520	—
Total consumer real estate	33,281	3,362	—	33,131	3,748	—
Commercial:
Commercial real estate	21,992	16,485	—	37,598	31,157	—
Commercial business	4,428	4,176	—	3,738	3,585	—
Total commercial	26,420	20,661	—	41,336	34,742	—
Inventory finance	160	163	—	274	276	—
Auto finance	3,285	2,027	—	2,003	1,177	—
Other	12	—	—	2	—	—
Total impaired loans without an allowance recorded	63,158	26,213	—	76,746	39,943	—
Total impaired loans	$306,480	$234,908	$30,178	$309,353	$238,556	$31,697

The average loan balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2016 and 2015 are included within the table below.

	Three Months Ended
	March 31, 2016		March 31, 2015
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$123,115	$835	$102,370	$1,118
Junior lien	58,035	630	55,917	752
Total consumer real estate	181,150	1,465	158,287	1,870
Commercial:
Commercial real estate	5,645	33	45,099	391
Commercial business	16	—	18	—
Total commercial	5,661	33	45,117	391
Leasing and equipment finance	7,794	13	8,105	6
Inventory finance	1,579	16	5,176	7
Auto finance	7,460	18	3,228	—
Other	10	—	55	—
Total impaired loans with an allowance recorded	203,654	1,545	219,968	2,274
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	3,045	52	33,905	459
Junior lien	510	148	6,955	454
Total consumer real estate	3,555	200	40,860	913
Commercial:
Commercial real estate	23,820	251	46,881	795
Commercial business	3,881	—	467	—
Total commercial	27,701	251	47,348	795
Inventory finance	220	11	858	12
Auto finance	1,602	—	853	—
Total impaired loans without an allowance recorded	33,078	462	89,919	1,720
Total impaired loans	$236,732	$2,007	$309,887	$3,994

Note 6.  Deposits

Deposits consisted of the following.

	At March 31, 2016			At December 31, 2015
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,288,624	19.0%	—%	$3,187,581	19.1%
Interest bearing	0.01	2,475,768	14.3	0.02	2,502,978	14.9
Total checking	0.01	5,764,392	33.3	0.01	5,690,559	34.0
Savings	0.03	4,741,850	27.4	0.06	4,717,457	28.2
Money market	0.62	2,539,124	14.7	0.63	2,408,180	14.5
Certificates of deposit	1.05	4,267,003	24.6	0.91	3,903,793	23.3
Total deposits	0.36	$17,312,369	100.0%	0.30	$16,719,989	100.0%

Certificates of deposit had the following remaining maturities at March 31, 2016.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
0-3 months	$309,014	$359,596	$668,610
4-6 months	398,709	405,685	804,394
7-12 months	695,386	684,424	1,379,810
Over 12 months	724,656	689,533	1,414,189
Total	$2,127,765	$2,139,238	$4,267,003

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 were $553.0 million and $484.2 million at March 31, 2016 and December 31, 2015, respectively.

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of one year or less) consisted of the following.

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$2,426	0.10%	$5,381	0.03%
Total	$2,426	0.10	$5,381	0.03
Average daily balances for the period ended:
Federal funds purchased	$—	—%	$225	0.45%
Securities sold under repurchase agreements	4,249	0.15	16,431	0.06
Line of Credit - TCF Commercial Finance Canada, Inc.	1,313	1.75	2,166	1.96
Total	$5,562	0.53	$18,822	0.28
Maximum month-end balances for the period ended:
Securities sold under repurchase agreements	$3,391	N.A.	$62,995	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,907	N.A.	5,519	N.A.
N.A. Not Applicable.

At March 31, 2016, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $8.7 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At March 31, 2016				At December 31, 2015
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2016	$348,000	0.60%	-	1.17%	$447,000	0.54%	-	1.17%
	2017	—			—	125,000	0.49	-	0.51
	2018	250,000	0.48	-	0.50	—			—
Subtotal		598,000				572,000
Subordinated bank notes	2016	—			—	74,992			5.50
	2022	108,503			6.25	108,454			6.25
	2025	147,908			4.60	147,861			4.60
Hedge-related basis adjustment(1)		6,162				(209)
Subtotal		262,573				331,098
Discounted lease rentals	2016	39,827	2.39	-	7.95	48,120	2.39	-	7.95
	2017	48,417	2.45	-	7.88	41,969	2.45	-	7.88
	2018	31,309	2.55	-	7.95	24,496	2.55	-	7.95
	2019	13,944	2.53	-	6.00	9,329	2.53	-	6.00
	2020	3,543	2.64	-	5.15	2,035	2.95	-	5.15
	2021	109	3.07	-	4.57	83			4.57
Subtotal		137,149				126,032
Other long-term borrowings	2016	2,704			1.36	2,685			1.36
	2017	2,742			1.36	2,742			1.36
Subtotal		5,446				5,427
Total long-term borrowings		$1,003,168				$1,034,557

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At March 31, 2016, TCF Bank had pledged loans secured by residential and commercial real estate and FHLB stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At March 31, 2016, $250.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $364.9 million at March 31, 2016, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2016	2015	2016	2015
Regulatory Capital:
Common equity Tier 1 capital	$1,854,048	$1,814,442	$2,030,513	$1,992,584
Tier 1 capital	2,139,609	2,092,195	2,056,441	2,008,585
Total capital	2,527,888	2,487,060	2,477,552	2,425,682

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	9.98%	10.00%	10.93%	10.99%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.51	11.54	11.07	11.07	8.00	6.00
Total risk-based capital ratio	13.60	13.71	13.33	13.37	10.00	8.00
Tier 1 leverage ratio	10.33	10.46	9.93	10.04	5.00	4.00
(1) Excludes capital conservation buffer of 0.625% as of March 31, 2016.

Note 10.  Stock Compensation

The following table reflects TCF's restricted stock and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the three months ended March 31, 2016.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2015	3,273,086	$6.16	-	$16.28	$13.09	1,379,000	$12.85	-	$15.75	2.17	$14.07
Granted	251,509	9.48	-	12.37	10.93	—	—	-	—	—	—
Forfeited/canceled	(21,150)	9.65	-	15.78	13.35	(118,000)	15.75	-	15.75	—	15.75
Vested	(70,086)	11.56	-	15.17	12.97	—	—	-	—	—	—
Outstanding at March 31, 2016	3,433,359	6.16	-	16.28	12.93	1,261,000	12.85	-	15.75	2.12	13.91
Exercisable at March 31, 2016	N.A.				N.A.	1,261,000	12.85	-	15.75		13.91
N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $26.6 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.0 years at March 31, 2016.

At March 31, 2016, there were 50,000 and 1,050,000 shares of performance-based restricted stock outstanding under the Omnibus Incentive Plan and Incentive Stock Program, respectively, that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

The number of restricted stock units granted under the Omnibus Incentive Plan was 228,867 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 have not changed from December 31, 2015 and no stock options were subsequently issued under the Incentive Stock Program. As of March 31, 2016, no stock options were issued under the Omnibus Incentive Plan.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three months ended March 31, 2016 and 2015.

	Pension Plan
	Three Months Ended March 31,
(In thousands)	2016	2015
Interest cost	$320	$304
Return on plan assets	(146)	(160)
Net periodic benefit plan (income) cost	$174	$144

	Postretirement Plan
	Three Months Ended March 31,
(In thousands)	2016	2015
Interest cost	$38	$38
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$26	$26

TCF made no cash contributions to the Pension Plan in either of the three months ended March 31, 2016 or 2015. During both the three months ended March 31, 2016 and 2015, TCF contributed $0.1 million to the Postretirement Plan.

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

Fair Value Hedges During the first quarter of 2015, TCF Bank entered into an interest rate swap agreement related to its contemporaneously issued subordinated debt, which settles through a central clearing house. The swap was designated as a fair value hedge and effectively converts the fixed interest rate to a floating rate based on the three-month London InterBank Offered Rate plus a fixed number of basis points on the $150.0 million notional amount through February 27, 2025, the maturity date of the subordinated debt. In exchange, TCF Bank will receive 4.60% fixed-rate interest on the $150.0 million notional amount from the swap counterparty.

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap as well as the offsetting changes in fair value of the hedged debt are reflected in non-interest income.

Net Investment Hedges  Forward foreign exchange contracts, that generally settle within 34 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Derivatives Not Designated as Hedges  Certain of TCF's forward foreign exchange contracts are not designated as hedges and are generally settled within 34 days. Changes in the fair value of these forward foreign exchange contracts are reflected in non-interest expense.

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

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa's aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes, if any, in the valuation of this swap agreement, which has no determinable maturity date, are reflected in non-interest expense.

The following tables summarize TCF's outstanding derivative instruments as of March 31, 2016 and December 31, 2015. See Note 13, Fair Value Disclosures, for additional information.

	At March 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$7,111	$(789)	$6,322
Derivatives not designated as hedges:
Forward foreign exchange contracts	61,520	104	(104)	—
Interest rate contracts	110,445	3,973	—	3,973
Interest rate lock commitments	34,988	545	—	545
Total derivative assets		$11,733	$(893)	$10,840
Derivative Liabilities:
Derivatives designated as hedges:
Forward foreign exchange contracts	$53,676	$1,551	$(1,551)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	400,572	8,685	(5,197)	3,488
Interest rate contracts	110,445	4,146	(4,146)	—
Other contracts	13,804	311	(311)	—
Interest rate lock commitments	690	5	—	5
Total derivative liabilities		$14,698	$(11,205)	$3,493

	At December 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$47,409	$858	$—	$858
Derivatives not designated as hedges:
Forward foreign exchange contracts	260,678	5,057	(2,081)	2,976
Interest rate contracts	111,347	2,093	—	2,093
Interest rate lock commitments	50,667	729	—	729
Total derivative assets		$8,737	$(2,081)	$6,656
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$142	$(142)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	187,902	1,192	(1,081)	111
Interest rate contracts	111,347	2,175	(2,175)	—
Other contracts	13,804	305	(305)	—
Interest rate lock commitments	3,218	13	—	13
Total derivative liabilities		$3,827	$(3,703)	$124

(1)	All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Three Months Ended March 31,
(In thousands)	Income Statement Location	2016	2015
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$7,253	$1,273
Non-derivative hedged items	Non-interest income	(6,371)	(1,127)
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	(26,572)	37,460
Interest rate lock commitments	Non-interest income	(176)	305
Interest rate contracts	Non-interest income	(91)	(21)
Other contracts	Non-interest expense	(85)	—
Net gain (loss) recognized		$(26,042)	$37,890
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(3,257)	$3,588
Net unrealized gain (loss)		$(3,257)	$3,588

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

At March 31, 2016, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $161.5 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $3.2 million in additional collateral. There were $3.8 million forward foreign exchange contracts containing credit risk-related features in a net liability position at March 31, 2016.

At March 31, 2016, TCF had posted $7.7 million, $5.6 million and $1.4 million of cash collateral related to its forward foreign exchange contracts, interest rate contracts and other contracts, respectively.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, interest-only strips, other real estate owned and repossessed and returned assets. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Securities Held to Maturity Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other securities and other mortgage-backed securities, categorized as Level 3, is estimated based on discounted cash flows using consideration of credit exposure and other internal pricing methods. There is no observable secondary market for these securities.

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

Interest Rate Contracts TCF executes interest rate swap agreements with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, minimizing TCF's net risk exposure resulting from such transactions. TCF also entered into an interest rate swap agreement to convert its $150.0 million of fixed-rate subordinated notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at March 31, 2016 and December 31, 2015, was $42.4 million and $50.0 million, respectively. Repossessed and returned assets at March 31, 2016 and December 31, 2015, was $8.5 million and $8.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $2.9 million and $3.4 million, which was included in foreclosed real estate and repossessed assets, net expense for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$695,396	$—	$695,396
Other	—	—	28	28
Obligations of states and political subdivisions	—	440,466	—	440,466
Loans and leases held for sale	—	—	5,567	5,567
Forward foreign exchange contracts(1)	—	104	—	104
Interest rate contracts(1)	—	11,084	—	11,084
Interest rate lock commitments(1)	—	—	545	545
Forward loan sales commitments	—	—	64	64
Assets held in trust for deferred compensation plans	18,372	—	—	18,372
Total assets	$18,372	$1,147,050	$6,204	$1,171,626
Forward foreign exchange contracts(1)	$—	$10,236	$—	$10,236
Interest rate contracts(1)	—	4,146	—	4,146
Interest rate lock commitments(1)	—	—	5	5
Forward loan sales commitments	—	—	33	33
Liabilities held in trust for deferred compensation plans	18,372	—	—	18,372
Other contracts(1)	—	—	311	311
Total liabilities	$18,372	$14,382	$349	$33,103
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$960	$960
Loans	—	—	130,156	130,156
Other real estate owned:
Consumer	—	—	31,442	31,442
Commercial	—	—	4,849	4,849
Repossessed and returned assets	—	2,640	2,131	4,771
Total non-recurring fair value measurements	$—	$2,640	$169,538	$172,178

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the quarters ended March 31, 2016 and 2015.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended March 31, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	138	(176)	(234)	(85)
Sales	—	(79,231)	—	—	—
Originations	—	74,092	—	—	—
Principal paydowns / settlements	(6)	—	—	—	79
Asset (liability) balance, end of period	$28	$5,567	$540	$31	$(311)
At or For the Three Months Ended March 31, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	90	304	(90)	—
Sales	—	(61,775)	—	—	—
Originations	—	64,625	—	—	—
Principal paydowns / settlements	(5)	—	—	—	77
Asset (liability) balance, end of period	$50	$6,248	$589	$(113)	$(544)

Fair Value Option

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

(In thousands)	At March 31, 2016	At December 31, 2015
Fair value carrying amount	$5,567	$10,568
Aggregate unpaid principal amount	5,402	10,547
Fair value carrying amount less aggregate unpaid principal	$165	$21

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at March 31, 2016 or December 31, 2015. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.9 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2016 and December 31, 2015, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at March 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$71,586	$—	$71,586	$—	$71,586
Securities held to maturity	198,178	—	204,038	4,360	208,398
Loans and leases held for sale	211,151	—	—	221,526	221,526
Loans:
Consumer real estate	5,250,567	—	—	5,357,320	5,357,320
Commercial real estate	2,552,647	—	—	2,509,608	2,509,608
Commercial business	561,947	—	—	544,664	544,664
Equipment finance	1,896,309	—	—	1,891,563	1,891,563
Inventory finance	2,676,675	—	—	2,660,109	2,660,109
Auto finance	2,786,731	—	—	2,788,027	2,788,027
Other	18,940	—	—	17,069	17,069
Allowance for loan losses(1)	(160,074)	—	—	—	—
Interest-only strips(2)	48,727	—	—	54,177	54,177
Total financial instrument assets	$16,113,384	$—	$275,624	$16,048,423	$16,324,047
Financial instrument liabilities:
Deposits	$17,312,369	$13,045,366	$4,294,166	$—	$17,339,532
Long-term borrowings	1,003,168	—	1,001,049	5,446	1,006,495
Total financial instrument liabilities	$18,315,537	$13,045,366	$5,295,215	$5,446	$18,346,027
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$22,698	$—	$22,698	$—	$22,698
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$22,663	$—	$22,663	$—	$22,663

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$70,537	$—	$70,537	$—	$70,537
Securities held to maturity	201,920	—	202,443	4,510	206,953
Loans and leases held for sale	157,625	—	—	165,387	165,387
Loans:
Consumer real estate	5,464,272	—	—	5,543,273	5,543,273
Commercial real estate	2,593,429	—	—	2,556,018	2,556,018
Commercial business	552,403	—	—	531,274	531,274
Equipment finance	1,909,672	—	—	1,888,664	1,888,664
Inventory finance	2,146,754	—	—	2,132,435	2,132,435
Auto finance	2,647,596	—	—	2,650,429	2,650,429
Other	19,297	—	—	14,699	14,699
Allowance for loan losses(1)	(156,054)	—	—	—	—
Interest-only strips(2)	44,332	—	—	48,817	48,817
Total financial instrument assets	$15,651,783	$—	$272,980	$15,535,506	$15,808,486
Financial instrument liabilities:
Deposits	$16,719,989	$12,816,196	$3,927,434	$—	$16,743,630
Long-term borrowings	1,034,557	—	1,035,846	5,427	1,041,273
Total financial instrument liabilities	$17,754,546	$12,816,196	$4,963,280	$5,427	$17,784,903
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$23,937	$—	$23,937	$—	$23,937
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$23,902	$—	$23,902	$—	$23,902

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2016	2015
Basic Earnings Per Common Share:
Net income available to common stockholders	$43,199	$34,954
Earnings allocated to participating securities	11	11
Earnings allocated to common stock	$43,188	$34,943
Weighted-average common shares outstanding for basic earnings per common share	166,887,293	164,845,224
Basic earnings per common share	$0.26	$0.21

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$43,188	$34,943
Weighted-average common shares outstanding used in basic earnings per common share calculation	166,887,293	164,845,224
Net dilutive effect of:
Non-participating restricted stock	502,270	294,509
Stock options	45,645	225,901
Weighted-average common shares outstanding for diluted earnings per common share	167,435,208	165,365,634
Diluted earnings per common share	$0.26	$0.21

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

For the three months ended March 31, 2016 and 2015, there were 5.0 million and 4.4 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Business Segments

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new segments are Consumer Banking, Wholesale Banking and Enterprise Services. The Consumer Banking segment is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. The Wholesale Banking segment is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. Enterprise Services is comprised of corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; corporate functions that provide data processing, bank operations and other professional services to the operating segments; the Holding Company; and eliminations.

TCF evaluates performance and allocates resources based on each segment's net income or loss. The business segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2015 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Three Months Ended March 31, 2016:
Net interest income	$139,343	$85,669	$(13,354)	$211,658
Provision for credit losses	13,675	5,167	—	18,842
Non-interest income	81,061	30,613	928	112,602
Non-interest expense	160,520	62,105	5,709	228,334
Income tax expense (benefit)	16,831	16,406	(6,434)	26,803
Income (loss) after income tax expense (benefit)	29,378	32,604	(11,701)	50,281
Income attributable to non-controlling interest	—	2,235	—	2,235
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$29,378	$30,369	$(16,548)	$43,199
Total assets	$8,899,438	$10,031,265	$2,390,399	$21,321,102
Revenues from external customers:
Interest income	$112,950	$111,894	$7,498	$232,342
Non-interest income	81,061	30,613	928	112,602
Total	$194,011	$142,507	$8,426	$344,944
At or For the Three Months Ended March 31, 2015:
Net interest income	$131,594	$84,273	$(12,447)	$203,420
Provision for credit losses	9,131	3,660	—	12,791
Non-interest income	73,530	25,081	2,027	100,638
Non-interest expense	161,297	60,634	4,836	226,767
Income tax expense (benefit)	12,718	15,819	(5,709)	22,828
Income (loss) after income tax expense (benefit)	21,978	29,241	(9,547)	41,672
Income attributable to non-controlling interest	—	1,871	—	1,871
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$21,978	$27,370	$(14,394)	$34,954
Total assets	$8,729,538	$9,459,168	$1,793,578	$19,982,284
Revenues from external customers:
Interest income	$107,392	$106,687	$5,715	$219,794
Non-interest income	73,530	25,081	2,027	100,638
Total	$180,922	$131,768	$7,742	$320,432

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

On October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB's Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF's practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced and TCF has provided the CFPB with a written statement setting forth the reasons of law and policy why it believes that the CFPB should not take action. TCF is in discussions with the CFPB and is seeking to reach an appropriate resolution of the matter. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF's business practices or operations, which could have a material adverse effect on TCF.

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended March 31,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$19,135	$(7,268)	$11,867	$4,139	$(1,563)	$2,576
Reclassification of net (gains) losses to net income	274	(104)	170	304	(115)	189
Net unrealized gains (losses)	19,409	(7,372)	12,037	4,443	(1,678)	2,765
Net investment hedges:
Unrealized gains (losses) arising during the period	(3,257)	1,237	(2,020)	3,588	(1,355)	2,233
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	3,409	—	3,409	(3,886)	—	(3,886)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	5	(7)	(12)	4	(8)
Total other comprehensive income (loss)	$19,549	$(6,130)	$13,419	$4,133	$(3,029)	$1,104

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities and in interest income for those securities that were previously transferred to held to maturity. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At March 31, 2016 and 2015, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $14.5 million and $15.7 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended March 31, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	11,867	(2,020)	3,409	—	13,256
Amounts reclassified from accumulated other comprehensive income (loss)	170	—	—	(7)	163
Net other comprehensive income (loss)	12,037	(2,020)	3,409	(7)	13,419
Balance, end of period	$2,330	$5,229	$(9,655)	$169	$(1,927)
At or For the Three Months Ended March 31, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	2,576	2,233	(3,886)	—	923
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	—	(8)	181
Net other comprehensive income (loss)	2,765	2,233	(3,886)	(8)	1,104
Balance, end of period	$(6,126)	$4,769	$(8,646)	$197	$(9,806)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At March 31, 2016, TCF had 376 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona, South Dakota and Indiana (TCF's primary banking markets).

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, extensive full-service supermarket branches, automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or companies. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth in its inventory finance and auto finance lending businesses.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 65.3% of TCF's total revenue for the first quarter of 2016, compared with 66.9% for the same period in 2015. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" and "Part II, Item 1A. Risk Factors" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources and manage credit concentration risk, the Company continues to sell or securitize loans, primarily in auto finance and consumer real estate, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the first quarter of 2016 and 2015, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 26 cents for the first quarter of 2016, compared with 21 cents for the same period in 2015. TCF reported net income of $48.0 million for the first quarter of 2016, compared with $39.8 million for the same period in 2015.

Return on average assets was 0.96% for the first quarter of 2016, compared with 0.85% for the same period in 2015. Return on average common equity was 8.45% for the first quarter of 2016, compared with 7.47% for the same period in 2015.

Reportable Segment Results

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented. The new segments are Consumer Banking, Wholesale Banking and Enterprise Services. Prior to this change the Company's segments were Lending, Funding and Support Services.
Consumer Banking
The Consumer Banking segment is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits to use for funding high credit quality secured loans and leases. Deposits are generated from consumers and small businesses providing a source of low cost funds and fee income, with a focus on building and maintaining quality customer relationships. The Consumer Banking segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's provision for credit losses and non-interest expense.
Consumer Banking generated net income available to common stockholders of $29.4 million for the first quarter of 2016, compared with $22.0 million for the same period in 2015.
Consumer Banking net interest income totaled $139.3 million for the first quarter of 2016, an increase of 5.9% from $131.6 million for the same period in 2015. The increase was primarily driven by higher average loan balances in the auto finance portfolio, partially offset by the run-off of consumer real estate first mortgage lien balances, overall net margin compression and higher promotional rates paid on certificates of deposit.
Consumer Banking provision for credit losses totaled $13.7 million for the first quarter of 2016, an increase of 49.8% from $9.1 million for the same period in 2015. The increase was primarily due to increased reserve requirements related to changes in economic outlook, growth in the auto finance portfolio and increased net charge-offs in the auto finance portfolio due primarily to maturation of the portfolio.
Consumer Banking non-interest income totaled $81.1 million for the first quarter of 2016, an increase of 10.2% from $73.5 million for the same period in 2015. The increase was primarily due to increases in gains on sales of auto loans, net; gains on sales of consumer real estate loans, net; and servicing fee income due to the cumulative effect of the increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF, partially offset by a decrease in fees and service charges. Servicing fee income attributable to the Consumer Banking segment totaled $8.4 million for the first quarter of 2016, an increase of 23.1% from $6.8 million for the same period in 2015. Average consumer real estate and auto loans serviced for others was $4.1 billion and $3.2 billion for the first quarter of 2016 and 2015, respectively. Fees and service charges attributable to the Consumer Banking segment totaled $31.3 million for the first quarter of 2016, a decrease of 4.1% from $32.7 million for the same period in 2015. This decrease was primarily attributable to ongoing consumer behavior changes, as well as higher average checking account balances per customer.
Consumer Banking non-interest expense totaled $160.5 million for the first quarter of 2016, compared with $161.3 million for the same period in 2015.
Wholesale Banking
The Wholesale Banking segment is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $30.4 million for the first quarter of 2016, compared with $27.4 million for the same period in 2015.

Wholesale Banking net interest income totaled $85.7 million for the first quarter of 2016, an increase of 1.7% from $84.3 million for the same period in 2015. The increase was primarily driven by higher average loan and lease balances in the inventory finance and the leasing and equipment finance portfolios, partially offset by overall net margin compression.
Wholesale Banking provision for credit losses totaled $5.2 million for the first quarter of 2016, an increase of 41.2% from $3.7 million for the same period in 2015. The increase was primarily due to increased reserve requirements related to changes in economic outlook and growth in the leasing and equipment finance portfolio.
Wholesale Banking non-interest income totaled $30.6 million for the first quarter of 2016, an increase of 22.1% from $25.1 million for the same period in 2015. The increase was primarily related to an increase in leasing and equipment finance income due to higher sales-type and operating lease revenue.
Wholesale Banking non-interest expense totaled $62.1 million for the first quarter of 2016, an increase of 2.4% from $60.6 million for the same period in 2015. The increase was primarily due to an increase in operating lease depreciation.
Enterprise Services
Enterprise Services is comprised of corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks; corporate functions that provide data processing, bank operations and other professional services to the operating segments; the Holding Company; and eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals, such as funds transfer pricing mismatches.
Enterprise Services generated a net loss available to common stockholders of $16.5 million for the first quarter of 2016 compared with a net loss of $14.4 million for the same period in 2015.
Enterprise Services net interest expense totaled $13.4 million for the first quarter of 2016, an increase of 7.3% from $12.4 million for the same period in 2015. The increase was primarily driven by an increase in funds transfer pricing mismatches and an increase in borrowing expense, partially offset by an increase in interest income attributable to the securities available for sale portfolio due to higher average balances.
Enterprise Services non-interest income totaled $0.9 million for the first quarter of 2016, a decrease of 54.2% from $2.0 million for the same period in 2015. The decrease was primarily due to a gain of $1.7 million related to appreciation of an investment that was donated to the TCF Foundation in the first quarter of 2015.
Enterprise Services non-interest expense totaled $5.7 million for the first quarter of 2016, an increase of 18.1% from $4.8 million for the same period in 2015. The increase was primarily due to increased compensation expense that was not allocated to the other segments, partially offset by the donation of an investment with a carrying value of $2.8 million to the TCF Foundation during the first quarter of 2015.
Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 65.3% of TCF's total revenue for the first quarter of 2016, compared with 66.9% for the same period in 2015. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases.

The following tables summarize TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$349,079	$2,216	2.55%	$665,606	$3,497	2.13%
Securities held to maturity	199,303	1,319	2.65	211,646	1,405	2.66
Securities available for sale:(3)
Taxable	640,796	3,818	2.38	474,697	3,080	2.60
Tax-exempt(4)	319,427	2,584	3.24	—	—	—
Loans and leases held for sale	367,686	8,504	9.30	276,149	5,836	8.57
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,430,773	35,202	5.82	2,912,535	43,360	6.03
Variable-rate	3,028,001	40,056	5.32	2,778,805	35,216	5.14
Total consumer real estate	5,458,774	75,258	5.54	5,691,340	78,576	5.60
Commercial:
Fixed-rate	1,012,870	12,429	4.94	1,273,806	15,730	5.01
Variable- and adjustable-rate	2,145,231	21,337	4.00	1,880,202	18,249	3.94
Total commercial	3,158,101	33,766	4.30	3,154,008	33,979	4.37
Leasing and equipment finance	3,992,678	44,654	4.47	3,729,481	43,485	4.66
Inventory finance	2,433,534	34,370	5.68	2,108,871	29,692	5.71
Auto finance	2,703,880	27,837	4.14	2,021,144	20,851	4.18
Other	10,018	142	5.63	11,616	213	7.44
Total loans and leases	17,756,985	216,027	4.89	16,716,460	206,796	5.00
Total interest-earning assets	19,633,276	234,468	4.80	18,344,558	220,614	4.86
Other assets(6)	1,297,479			1,233,887
Total assets	$20,930,755			$19,578,445
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,751,710			$1,646,769
Small business	853,645			804,323
Commercial and custodial	560,983			489,248
Total non-interest bearing deposits	3,166,338			2,940,340
Interest-bearing deposits:
Checking	2,440,563	81	0.01	2,378,761	151	0.03
Savings	4,700,164	346	0.03	5,143,295	1,101	0.09
Money market	2,472,751	3,807	0.62	2,149,340	3,567	0.67
Certificates of deposit	4,104,951	10,757	1.05	3,041,790	6,253	0.83
Total interest-bearing deposits	13,718,429	14,991	0.44	12,713,186	11,072	0.35
Total deposits	16,884,767	14,991	0.36	15,653,526	11,072	0.29
Borrowings:
Short-term borrowings	5,562	7	0.53	7,999	18	0.89
Long-term borrowings	1,062,513	5,686	2.14	1,177,521	5,284	1.80
Total borrowings	1,068,075	5,693	2.13	1,185,520	5,302	1.79
Total interest-bearing liabilities	14,786,504	20,684	0.56	13,898,706	16,374	0.48
Total deposits and borrowings	17,952,842	20,684	0.46	16,839,046	16,374	0.39
Other liabilities	650,908			588,541
Total liabilities	18,603,750			17,427,587
Total TCF Financial Corp. stockholders' equity	2,307,781			2,133,781
Non-controlling interest in subsidiaries	19,224			17,077
Total equity	2,327,005			2,150,858
Total liabilities and equity	$20,930,755			$19,578,445
Net interest income and margin		$213,784	4.37		$204,240	4.50

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $133.6 million and $88.8 million for the first quarter of 2016 and 2015, respectively.

Net interest income, including the impact of tax-equivalent adjustments of $2.1 million, was $213.8 million for the first quarter of 2016, an increase of 4.7% from $204.2 million for the same period in 2015. The increase was primarily due to higher average loan and lease balances in the auto finance, inventory finance and leasing and equipment finance portfolios, partially offset by the run-off of consumer real estate first mortgage lien balances, overall net margin compression and higher promotional rates paid on certificates of deposit.

Net interest margin was 4.37% for the first quarter of 2016, compared with 4.50% for the same period in 2015. The decrease was primarily due to margin compression resulting from the impact of the competitive low interest rate environment and higher promotional rates paid on certificates of deposit.

Provision for Credit Losses  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions.

The following table summarizes the composition of TCF's provision for credit losses for the first quarter of 2016 and 2015.

	Three Months Ended March 31,				Change
(Dollars in thousands)	2016		2015		$	%
Consumer real estate	$5,025	26.7%	$2,819	22.0%	$2,206	78.3%
Commercial	1,171	6.2	233	1.8	938	N.M.
Leasing and equipment finance	1,727	9.2	366	2.9	1,361	N.M.
Inventory finance	2,263	12.0	3,032	23.7	(769)	(25.4)
Auto finance	9,065	48.1	6,340	49.6	2,725	43.0
Other	(409)	(2.2)	1	—	(410)	N.M.
Total	$18,842	100.0%	$12,791	100.0%	$6,051	47.3
N.M. Not Meaningful.

TCF provided $18.8 million for credit losses during the first quarter of 2016, compared with $12.8 million for the same period in 2015. The increase was primarily due to increased reserve requirements related to changes in economic outlook, growth in the auto finance and leasing and equipment finance portfolios and increased net charge-offs in the auto finance portfolio due primarily to maturation of the portfolio.

Net loan and lease charge-offs for the first quarter of 2016 were $11.9 million, or 0.27% (annualized) of average loans and leases, compared with $11.5 million, or 0.28% (annualized) for the same period in 2015. The decrease in the net charge-off rate was primarily due to improved credit quality in the consumer real estate portfolio, partially offset by increased net charge-offs in the auto finance portfolio.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 34.7% of total revenue for the first quarter of 2016, compared with 33.1% for the same period in 2015, and is an important factor in TCF's results of operations. Total fees and other revenue were $112.7 million for the first quarter of 2016, compared with $100.7 million for the same period in 2015.

Fees and Service Charges  Fees and service charges totaled $32.8 million for the first quarter of 2016, compared with $34.0 million for the same period in 2015. Fees and service charges represented 64.1% of banking fee revenue for the first quarter of 2016, compared with 65.3% for the same period in 2015. The decrease was primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Card Revenue  Card revenue, primarily interchange fees charged to retailers, totaled $13.4 million for the first quarter of 2016, compared with $12.9 million for the same period in 2015. Card revenue represented 26.1% of banking fee revenue for the first quarter of 2016, compared with 24.8% for the same period in 2015. The increase was primarily due to increased transaction volume. TCF is the 16th largest issuer of Visa® consumer debit cards and the 17th largest issuer of Visa small business debit cards in the United States, based on payment volume for the three months ended December 31, 2015, as provided by Visa.

Gains on Sales of Auto Loans, Net  In the first quarter of 2016, TCF recognized net gains of $12.2 million, excluding subsequent adjustments, on the recorded investment of $446.4 million in auto loans sold, including accrued interest. In the first quarter of 2015, TCF recognized net gains of $6.7 million, excluding subsequent adjustments, on the recorded investment of $203.5 million in auto loans sold, including accrued interest. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Gains on Sales of Consumer Real Estate Loans, Net  In the first quarter of 2016, TCF recognized net gains of $10.1 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $322.5 million in consumer real estate loans sold, including accrued interest. In the first quarter of 2015, TCF recognized net gains of $8.2 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $265.3 million in consumer real estate loans sold, including accrued interest. TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. The consumer real estate recognized net gains included $1.8 million and $1.4 million, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investments of $79.1 million and $61.8 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest, for the first quarter of 2016 and 2015, respectively. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Servicing Fee Income  Servicing fee income totaled $8.9 million for the first quarter of 2016, compared with $7.3 million for the same period in 2015. The increase was primarily due to the cumulative effect of the increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others were $4.4 billion for the first quarter of 2016, compared with $3.5 billion for the same period in 2015.

Leasing and Equipment Finance Leasing and equipment finance income totaled $28.5 million for the first quarter of 2016, compared with $22.2 million for the same period in 2015. The increase was primarily due to higher sales-type and operating lease revenue.

Non-interest Expense  Non-interest expense totaled $228.3 million for the first quarter of 2016, compared with $226.8 million for the same period in 2015, an increase of 0.7%.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $124.5 million for the first quarter of 2016, compared with $115.8 million for the same period in 2015. The increase was primarily due to increased staff levels to support the continued growth of auto finance and higher incentives based on production results.

Income Taxes  Income tax expense was 34.8% of income before income tax expense for the first quarter of 2016, compared with 35.4% for the first quarter of 2015. The lower effective income tax rate was primarily due to increased investments in tax-exempt securities.

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

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at March 31, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2016			At December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$2	$2	8.23%	$1	$1	9.00%
Due in 1-5 years	29	29	2.13	38	38	2.65
Due in 5-10 years	66,536	67,433	2.01	70,338	70,350	1.93
Due after 10 years	620,808	627,960	2.35	557,178	551,575	2.46
Obligations of states and political subdivisions:
Due in 5-10 years	214,484	221,704	3.13	198,300	202,161	3.19
Due after 10 years	215,755	218,762	3.40	63,889	64,760	3.40
Total securities available for sale	$1,117,614	$1,135,890	2.68	$889,744	$888,885	2.65

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$194,778	$204,998	2.64%	$198,520	$203,553	2.64%
Other securities:
Due in one year or less	100	100	2.00	100	100	2.00
Due in 1-5 years	1,900	1,900	2.63	1,900	1,900	2.63
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$198,178	$208,398	2.64	$201,920	$206,953	2.64

Loans and Leases  Total loans and leases were $17.9 billion at March 31, 2016, an increase of 2.4% from $17.4 billion at December 31, 2015, primarily due to seasonally higher balances in the inventory finance portfolio and continued growth in the auto finance portfolio, partially offset by a decrease in the total consumer real estate portfolio.

Consumer Real Estate TCF's consumer real estate portfolio represented 29.4% of TCF's total loan and lease portfolio at March 31, 2016, compared with 31.3% at December 31, 2015. TCF's first mortgage lien loans represented 14.1% and 15.0% of TCF's total loan and lease portfolio at March 31, 2016 and December 31, 2015, respectively. TCF's junior lien loans represented 15.3% and 16.3% of TCF's total loan and lease portfolio at March 31, 2016 and December 31, 2015, respectively. The consumer real estate portfolio consisted of $2.5 billion of first mortgage lien loans and $2.7 billion of junior lien loans at March 31, 2016, decreases of 3.9% from $2.6 billion and $2.8 billion, respectively, at December 31, 2015. The decrease in first mortgage lien loans was primarily due to run-off and the decrease in junior lien loans was primarily due to a decrease in loan originations. At both March 31, 2016 and December 31, 2015, 54.6% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate.

At March 31, 2016 and December 31, 2015, 73.0% and 74.0%, respectively, of TCF's consumer real estate loans were in TCF's primary banking markets. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate lending portfolio was 734 at both March 31, 2016 and December 31, 2015. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate lending portfolio was 730 at March 31, 2016 and 731 at December 31, 2015. At March 31, 2016, outstanding balances on home equity lines of credit were $2.6 billion, down from $2.7 billion at December 31, 2015. Outstanding balances on consumer real estate lines of credit were 66.2% of total lines of credit at March 31, 2016, compared to 68.0% at December 31, 2015. At March 31, 2016, 57.6% of the consumer real estate loan portfolio had been originated since January 1, 2009 with annualized net charge-offs of less than 0.01%.

Commercial Real Estate and Business Lending TCF's commercial portfolio represented 17.4% of TCF's total loan and lease portfolio at March 31, 2016, compared with 18.0% at December 31, 2015. The commercial real estate and business lending portfolio consisted of $2.6 billion of commercial real estate loans and $561.9 million of commercial business loans at March 31, 2016, a decrease of 1.6% and an increase of 1.7%, respectively, from $2.6 billion and $552.4 million, respectively, at December 31, 2015. At March 31, 2016, 84.2% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 84.1% at December 31, 2015. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both March 31, 2016 and December 31, 2015. Variable and adjustable-rate loans represented 68.3% of total commercial loans outstanding at March 31, 2016, compared with 67.2% at December 31, 2015. The increase in variable and adjustable-rate loans as a percentage of total commercial loans was primarily due to customers shifting from higher yielding fixed-rate loans to lower yielding variable-rate loans.

Leasing and Equipment Finance TCF's leasing and equipment finance portfolio represented 22.4% of TCF's total loan and lease portfolio at March 31, 2016, compared with 23.0% at December 31, 2015. The leasing and equipment finance portfolio consisted of $2.1 billion of leases and $1.9 billion of loans at both March 31, 2016 and December 31, 2015. The uninstalled backlog of approved transactions was $499.3 million at March 31, 2016, compared with $446.3 million at December 31, 2015.

Inventory Finance TCF's inventory finance loan portfolio represented 15.0% of TCF's total loan and lease portfolio at March 31, 2016, compared with 12.3% at December 31, 2015. The inventory finance portfolio totaled $2.7 billion at March 31, 2016, an increase of 24.7% from $2.1 billion at December 31, 2015. The increase was primarily due to seasonally higher balances. The inventory finance network included more than 10,700 active dealers at March 31, 2016, compared with more than 10,500 active dealers at December 31, 2015.

Auto Finance TCF's auto finance loan portfolio represented 15.6% of TCF's total loan and lease portfolio at March 31, 2016, compared with 15.2% at December 31, 2015. The auto finance portfolio totaled $2.8 billion at March 31, 2016, an increase of 5.3% from $2.6 billion at December 31, 2015. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states and more than 12,300 active dealers at March 31, 2016, compared with more than 11,800 active dealers at December 31, 2015. The auto finance portfolio consisted of 23.7% new auto loans and 76.3% used auto loans at March 31, 2016, compared with 24.4% and 75.6%, respectively, at December 31, 2015. The average original FICO score for the auto finance held for investment portfolio was 724 and 725 at March 31, 2016 and December 31, 2015, respectively.

Credit Quality  The following summarizes TCF's loan and lease portfolio based on the credit quality factors that TCF believes are the most important and should be considered to understand the overall condition of the portfolio.

Past Due Loans and Leases  The following table summarizes TCF's over 60-day delinquent loan and lease portfolio by type, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information.

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Portfolio	60 Days or More Delinquent and Accruing	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$8,109	0.38%	$10,248	0.46%
Junior lien	1,380	0.05	1,519	0.05
Total consumer real estate	9,489	0.20	11,767	0.23
Commercial	114	—	1	—
Leasing and equipment finance	4,612	0.12	2,292	0.06
Inventory finance	89	—	118	0.01
Auto finance	2,414	0.09	3,573	0.14
Other	24	0.16	20	0.13
Subtotal	16,742	0.10	17,771	0.11
Delinquencies in acquired portfolios	1,263	0.41	1,318	0.41
Total	$18,005	0.10	$19,089	0.11

Loan Modifications  The following table provides a summary of accruing TDR loans.

(Dollars in thousands)	At March 31, 2016	December 31, 2015
Consumer real estate	$103,551	$106,787
Commercial	23,711	24,731
Leasing and equipment finance	2,946	2,904
Inventory finance	—	51
Auto finance	956	799
Other	9	11
Total	$131,173	$135,283
Over 60-day delinquency as a percentage of total accruing TDR loans	1.62%	1.54%

Accruing TDR loans at March 31, 2016 decreased $4.1 million, or 3.0%, from December 31, 2015, primarily due to the improved credit quality and continued strong customer payment performance in the consumer real estate portfolio.

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

Under consumer real estate programs, TCF typically reduces a customer's contractual payments through reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 61.0% of the original contractual interest due on accruing consumer real estate TDR loans during the first quarter of 2016, yielding 4.1%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At March 31, 2016, 83.5% of total commercial TDR loans were accruing and TCF recognized more than 90.0% of the original contractual interest due on accruing commercial TDR loans during the first quarter of 2016. At March 31, 2016, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF previously utilized a multiple note structure as a workout alternative for certain commercial loans, which restructured a troubled loan into two notes. When utilizing this multiple note structure, the first note was always classified as a TDR loan. Under TCF policy, the first note was established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At March 31, 2016, two TDR loans restructured as multiple notes with a combined total contractual balance of $10.6 million and a remaining book balance of $10.0 million are included in the preceding table.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Consumer real estate:
First mortgage lien	$121,724	$124,156
Junior lien	45,422	44,113
Total consumer real estate	167,146	168,269
Commercial:
Commercial real estate	3,781	6,737
Commercial business	4,176	3,588
Total commercial	7,957	10,325
Leasing and equipment finance	11,947	11,262
Inventory finance	2,448	1,098
Auto finance	9,143	9,509
Other	8	3
Total non-accrual loans and leases	198,649	200,466
Other real estate owned	42,441	49,982
Total non-accrual loans and leases and other real estate owned	$241,090	$250,448

Non-accrual loans and leases as a percentage of total loans and leases	1.11%	1.15%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.35	1.43

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	80.58	77.85

Non-accrual loans and leases at March 31, 2016 decreased $1.8 million, or 0.9%, from December 31, 2015, primarily due to the pay-off of a large loan in the commercial portfolio.

The following table summarizes TCF's non-accrual TDR loans included in the table above.

(In thousands)	At March 31, 2016	At December 31, 2015
Consumer real estate	$80,017	$79,055
Commercial	4,697	7,016
Leasing and equipment finance	548	641
Inventory finance	156	172
Auto finance	7,930	8,440
Total	$93,348	$95,324

Consumer real estate loans are generally placed on non-accrual status once they become 90 days past due and are charged-off to the estimated fair value of underlying collateral, less estimated selling costs, no later than 150 days past due. Delinquent consumer real estate junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 or more days past due, or foreclosure, charge-off or collection action has been initiated. Commercial loans are generally placed on non-accrual status once they become 90 days past due unless they are well secured and in the process of collection. Regardless of whether contractual principal and interest payments are well secured, equipment finance loans that are 90 or more days past due are generally placed on non-accrual status. Auto loans will be charged-off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged-off to the fair value of the collateral, less estimated selling costs. Auto loans in bankruptcy status may be placed on non-accrual status or partially charged-off to the fair value of the collateral prior to 120 days past due based on specific criteria. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases, and inventory finance loans when reported as non-accrual. Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2016 are summarized in the following table.

	At or For the Three Months Ended March 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466
Additions	27,957	15	5,840	2,418	1,793	6	38,029
(Charge-offs) recoveries	(5,174)	(14)	(1,030)	(450)	(780)	12	(7,436)
Transfers to other assets	(10,480)	—	(1,236)	(166)	(460)	—	(12,342)
Return to accrual status	(7,192)	—	(233)	(273)	—	—	(7,698)
Payments received	(6,290)	(5,388)	(2,656)	(285)	(919)	(13)	(15,551)
Other, net	56	3,019	—	106	—	—	3,181
Balance, end of period	$167,146	$7,957	$11,947	$2,448	$9,143	$8	$198,649

Loan Credit Classifications TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Loan credit classifications are an additional characteristic that is closely monitored in the overall credit risk process. Loan credit classifications are derived from standard regulatory rating definitions, which include: accruing non-classified (pass and special mention) and accruing classified (substandard and doubtful). Accruing classified loans and leases have well-defined weaknesses, but may never become non-accrual or result in a loss.

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At March 31, 2016
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,001,174	$62,696	$19,551	$—	$5,083,421	$167,146	$5,250,567
Commercial	3,017,326	56,321	32,990	—	3,106,637	7,957	3,114,594
Leasing and equipment finance	3,962,011	18,969	13,007	—	3,993,987	11,947	4,005,934
Inventory finance	2,368,248	165,339	140,640	—	2,674,227	2,448	2,676,675
Auto finance	2,771,800	—	5,788	—	2,777,588	9,143	2,786,731
Other	18,908	—	24	—	18,932	8	18,940
Total loans and leases	$17,139,467	$303,325	$212,000	$—	$17,654,792	$198,649	$17,853,441
Percent of total loans and leases	96.0%	1.7%	1.2%	—%	98.9%	1.1%	100.0%

	At December 31, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,210,975	$62,722	$22,306	$—	$5,296,003	$168,269	$5,464,272
Commercial	3,035,320	65,382	34,805	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,969,191	19,806	11,989	—	4,000,986	11,262	4,012,248
Inventory finance	1,887,505	138,945	119,206	—	2,145,656	1,098	2,146,754
Auto finance	2,632,589	—	5,498	—	2,638,087	9,509	2,647,596
Other	19,274	—	20	—	19,294	3	19,297
Total loans and leases	$16,754,854	$286,855	$193,824	$—	$17,235,533	$200,466	$17,435,999
Percent of total loans and leases	96.1%	1.7%	1.1%	—%	98.9%	1.1%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $410.6 million at March 31, 2016, an increase of $16.4 million from December 31, 2015, primarily due to an increase in inventory finance classified loans.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF's evaluation of incurred losses is based upon historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $160.1 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2016. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, the following table includes detailed information regarding TCF's allowance for loan and lease losses.

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Credit Loss Reserves	Percentage of Portfolio	Credit Loss Reserves	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$37,851	1.50%	$36,888	1.41%
Junior lien	28,877	1.06	31,104	1.10
Consumer real estate	66,728	1.27	67,992	1.24
Commercial:
Commercial real estate	23,206	0.91	22,215	0.86
Commercial business	8,341	1.48	7,970	1.44
Total commercial	31,547	1.01	30,185	0.96
Leasing and equipment finance	19,454	0.49	19,018	0.47
Inventory finance	13,306	0.50	11,128	0.52
Auto finance	28,535	1.02	26,486	1.00
Other	504	2.66	1,245	6.45
Total allowance for loan and lease losses	160,074	0.90	156,054	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,037	N.A.	1,044	N.A.
Total credit loss reserves	$161,111	0.90	$157,098	0.90
N.A. Not Applicable.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At March 31, 2016	At December 31, 2015
Other real estate owned:(1)
Consumer real estate	$36,039	$42,912
Commercial real estate	6,402	7,070
Total other real estate owned	42,441	49,982
Repossessed and returned assets	8,522	7,969
Total other real estate owned and repossessed and returned assets	$50,963	$57,951

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 267 owned properties and 72 foreclosed properties subject to redemption at March 31, 2016, compared with 297 and 113, respectively, at December 31, 2015. The decrease in owned properties resulted from the sales of 163 properties, partially offset by the addition of 133 properties. The average length of time to sell consumer real estate properties during the first quarter of 2016 and 2015 was approximately 6.2 months and 5.8 months, respectively, from the date the properties were transferred to other real estate owned. Consumer real estate loans in process of foreclosure were valued at $43.4 million and $44.5 million at March 31, 2016 and December 31, 2015, respectively.

The changes in the amount of other real estate owned for the first quarter of 2016 are summarized in the following table.

	At or For the Three Months Ended March 31, 2016
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$42,912	$7,070	$49,982
Transferred in, net of charge-offs	10,575	—	10,575
Sales	(15,766)	(3,119)	(18,885)
Write-downs	(2,345)	(399)	(2,744)
Other, net	663	2,850	3,513
Balance, end of period	$36,039	$6,402	$42,441

Liquidity Management TCF manages its liquidity to ensure that the funding needs of depositors and borrowers are met both promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to maintain a diverse set of funding sources to promptly meet funding requirements.

TCF Bank had $548.5 million and $538.7 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2016 and December 31, 2015, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.4 billion and $1.3 billion at March 31, 2016 and December 31, 2015, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank and was unused at both March 31, 2016 and December 31, 2015.

Deposits  Deposits totaled $17.3 billion at March 31, 2016, an increase of $592.4 million, or 3.5%, from December 31, 2015, primarily due to special campaigns for certificates of deposit and money market accounts.

Checking, savings and certain money market deposits are an important source of low or no interest cost funds for TCF. The average balance of these types of deposits was $10.6 billion and $10.0 billion for the first quarter of 2016 and 2015, respectively. These deposits comprised 62.7% of total average deposits for the first quarter of 2016, compared with 63.8% of total average deposits for the first quarter of 2015.

Certificates of deposit totaled $4.3 billion at March 31, 2016, compared with $3.9 billion at December 31, 2015.

Non-interest bearing checking accounts represented 19.0% of total deposits at March 31, 2016, compared with 19.1% at December 31, 2015. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.36% at March 31, 2016, compared with 0.30% at December 31, 2015. The increase was primarily due to increased average rates resulting from promotions for certificates of deposit.

Borrowings  Borrowings totaled $1.0 billion at both March 31, 2016 and December 31, 2015. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $2.2 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2016, as well as access to the Federal Reserve Discount Window.

See Note 7, Short-term Borrowings and Note 8, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at March 31, 2016 and December 31, 2015. See Note 9, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At March 31, 2016, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. At March 31, 2016, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Equity  Total equity at March 31, 2016 was $2.4 billion, or 11.1% of total assets, compared with $2.3 billion, or 11.2% of total assets, at December 31, 2015. Dividends to common stockholders on a per share basis totaled 7.5 cents for the quarter ended March 31, 2016, an increase of 50% from a per share basis of 5 cents for the first quarter of 2015. TCF's common dividend payout ratio for the quarters ended March 31, 2016 and 2015 was 28.9% and 23.8%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2016, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Tangible common equity at March 31, 2016 was $1.9 billion, or 8.78% of total tangible assets, compared with $1.8 billion, or 8.79% of total tangible assets, at December 31, 2015. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Computation of tangible common equity to tangible assets:
Total equity	$2,368,841	$2,306,917
Less: Non-controlling interest in subsidiaries	25,928	16,001
Total TCF Financial Corporation stockholders' equity	2,342,913	2,290,916
Less:
Preferred stock	263,240	263,240
Goodwill	225,640	225,640
Other intangibles(1)	2,760	3,126
Tangible common equity	$1,851,273	$1,798,910
Total assets	$21,321,102	$20,689,609
Less:
Goodwill	225,640	225,640
Other intangibles(1)	2,760	3,126
Tangible assets	$21,092,702	$20,460,843
Tangible common equity to tangible assets	8.78%	8.79%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The most significant change made will be the recognition of all excess tax benefits and deficiencies as income tax expense or benefit in the statement of income. Certain of the amendments in the ASU will be required to be applied on a prospective basis and others will be required to be applied on a retrospective basis. The ASU is effective beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over the investee. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The adoption of this ASU will be required on a prospective or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. The adoption of this ASU will be required on a retrospective or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the classification and measurement of investments in equity securities, simplifies the impairment analysis of equity investments without readily determinable fair values, requires separate presentation of certain fair value changes for financial liabilities measured at fair value, and eliminates certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU will be required on a prospective basis with a cumulative-effect adjustment required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. With limited exceptions, early adoption is prohibited. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. The adoption of this ASU will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, use by municipalities of eminent domain on property securing troubled residential mortgage loans, or imposition of underwriting or other limitations that impact the ability to offer certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; changes to bankruptcy laws which would result in the loss of all or part of TCF's security interest due to collateral value declines; deficiencies in TCF's compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change, including the failure to develop and maintain technology necessary to satisfy customer demands; ability to attract and retain employees given competitive conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk, foreign currency risk and operational risk, the Company considers interest rate risk to be one of its more significant market risks. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or the London InterBank Offered Rate).

TCF's management Asset & Liability Committee ("ALCO") is responsible for reviewing the Company's interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. ALCO manages TCF's interest rate risk based on interest rate expectations and other factors. The principal objective of TCF in managing its assets and liabilities is to provide maximum levels of net interest income and facilitate the funding needs of the Company, while maintaining acceptable levels of interest rate risk and liquidity risk.

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

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2016		December 31, 2015
Immediate Change in Interest Rates:
+200 basis points	$100.7	11.8%	$93.9	11.1%
+100 basis points	53.7	6.3	50.4	5.9

As of March 31, 2016, 57.3% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 62.7% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits should enable TCF to increase net interest income when interest rates rise.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau ("CFPB"), and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On October 29, 2015, TCF received a Notice and Opportunity to Respond and Advise letter ("NORA Letter") from the CFPB notifying TCF that the CFPB's Office of Enforcement is considering recommending that the CFPB take legal action against TCF related to compliance with laws relating to unfair, deceptive and abusive acts and practices and Regulation E, §1005.17, in connection with TCF's practices in administering checking account overdraft program "opt-in" requirements. The purpose of a NORA Letter is to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced and TCF has provided the CFPB with a written statement setting forth the reasons of law and policy why it believes that the CFPB should not take action. TCF is in discussions with the CFPB and is seeking to reach an appropriate resolution of the matter. We are currently unable to predict the ultimate timing or outcome of this matter. There can be no assurance that the CFPB will not utilize its enforcement authority through settlement, administrative proceedings or litigation and seek remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF's business practices or operations, which could have a material adverse effect on TCF.

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1 to January 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	25,102	$14.22	N.A.	N.A.
February 1 to February 29, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
March 1 to March 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	25,102	$14.22	N.A.	N.A.
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
Brian W. Maass,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 6, 2016

TCF FINANCIAL CORPORATION
INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description
3.1	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed January 27, 2016 (No.161364161)]
10.1
Form of 2016 Management Incentive Plan - Executive, as executed by certain executives [incorporated by reference to Exhibit 10.(a)-6 to TCF Financial Corporation's Annual Report on Form 10-K filed February 29, 2016 (No. 161465956)]

10.2
TCF Employees Stock Purchase Plan - Supplemental Plan, as amended and restated effective January 1, 2016 [incorporated by reference to Exhibit 10(e)-1 to TCF Financial Corporation's Annual Report on Form 10-K filed February 29, 2016 (No. 161465956)]

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein