Form 10-Q
period 2016-06-30
TCF FINANCIAL CORP
filed 2016-08-04
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2016
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
Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 28, 2016
Common Stock, $.01 par value	171,044,445 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At June 30, 2016	At December 31, 2015
	(Unaudited)
Assets:
Cash and due from banks	$667,994	$889,337
Investments	61,644	70,537
Securities held to maturity	192,662	201,920
Securities available for sale	1,338,638	888,885
Loans and leases held for sale	358,806	157,625
Loans and leases:
Consumer real estate:
First mortgage lien	2,409,320	2,624,956
Junior lien	2,677,522	2,839,316
Total consumer real estate	5,086,842	5,464,272
Commercial	3,096,046	3,145,832
Leasing and equipment finance	4,120,359	4,012,248
Inventory finance	2,334,893	2,146,754
Auto finance	2,812,807	2,647,596
Other	20,890	19,297
Total loans and leases	17,471,837	17,435,999
Allowance for loan and lease losses	(158,572)	(156,054)
Net loans and leases	17,313,265	17,279,945
Premises and equipment, net	428,490	445,934
Goodwill	225,640	225,640
Other assets	482,371	529,786
Total assets	$21,069,510	$20,689,609
Liabilities and Equity:
Deposits:
Checking	$5,644,518	$5,690,559
Savings	4,676,715	4,717,457
Money market	2,534,034	2,408,180
Certificates of deposit	4,337,094	3,903,793
Total deposits	17,192,361	16,719,989
Short-term borrowings	4,695	5,381
Long-term borrowings	743,733	1,034,557
Total borrowings	748,428	1,039,938
Accrued expenses and other liabilities	708,963	622,765
Total liabilities	18,649,752	18,382,692
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
171,048,518 and 169,887,030 shares issued, respectively	1,710	1,699
Additional paid-in capital	862,226	851,836
Retained earnings, subject to certain restrictions	1,311,325	1,240,347
Accumulated other comprehensive income (loss)	11,763	(15,346)
Treasury stock at cost, 42,566 shares, and other	(52,166)	(50,860)
Total TCF Financial Corporation stockholders' equity	2,398,098	2,290,916
Non-controlling interest in subsidiaries	21,660	16,001
Total equity	2,419,758	2,306,917
Total liabilities and equity	$21,069,510	$20,689,609

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2016	2015	2016	2015
Interest income:
Loans and leases	$214,128	$207,164	$428,933	$413,140
Securities available for sale	6,396	3,543	11,894	6,623
Securities held to maturity	1,116	1,384	2,435	2,789
Investments and other	12,364	10,990	23,084	20,323
Total interest income	234,004	223,081	466,346	442,875
Interest expense:
Deposits	15,893	11,080	30,884	22,152
Borrowings	5,127	5,972	10,820	11,274
Total interest expense	21,020	17,052	41,704	33,426
Net interest income	212,984	206,029	424,642	409,449
Provision for credit losses	13,250	12,528	32,092	25,319
Net interest income after provision for credit losses	199,734	193,501	392,550	384,130
Non-interest income:
Fees and service charges	34,622	36,295	67,439	70,267
Card revenue	14,083	13,902	27,446	26,803
ATM revenue	5,288	5,540	10,309	10,662
Subtotal	53,993	55,737	105,194	107,732
Gains on sales of auto loans, net	10,143	10,756	22,063	17,021
Gains on sales of consumer real estate loans, net	10,839	11,954	20,223	20,717
Servicing fee income	9,502	7,216	18,385	14,558
Subtotal	30,484	29,926	60,671	52,296
Leasing and equipment finance	31,074	26,385	59,561	48,609
Other	2,405	1,460	5,248	5,587
Fees and other revenue	117,956	113,508	230,674	214,224
Gains (losses) on securities, net	—	(59)	(116)	(137)
Total non-interest income	117,956	113,449	230,558	214,087
Non-interest expense:
Compensation and employee benefits	118,093	116,159	242,566	231,974
Occupancy and equipment	36,884	36,152	73,892	72,979
FDIC insurance	3,751	4,864	7,864	10,257
Advertising and marketing	5,678	5,150	11,565	11,673
Other	49,987	45,887	93,335	94,020
Subtotal	214,393	208,212	429,222	420,903
Operating lease depreciation	9,842	8,582	19,415	16,316
Foreclosed real estate and repossessed assets, net	3,135	6,377	7,055	12,573
Other credit costs, net	(54)	(62)	(42)	84
Total non-interest expense	227,316	223,109	455,650	449,876
Income before income tax expense	90,374	83,841	167,458	148,341
Income tax expense	29,706	28,902	56,509	51,730
Income after income tax expense	60,668	54,939	110,949	96,611
Income attributable to non-controlling interest	2,974	2,684	5,209	4,555
Net income attributable to TCF Financial Corporation	57,694	52,255	105,740	92,056
Preferred stock dividends	4,847	4,847	9,694	9,694
Net income available to common stockholders	$52,847	$47,408	$96,046	$82,362
Net income per common share:
Basic	$0.32	$0.29	$0.57	$0.50
Diluted	$0.31	$0.29	$0.57	$0.50

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income attributable to TCF Financial Corporation	$57,694	$52,255	$105,740	$92,056
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period	21,128	(11,140)	40,263	(7,001)
Reclassification of net (gains) losses to net income	749	286	1,023	590
Net investment hedges:
Unrealized gains (losses) arising during the period	(338)	(674)	(3,595)	2,914
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	339	617	3,748	(3,269)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(11)	(11)	(23)	(23)
Income tax (expense) benefit	(8,177)	4,358	(14,307)	1,329
Total other comprehensive income (loss)	13,690	(6,564)	27,109	(5,460)
Comprehensive income	$71,384	$45,691	$132,849	$86,596

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income	—	—	—	—	—	92,056	—	—	92,056	4,555	96,611
Other comprehensive income (loss)	—	—	—	—	—	—	(5,460)	—	(5,460)	—	(5,460)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	1,241	1,241
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(16,523)	—	—	(16,523)	—	(16,523)
Grants of restricted stock	—	722,304	—	7	(7)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	915,632	—	9	14,430	—	—	—	14,439	—	14,439
Cancellation of shares of restricted stock	—	(132,937)	—	(1)	(532)	—	—	—	(533)	—	(533)
Cancellation of common shares for tax withholding	—	(64,306)	—	(1)	(1,022)	—	—	—	(1,023)	—	(1,023)
Net amortization of stock compensation	—	—	—	—	4,743	—	—	—	4,743	—	4,743
Exercise of stock options	—	200,000	—	2	2,568	—	—	—	2,570	—	2,570
Stock compensation tax (expense) benefit	—	—	—	—	287	—	—	—	287	—	287
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,158	—	—	(1,158)	—	—	—
Balance, June 30, 2015	4,006,900	169,144,261	$263,240	$1,691	$838,755	$1,165,753	$(16,370)	$(50,558)	$2,202,511	$19,511	$2,222,022

Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	105,740	—	—	105,740	5,209	110,949
Other comprehensive income (loss)	—	—	—	—	—	—	27,109	—	27,109	—	27,109
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	450	450
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(25,068)	—	—	(25,068)	—	(25,068)
Grants of restricted stock	—	838,776	—	8	(8)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Cancellation of shares of restricted stock	—	(69,150)	—	(1)	(375)	—	—	—	(376)	—	(376)
Cancellation of common shares for tax withholding	—	(119,558)	—	(1)	(1,505)	—	—	—	(1,506)	—	(1,506)
Net amortization of stock compensation	—	—	—	—	5,526	—	—	—	5,526	—	5,526
Stock compensation tax (expense) benefit	—	—	—	—	(387)	—	—	—	(387)	—	(387)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,306	—	—	(1,306)	—	—	—
Balance, June 30, 2016	4,006,900	171,048,518	$263,240	$1,710	$862,226	$1,311,325	$11,763	$(52,166)	$2,398,098	$21,660	$2,419,758
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$105,740	$92,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	32,092	25,319
Depreciation and amortization	91,851	74,816
Proceeds from sales of loans and leases held for sale	579,590	412,752
Gains on sales of assets, net	(49,438)	(42,573)
Net income attributable to non-controlling interest	5,209	4,555
Originations of loans held for sale, net of repayments	(598,127)	(451,836)
Net change in other assets and accrued expenses and other liabilities	125,435	52,928
Other, net	(16,317)	(12,087)
Net cash provided by (used in) operating activities	276,035	155,930
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(875,878)	(1,064,822)
Purchases of equipment for lease financing	(556,489)	(451,625)
Proceeds from sales of loans	1,108,589	915,865
Proceeds from sales of lease receivables	9,903	15,893
Proceeds from sales of lease equipment	7,396	3,312
Purchases of securities	(414,157)	(204,007)
Proceeds from maturities of and principal collected on securities	57,712	43,500
Purchases of Federal Home Loan Bank stock	(62,040)	(75,000)
Redemption of Federal Home Loan Bank stock	70,966	82,004
Proceeds from sales of real estate owned	40,514	35,998
Purchases of premises and equipment	(13,888)	(20,646)
Other, net	11,913	12,222
Net cash provided by (used in) investing activities	(615,459)	(707,306)
Cash flows from financing activities:
Net change in deposits	448,111	371,216
Net change in short-term borrowings	(909)	2,969
Proceeds from long-term borrowings	2,204,207	2,653,143
Payments on long-term borrowings	(2,504,467)	(2,671,061)
Net investment by (distribution to) non-controlling interest	450	1,241
Dividends paid on preferred stock	(9,694)	(9,694)
Dividends paid on common stock	(25,068)	(16,523)
Stock compensation tax (expense) benefit	(387)	287
Common shares sold to TCF employee benefit plans	5,838	14,439
Exercise of stock options	—	2,570
Net cash provided by (used in) financing activities	118,081	348,587
Net change in cash and due from banks	(221,343)	(202,789)
Cash and due from banks at beginning of period	889,337	1,115,250
Cash and due from banks at end of period	$667,994	$912,461
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$40,224	$28,440
Income taxes, net	(21,732)	(2,181)
Transfer of loans to other assets	49,096	51,638
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

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services. The reportable segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2015 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. See Note 15, Business Segments for a description of the new segments.

Note 2.  Cash and Due from Banks

At June 30, 2016 and December 31, 2015, TCF Bank was required by Federal Reserve regulations to maintain reserves of $101.9 million and $101.6 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $58.0 million and $58.3 million at June 30, 2016 and December 31, 2015, respectively.

TCF had cash held in interest-bearing accounts of $412.2 million and $609.5 million at June 30, 2016 and December 31, 2015, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following.

	At June 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$749,858	$15,246	$3	$765,101	$627,521	$655	$6,246	$621,930
Other	25	—	—	25	34	—	—	34
Obligations of states and political subdivisions	549,351	24,161	—	573,512	262,189	4,732	—	266,921
Total securities available for sale	$1,299,234	$39,407	$3	$1,338,638	$889,744	$5,387	$6,246	$888,885
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$188,342	$12,387	$115	$200,614	$197,410	$5,247	$214	$202,443
Other	920	—	—	920	1,110	—	—	1,110
Other securities	3,400	—	—	3,400	3,400	—	—	3,400
Total securities held to maturity	$192,662	$12,387	$115	$204,934	$201,920	$5,247	$214	$206,953

There were no sales of securities available for sale for the second quarter and first six months of 2016 and 2015. At June 30, 2016 and December 31, 2015, mortgage-backed securities with a carrying value of $9.7 million and $17.1 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale for the second quarter and first six months of 2016 and 2015. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

Other securities held to maturity consist of bonds which qualify for investment credit under the Community Reinvestment Act. TCF recorded no and $0.1 million of impairment charges for both the second quarter and first six months of 2016 and 2015, respectively, on held to maturity other mortgage-backed securities. The held to maturity other mortgage-backed securities had a carrying value of $0.9 million and $1.3 million at June 30, 2016 and 2015, respectively.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time the securities were in a continuous loss position.

	At June 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$6,323	$3	$—	$—	$6,323	$3
Total securities available for sale	$6,323	$3	$—	$—	$6,323	$3

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,404	$21	$1,628	$94	$3,032	$115
Total securities held to maturity	$1,404	$21	$1,628	$94	$3,032	$115

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,127	$6,246	$—	$—	$552,127	$6,246
Total securities available for sale	$552,127	$6,246	$—	$—	$552,127	$6,246

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$12,333	$100	$1,732	$114	$14,065	$214
Total securities held to maturity	$12,333	$100	$1,732	$114	$14,065	$214

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity at June 30, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At June 30, 2016		At December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$2	$2	$1	$1
Due in 1-5 years	25	25	38	38
Due in 5-10 years	301,413	315,465	268,638	272,511
Due after 10 years	997,794	1,023,146	621,067	616,335
Total securities available for sale	$1,299,234	$1,338,638	$889,744	$888,885

Securities held to maturity:
Due in one year or less	$100	$100	$100	$100
Due in 1-5 years	1,900	1,900	1,900	1,900
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	189,262	201,534	198,520	203,553
Total securities held to maturity	$192,662	$204,934	$201,920	$206,953

Note 4.  Loans and Leases

Loans and leases consisted of the following.

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	Percent Change
Consumer real estate:
First mortgage lien	$2,409,320	$2,624,956	(8.2)%
Junior lien	2,677,522	2,839,316	(5.7)
Total consumer real estate	5,086,842	5,464,272	(6.9)
Commercial:
Commercial real estate:
Permanent	2,163,521	2,267,218	(4.6)
Construction and development	317,341	326,211	(2.7)
Total commercial real estate	2,480,862	2,593,429	(4.3)
Commercial business	615,184	552,403	11.4
Total commercial	3,096,046	3,145,832	(1.6)
Leasing and equipment finance	4,120,359	4,012,248	2.7
Inventory finance	2,334,893	2,146,754	8.8
Auto finance	2,812,807	2,647,596	6.2
Other	20,890	19,297	8.3
Total loans and leases(1)	$17,471,837	$17,435,999	0.2

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $67.0 million and $73.7 million at June 30, 2016 and December 31, 2015, respectively.

The consumer real estate junior lien portfolio was comprised of $2.4 billion of home equity lines of credit ("HELOCs") and $311.4 million of amortizing consumer real estate junior lien mortgage loans at June 30, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively. At both June 30, 2016 and December 31, 2015, $1.8 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2016 and December 31, 2015, $595.2 million and $664.5 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of June 30, 2016, 18.2% of these loans mature prior to 2021.

The following tables summarize the carrying value of consumer real estate loans and consumer auto loans sold with servicing retained, the cash received, interest-only strips received and the recognized net gains for the three and six months ended June 30, 2016 and 2015. No servicing assets or liabilities related to consumer real estate or consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2016		2015		2016		2015
	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans
Sales proceeds, net(1)	$351,624	$547,575	$376,615	$450,600	$678,585	$1,001,322	$647,392	$660,787
Recorded investment in loans sold, including accrued interest	(345,926)	(537,724)	(366,402)	(439,365)	(668,427)	(984,089)	(631,675)	(642,871)
Interest-only strips, initial value	5,252	854	1,578	—	10,913	5,695	4,237	—
Net gains(2)	$10,950	$10,705	$11,791	$11,235	$21,071	$22,928	$19,954	$17,916

(1)	Includes transaction fees and other sales related costs.

(2)	Excludes subsequent adjustments and valuation adjustments while held for sale.

TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains for the second quarter and first six months of 2016 were $1.8 million and $3.6 million, respectively, on the recorded investments of $82.5 million and $161.6 million, respectively, in first mortgage lien loans sold related to the correspondent lending program, including accrued interest. Included in the consumer real estate recognized net gains for the second quarter and first six months of 2015 were $1.6 million and $3.0 million, respectively, on the recorded investments of $74.5 million and $136.3 million, respectively, in first mortgage lien loans sold related to the correspondent lending program, including accrued interest.

Included in the consumer auto loans sold in the table above are amounts related to the completion of securitizations. During the second quarter of 2016 and 2015, TCF transferred the recorded investment of $414.3 million and $439.4 million, respectively, in consumer auto loans, including accrued interest, with servicing retained, to trusts in securitization transactions, received net sales proceeds of $418.9 million and $450.6 million, respectively, and recognized net gains of $4.5 million and $11.2 million, respectively, which qualified for sale accounting. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature, however TCF does not have a variable interest in the trusts. Therefore, TCF is not the primary beneficiary of the trusts and they are not consolidated. There were no securitizations during the first quarter of 2016 and 2015.

Total interest-only strips and the contractual liabilities related to loan sales are shown below.

(In thousands)	At June 30, 2016	At December 31, 2015
Interest-only strips attributable to:
Consumer real estate loan sales	$25,005	$19,182
Consumer auto loan sales	23,406	25,150
Contractual liabilities attributable to:
Consumer real estate loan sales	$665	$702
Consumer auto loan sales	170	185

TCF recorded $0.6 million of impairment charges on consumer real estate loan interest-only strips for both the second quarter and first six months of 2016, compared with none for the same periods in 2015. TCF recorded $0.0 million of impairment charges on the consumer auto loan interest-only strips for both the second quarter and first six months of 2016, compared with $0.0 million and $0.5 million for the same periods in 2015.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the six months ended June 30, 2016 and 2015, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2016:
Balance, beginning of period	$66,728	$31,547	$19,454	$13,306	$28,535	$504	$160,074
Charge-offs	(4,431)	(636)	(1,640)	(746)	(5,597)	(1,673)	(14,723)
Recoveries	1,966	31	482	182	861	1,070	4,592
Net (charge-offs) recoveries	(2,465)	(605)	(1,158)	(564)	(4,736)	(603)	(10,131)
Provision for credit losses	2,536	219	1,828	(673)	8,575	765	13,250
Other	(2,034)	—	—	15	(2,602)	—	(4,621)
Balance, end of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572

At or For the Three Months Ended June 30, 2015:
Balance, beginning of period	$80,292	$32,121	$17,921	$12,409	$20,426	$630	$163,799
Charge-offs	(11,558)	(2,581)	(1,988)	(821)	(4,388)	(1,648)	(22,984)
Recoveries	1,869	967	518	198	728	1,226	5,506
Net (charge-offs) recoveries	(9,689)	(1,614)	(1,470)	(623)	(3,660)	(422)	(17,478)
Provision for credit losses	5,061	(302)	1,218	(951)	7,096	406	12,528
Other	(977)	—	—	44	(1,801)	—	(2,734)
Balance, end of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(10,492)	(664)	(3,612)	(1,387)	(11,927)	(3,308)	(31,390)
Recoveries	3,256	250	1,163	567	1,744	2,373	9,353
Net (charge-offs) recoveries	(7,236)	(414)	(2,449)	(820)	(10,183)	(935)	(22,037)
Provision for credit losses	7,561	1,390	3,555	1,590	17,640	356	32,092
Other	(3,552)	—	—	186	(4,171)	—	(7,537)
Balance, end of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572

At or For the Six Months Ended June 30, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(20,764)	(3,457)	(3,864)	(1,349)	(8,349)	(3,325)	(41,108)
Recoveries	3,794	2,364	1,503	307	1,338	2,787	12,093
Net (charge-offs) recoveries	(16,970)	(1,093)	(2,361)	(1,042)	(7,011)	(538)	(29,015)
Provision for credit losses	7,880	(69)	1,584	2,081	13,436	407	25,319
Other	(1,584)	—	—	(180)	(2,594)	—	(4,358)
Balance, end of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$37,400	$31,024	$17,493	$12,025	$27,989	$664	$126,595
Individually evaluated for impairment	27,365	137	2,631	59	1,783	2	31,977
Total	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572
Loans and leases outstanding:
Collectively evaluated for impairment	$4,874,881	$3,044,714	$4,103,416	$2,334,248	$2,803,147	$20,882	$17,181,288
Individually evaluated for impairment	211,961	51,332	16,919	645	9,659	8	290,524
Loans acquired with deteriorated credit quality	—	—	24	—	1	—	25
Total	$5,086,842	$3,096,046	$4,120,359	$2,334,893	$2,812,807	$20,890	$17,471,837

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$38,819	$30,170	$16,994	$10,929	$23,471	$1,243	$121,626
Individually evaluated for impairment	29,173	15	2,024	199	3,015	2	34,428
Total	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Loans and leases outstanding:
Collectively evaluated for impairment	$5,248,829	$3,092,398	$3,997,544	$2,145,605	$2,637,269	$19,286	$17,140,931
Individually evaluated for impairment	215,443	53,434	14,669	1,149	10,308	11	295,014
Loans acquired with deteriorated credit quality	—	—	35	—	19	—	54
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At June 30, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,283,211	$6,769	$1,399	$2,291,379	$117,941	$2,409,320
Junior lien	2,630,956	918	—	2,631,874	45,648	2,677,522
Total consumer real estate	4,914,167	7,687	1,399	4,923,253	163,589	5,086,842
Commercial:
Commercial real estate	2,471,951	3,237	—	2,475,188	5,674	2,480,862
Commercial business	610,791	—	245	611,036	4,148	615,184
Total commercial	3,082,742	3,237	245	3,086,224	9,822	3,096,046
Leasing and equipment finance	4,101,866	4,972	207	4,107,045	13,156	4,120,201
Inventory finance	2,334,162	59	27	2,334,248	645	2,334,893
Auto finance	2,800,840	2,661	978	2,804,479	8,327	2,812,806
Other	20,819	34	34	20,887	3	20,890
Subtotal	17,254,596	18,650	2,890	17,276,136	195,542	17,471,678
Portfolios acquired with deteriorated credit quality	159	—	—	159	—	159
Total	$17,254,755	$18,650	$2,890	$17,276,295	$195,542	$17,471,837

	At December 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,489,235	$8,649	$2,916	$2,500,800	$124,156	$2,624,956
Junior lien	2,793,684	1,481	38	2,795,203	44,113	2,839,316
Total consumer real estate	5,282,919	10,130	2,954	5,296,003	168,269	5,464,272
Commercial:
Commercial real estate	2,586,692	—	—	2,586,692	6,737	2,593,429
Commercial business	548,814	1	—	548,815	3,588	552,403
Total commercial	3,135,506	1	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,998,469	1,728	564	4,000,761	11,262	4,012,023
Inventory finance	2,145,538	87	31	2,145,656	1,098	2,146,754
Auto finance	2,634,496	2,343	1,230	2,638,069	9,509	2,647,578
Other	19,274	13	7	19,294	3	19,297
Subtotal	17,216,202	14,302	4,786	17,235,290	200,466	17,435,756
Portfolios acquired with deteriorated credit quality	242	1	—	243	—	243
Total	$17,216,444	$14,303	$4,786	$17,235,533	$200,466	$17,435,999

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Contractual interest due on non-accrual loans and leases	$5,210	$5,341	$10,477	$10,564
Interest income recognized on non-accrual loans and leases	1,083	986	2,049	2,298
Unrecognized interest income	$4,127	$4,355	$8,428	$8,266

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged or completed.

(In thousands)	At June 30, 2016	At December 31, 2015
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$18,434	$26,020
Non-accrual	24,210	20,264
Total consumer real estate loans to customers in bankruptcy	$42,644	$46,284

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring ("TDR") loan. All loans classified as TDR loans are considered to be impaired. TDR loans consist primarily of consumer real estate and commercial loans.

Total TDR loans at June 30, 2016 and December 31, 2015 were $220.6 million and $230.6 million, respectively, of which $130.5 million and $135.3 million, respectively, were accruing. TCF held consumer real estate TDR loans of $180.2 million and $185.8 million at June 30, 2016 and December 31, 2015, respectively, of which $102.5 million and $106.8 million, respectively, were accruing. TCF also held $28.0 million and $31.7 million of commercial TDR loans at June 30, 2016 and December 31, 2015, respectively, of which $23.3 million and $24.7 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at June 30, 2016 or December 31, 2015.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.4 million at both June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies. During the six months ended June 30, 2016 and 2015, $0.1 million and $9.0 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and were performing.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the three months ended June 30, 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. For the three months ended June 30, 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.6 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.0 million and $0.4 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. For the six months ended June 30, 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.1 million and $0.4 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.0%, which compares to the original contractual average rate of 6.6%. The unrecognized interest income for the remaining classes of finance receivables was not material for the six months ended June 30, 2016 and 2015.

The table below summarizes TDR loans that defaulted during the three and six months ended June 30, 2016 and 2015, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Loan balance:(1)
Consumer real estate:
First mortgage lien	$2,755	$1,054	$4,482	$1,297
Junior lien	237	197	497	486
Total consumer real estate	2,992	1,251	4,979	1,783
Auto finance	370	202	835	383
Defaulted TDR loans modified during the applicable period	$3,362	$1,453	$5,814	$2,166

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $20.8 million, or 20.3% of the outstanding balance, at June 30, 2016, and $22.4 million, or 21.0% of the outstanding balance, at December 31, 2015. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 9% to 33% in 2016 and 10% to 33% in 2015, depending on modification type and actual experience. At June 30, 2016, 1.0% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.0% at December 31, 2015.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at June 30, 2016, $51.5 million, or 66.3%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 74.0% were current. Of the non-accrual TDR balance at December 31, 2015, $51.5 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or 0.1% of the outstanding balance, at both June 30, 2016 and December 31, 2015. No accruing commercial TDR loans were 60 days or more delinquent at June 30, 2016 and December 31, 2015.

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

The following table summarizes impaired loans.

	At June 30, 2016			At December 31, 2015
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$141,976	$121,029	$20,074	$145,749	$123,728	$20,880
Junior lien	67,964	56,021	6,265	70,122	58,366	6,837
Total consumer real estate	209,940	177,050	26,339	215,871	182,094	27,717
Commercial:
Commercial real estate	13,091	13,091	134	298	298	12
Commercial business	15	15	3	16	16	3
Total commercial	13,106	13,106	137	314	314	15
Leasing and equipment finance	11,020	11,020	1,673	7,259	7,259	822
Inventory finance	361	367	59	867	873	199
Auto finance	6,361	6,037	1,722	8,275	8,062	2,942
Other	8	8	2	21	11	2
Total impaired loans with an allowance recorded	240,796	207,588	29,932	232,607	198,613	31,697
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	6,987	2,715	—	7,100	3,228	—
Junior lien	25,590	479	—	26,031	520	—
Total consumer real estate	32,577	3,194	—	33,131	3,748	—
Commercial:
Commercial real estate	21,625	15,899	—	37,598	31,157	—
Commercial business	4,490	4,149	—	3,738	3,585	—
Total commercial	26,115	20,048	—	41,336	34,742	—
Inventory finance	277	278	—	274	276	—
Auto finance	3,484	2,146	—	2,003	1,177	—
Other	35	—	—	2	—	—
Total impaired loans without an allowance recorded	62,488	25,666	—	76,746	39,943	—
Total impaired loans	$303,284	$233,254	$29,932	$309,353	$238,556	$31,697

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2016 and 2015 are included within the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$121,766	$983	$115,432	$1,340	$122,379	$1,818	$114,729	$2,458
Junior lien	56,863	688	58,827	788	57,193	1,318	58,315	1,540
Total consumer real estate	178,629	1,671	174,259	2,128	179,572	3,136	173,044	3,998
Commercial:
Commercial real estate	12,041	97	28,140	212	6,695	130	37,452	603
Commercial business	15	—	18	—	15	—	19	—
Total commercial	12,056	97	28,158	212	6,710	130	37,471	603
Leasing and equipment finance	9,674	5	7,066	2	9,139	18	7,218	8
Inventory finance	1,326	15	5,516	42	620	31	2,099	49
Auto finance	6,448	21	3,980	—	7,049	39	3,680	—
Other	9	—	19	1	10	—	53	1
Total impaired loans with an allowance recorded	208,142	1,809	218,998	2,385	203,100	3,354	223,565	4,659
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	2,789	56	19,115	322	2,972	108	20,358	781
Junior lien	489	167	3,266	541	499	315	3,709	995
Total consumer real estate	3,278	223	22,381	863	3,471	423	24,067	1,776
Commercial:
Commercial real estate	16,192	185	42,003	372	23,527	436	45,622	1,167
Commercial business	4,162	—	404	5	3,867	—	417	5
Total commercial	20,354	185	42,407	377	27,394	436	46,039	1,172
Inventory finance	221	23	662	43	278	34	655	55
Auto finance	2,086	—	1,077	—	1,661	—	973	—
Total impaired loans without an allowance recorded	25,939	431	66,527	1,283	32,804	893	71,734	3,003
Total impaired loans	$234,081	$2,240	$285,525	$3,668	$235,904	$4,247	$295,299	$7,662

Note 6.  Deposits

Deposits consisted of the following.

	At June 30, 2016			At December 31, 2015
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,228,467	18.8%	—%	$3,187,581	19.1%
Interest bearing	0.01	2,416,051	14.0	0.02	2,502,978	14.9
Total checking	0.01	5,644,518	32.8	0.01	5,690,559	34.0
Savings	0.03	4,676,715	27.2	0.06	4,717,457	28.2
Money market	0.63	2,534,034	14.8	0.63	2,408,180	14.5
Certificates of deposit	1.06	4,337,094	25.2	0.91	3,903,793	23.3
Total deposits	0.36	$17,192,361	100.0%	0.30	$16,719,989	100.0%

Certificates of deposit had the following remaining maturities at June 30, 2016.

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
Three months or less	$409,809	$417,211	$827,020
Over three through six months	344,140	338,993	683,133
Over six through 12 months	673,168	684,499	1,357,667
Over 12 months	731,711	737,563	1,469,274
Total	$2,158,828	$2,178,266	$4,337,094

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 were $571.4 million and $484.2 million at June 30, 2016 and December 31, 2015, respectively.

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of one year or less) consisted of the following.

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$3,148	0.10%	$5,381	0.03%
Line of Credit - TCF Commercial Finance Canada, Inc.	1,547	1.75	—	—
Total	$4,695	0.64	$5,381	0.03
Average daily balances for the period ended:
Federal funds purchased	$170	0.75%	$225	0.45%
Securities sold under repurchase agreements	5,603	0.32	16,431	0.06
Line of Credit - TCF Commercial Finance Canada, Inc.	1,558	1.76	2,166	1.96
Total	$7,331	0.64	$18,822	0.28
Maximum month-end balances for the period ended:
Securities sold under repurchase agreements	$3,391	N.A.	$62,995	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,907	N.A.	5,519	N.A.
N.A. Not Applicable.

At June 30, 2016, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $8.2 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following.

		At June 30, 2016				At December 31, 2015
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2016	$249,000	0.62%	-	1.17%	$447,000	0.54%	-	1.17%
	2017	—			—	125,000	0.49	-	0.51
	2018	100,000	0.55	-	0.57	—			—
Subtotal		349,000				572,000
Subordinated bank notes	2016	—			—	74,992			5.50
	2022	108,553			6.25	108,454			6.25
	2025	147,955			4.60	147,861			4.60
Hedge-related basis adjustment(1)		8,992				(209)
Subtotal		265,500				331,098
Discounted lease rentals	2016	26,740	2.39	-	6.88	48,120	2.39	-	7.95
	2017	48,906	2.45	-	7.88	41,969	2.45	-	7.88
	2018	32,157	2.55	-	7.95	24,496	2.55	-	7.95
	2019	14,662	2.53	-	6.00	9,329	2.53	-	6.00
	2020	3,840	2.64	-	5.15	2,035	2.95	-	5.15
	2021	182	3.07	-	4.57	83			4.57
Subtotal		126,487				126,032
Other long-term borrowings	2016	—			—	2,685			1.36
	2017	2,746			1.36	2,742			1.36
Subtotal		2,746				5,427
Total long-term borrowings		$743,733				$1,034,557

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At June 30, 2016, TCF Bank had pledged loans secured by residential and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $3.8 billion as collateral for FHLB advances. At June 30, 2016, $100.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $404.0 million at June 30, 2016, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank.

	TCF		TCF Bank
	At June 30,	At December 31,	At June 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2016	2015	2016	2015
Regulatory Capital:
Common equity Tier 1 capital	$1,895,936	$1,814,442	$2,069,642	$1,992,584
Tier 1 capital	2,177,700	2,092,195	2,091,302	2,008,585
Total capital	2,563,277	2,487,060	2,510,823	2,425,682

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.16%	10.00%	11.09%	10.99%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.67	11.54	11.20	11.07	8.00	6.00
Total risk-based capital ratio	13.73	13.71	13.45	13.37	10.00	8.00
Tier 1 leverage ratio	10.38	10.46	9.97	10.04	5.00	4.00

(1)	Excludes capital conservation buffer of 0.625% as of June 30, 2016.

Note 10.  Stock Compensation

The following table reflects TCF's restricted stock and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the six months ended June 30, 2016.

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2015	3,273,086	$6.16	-	$16.28	$13.09	1,379,000	$12.85	-	$15.75	2.17	$14.07
Granted	792,759	9.48	-	13.05	12.07	—	—	-	—	—	—
Forfeited/canceled	(69,150)	6.16	-	15.96	13.83	(118,000)	15.75	-	15.75	—	15.75
Vested	(371,958)	9.65	-	15.96	13.11	—	—	-	—	—	—
Outstanding at June 30, 2016	3,624,737	7.73	-	16.28	12.85	1,261,000	12.85	-	15.75	1.90	13.91
Exercisable at June 30, 2016	N.A.				N.A.	1,261,000	12.85	-	15.75		13.91
N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $30.3 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.2 years at June 30, 2016.

At June 30, 2016, there were 50,000 and 1,050,000 shares of performance-based restricted stock outstanding under the Omnibus Incentive Plan and Incentive Stock Program, respectively, that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

The number of restricted stock units granted under the Omnibus Incentive Plan was 228,867 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. The weighted-average remaining amortization period of the restricted stock units was 2.2 years at June 30, 2016.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 have not changed from December 31, 2015 and no stock options were subsequently issued under the Incentive Stock Program. As of June 30, 2016, no stock options were issued under the Omnibus Incentive Plan.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three and six months ended June 30, 2016 and 2015.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$320	$304	$640	$608
Return on plan assets	(147)	(160)	(293)	(320)
Net periodic benefit plan (income) cost	$173	$144	$347	$288

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$38	$38	$76	$76
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$27	$27	$53	$53

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2016 or 2015. During the three and six months ended June 30, 2016 and 2015, TCF contributed $0.1 million and $0.2 million, respectively, to the Postretirement Plan.

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

The following tables summarize TCF's outstanding derivative instruments as of June 30, 2016 and December 31, 2015. See Note 13, Fair Value Disclosures, for additional information.

	At June 30, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$10,397	$(6,924)	$3,473
Forward foreign exchange contracts	57,254	945	—	945
Derivatives not designated as hedges:
Forward foreign exchange contracts	259,190	2,554	(1,476)	1,078
Interest rate contracts	111,444	4,443	—	4,443
Interest rate lock commitments	53,399	957	—	957
Total derivative assets		$19,296	$(8,400)	$10,896
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	132,225	1,043	(500)	543
Interest rate contracts	111,444	4,644	(4,644)	—
Other contracts	13,804	466	(466)	—
Interest rate lock commitments	633	4	—	4
Total derivative liabilities		$6,157	$(5,610)	$547

	At December 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented(1)
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$47,409	$858	$—	$858
Derivatives not designated as hedges:
Forward foreign exchange contracts	260,678	5,057	(2,081)	2,976
Interest rate contracts	111,347	2,093	—	2,093
Interest rate lock commitments	50,667	729	—	729
Total derivative assets		$8,737	$(2,081)	$6,656
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$142	$(142)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	187,902	1,192	(1,081)	111
Interest rate contracts	111,347	2,175	(2,175)	—
Other contracts	13,804	305	(305)	—
Interest rate lock commitments	3,218	13	—	13
Total derivative liabilities		$3,827	$(3,703)	$124

(1)	All amounts were offset in the Consolidated Statements of Financial Condition.

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income.

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Income Statement Location	2016	2015	2016	2015
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Non-interest income	$3,286	$(5,540)	$10,539	$(4,266)
Non-derivative hedged items	Non-interest income	(2,830)	4,690	(9,201)	3,563
Not designated as hedges:
Forward foreign exchange contracts	Non-interest expense	(2,866)	(8,168)	(29,438)	29,292
Interest rate lock commitments	Non-interest income	413	(135)	237	170
Interest rate contracts	Non-interest income	(28)	41	(119)	20
Other contracts	Non-interest expense	(234)	—	(319)	—
Net gain (loss) recognized		$(2,259)	$(9,112)	$(28,301)	$28,779
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(338)	$(674)	$(3,595)	$2,914
Net unrealized gain (loss)		$(338)	$(674)	$(3,595)	$2,914

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

At June 30, 2016, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $135.4 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.7 million in additional collateral. There were $0.5 million forward foreign exchange contracts containing credit risk-related features in a net liability position at June 30, 2016.

At June 30, 2016, TCF had posted $1.4 million of cash collateral related to its other contracts, and had received $2.6 million and $0.2 million of cash collateral related to its forward foreign exchange contracts and interest rate contracts, respectively.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, interest-only strips, other real estate owned, repossessed and returned assets and the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Securities Held to Maturity Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other mortgage-backed securities and other securities, categorized as Level 3, is estimated based on discounted cash flows using consideration of credit exposure and other internal pricing methods. There is no observable secondary market for these securities.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at June 30, 2016 and December 31, 2015, was $36.8 million and $50.0 million, respectively. Repossessed and returned assets at June 30, 2016 and December 31, 2015, was $7.0 million and $8.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $2.1 million and $5.0 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and six months ended June 30, 2016, respectively, compared with $4.0 million and $7.5 million for the same periods in 2015.

Securitization Receivable TCF executed a consumer auto loan securitization during the second quarter of 2016 with a related receivable representing a cash reserve account posted at the inception of the securitization. The fair value of the securitization receivable, categorized as Level 3, is estimated based on discounted cash flows using interest rates for borrowings of similar remaining maturities plus a spread based on management's judgment.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$765,101	$—	$765,101
Other	—	—	25	25
Obligations of states and political subdivisions	—	573,512	—	573,512
Loans and leases held for sale	—	—	7,565	7,565
Forward foreign exchange contracts(1)	—	3,499	—	3,499
Interest rate contracts(1)	—	14,840	—	14,840
Interest rate lock commitments(1)	—	—	957	957
Forward loan sales commitments	—	—	4	4
Assets held in trust for deferred compensation plans	20,628	—	—	20,628
Total assets	$20,628	$1,356,952	$8,551	$1,386,131
Forward foreign exchange contracts(1)	$—	$1,043	$—	$1,043
Interest rate contracts(1)	—	4,644	—	4,644
Interest rate lock commitments(1)	—	—	4	4
Forward loan sales commitments	—	—	321	321
Liabilities held in trust for deferred compensation plans	20,628	—	—	20,628
Other contracts(1)	—	—	466	466
Total liabilities	$20,628	$5,687	$791	$27,106
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$920	$920
Loans	—	—	126,610	126,610
Interest-only strips	—	—	2,529	2,529
Other real estate owned:
Consumer	—	—	24,500	24,500
Commercial	—	—	4,549	4,549
Repossessed and returned assets	—	1,646	1,712	3,358
Total non-recurring fair value measurements	$—	$1,646	$160,820	$162,466

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the six months ended June 30, 2016 and 2015.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended June 30, 2016:
Asset (liability) balance, beginning of period	$28	$5,567	$540	$31	$(311)
Total net gains (losses) included in:
Net income	—	60	413	(348)	(233)
Sales	—	(82,509)	—	—	—
Originations	—	84,447	—	—	—
Principal paydowns / settlements	(3)	—	—	—	78
Asset (liability) balance, end of period	$25	$7,565	$953	$(317)	$(466)
At or For the Three Months Ended June 30, 2015:
Asset (liability) balance, beginning of period	$50	$6,248	$589	$(113)	$(544)
Total net gains (losses) included in:
Net income	—	(58)	(134)	108	—
Sales	—	(74,489)	—	—	—
Originations	—	73,261	—	—	—
Principal paydowns / settlements	(5)	—	—	—	79
Asset (liability) balance, end of period	$45	$4,962	$455	$(5)	$(465)

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Six Months Ended June 30, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	198	237	(582)	(318)
Sales	—	(161,740)	—	—	—
Originations	—	158,539	—	—	—
Principal paydowns / settlements	(9)	—	—	—	157
Asset (liability) balance, end of period	$25	$7,565	$953	$(317)	$(466)
At or For the Six Months Ended June 30, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	32	170	18	—
Sales	—	(136,264)	—	—	—
Originations	—	137,886	—	—	—
Principal paydowns / settlements	(10)	—	—	—	156
Asset (liability) balance, end of period	$45	$4,962	$455	$(5)	$(465)

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

(In thousands)	At June 30, 2016	At December 31, 2015
Fair value carrying amount	$7,565	$10,568
Aggregate unpaid principal amount	7,311	10,547
Fair value carrying amount less aggregate unpaid principal	$254	$21

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at June 30, 2016 or December 31, 2015. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.9 million and $3.8 million for the second quarter and first six months of 2016, respectively, compared with $1.6 million and $3.0 million for the same periods in 2015, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2016 and December 31, 2015, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at June 30, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$61,644	$—	$61,644	$—	$61,644
Securities held to maturity	192,662	—	200,614	4,320	204,934
Loans and leases held for sale	358,806	—	—	370,984	370,984
Loans:
Consumer real estate	5,086,842	—	—	5,206,244	5,206,244
Commercial real estate	2,480,862	—	—	2,449,241	2,449,241
Commercial business	615,184	—	—	595,818	595,818
Equipment finance	1,919,722	—	—	1,917,400	1,917,400
Inventory finance	2,334,893	—	—	2,319,559	2,319,559
Auto finance	2,812,807	—	—	2,816,504	2,816,504
Other	20,890	—	—	19,394	19,394
Allowance for loan losses(1)	(158,572)	—	—	—	—
Interest-only strips(2)	48,411	—	—	50,847	50,847
Securitization receivable(2)	18,650	—	—	18,650	18,650
Total financial instrument assets	$15,792,801	$—	$262,258	$15,768,961	$16,031,219
Financial instrument liabilities:
Deposits	$17,192,361	$12,855,267	$4,363,615	$—	$17,218,882
Long-term borrowings	743,733	—	743,107	2,746	745,853
Total financial instrument liabilities	$17,936,094	$12,855,267	$5,106,722	$2,746	$17,964,735
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$22,429	$—	$22,429	$—	$22,429
Standby letters of credit	(52)	—	(52)	—	(52)
Total financial instruments with off-balance sheet risk	$22,377	$—	$22,377	$—	$22,377

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$70,537	$—	$70,537	$—	$70,537
Securities held to maturity	201,920	—	202,443	4,510	206,953
Loans and leases held for sale	157,625	—	—	165,387	165,387
Loans:
Consumer real estate	5,464,272	—	—	5,543,273	5,543,273
Commercial real estate	2,593,429	—	—	2,556,018	2,556,018
Commercial business	552,403	—	—	531,274	531,274
Equipment finance	1,909,672	—	—	1,888,664	1,888,664
Inventory finance	2,146,754	—	—	2,132,435	2,132,435
Auto finance	2,647,596	—	—	2,650,429	2,650,429
Other	19,297	—	—	14,699	14,699
Allowance for loan losses(1)	(156,054)	—	—	—	—
Interest-only strips(2)	44,332	—	—	48,817	48,817
Total financial instrument assets	$15,651,783	$—	$272,980	$15,535,506	$15,808,486
Financial instrument liabilities:
Deposits	$16,719,989	$12,816,196	$3,927,434	$—	$16,743,630
Long-term borrowings	1,034,557	—	1,035,846	5,427	1,041,273
Total financial instrument liabilities	$17,754,546	$12,816,196	$4,963,280	$5,427	$17,784,903
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$23,937	$—	$23,937	$—	$23,937
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$23,902	$—	$23,902	$—	$23,902

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2016	2015	2016	2015
Basic Earnings Per Common Share:
Net income available to common stockholders	$52,847	$47,408	$96,046	$82,362
Earnings allocated to participating securities	14	11	25	22
Earnings allocated to common stock	$52,833	$47,397	$96,021	$82,340
Weighted-average common shares outstanding for basic earnings per common share	167,334,476	165,588,846	167,110,884	165,219,090
Basic earnings per common share	$0.32	$0.29	$0.57	$0.50

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$52,833	$47,397	$96,021	$82,340
Weighted-average common shares outstanding used in basic earnings per common share calculation	167,334,476	165,588,846	167,110,884	165,219,090
Net dilutive effect of:
Non-participating restricted stock	427,782	302,079	459,716	297,035
Stock options	86,929	226,952	67,780	227,594
Weighted-average common shares outstanding for diluted earnings per common share	167,849,187	166,117,877	167,638,380	165,743,719
Diluted earnings per common share	$0.31	$0.29	$0.57	$0.50

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

For the three and six months ended June 30, 2016, there were 5.1 million and 5.2 million, respectively of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2015, there were 4.6 million of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Business Segments

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. Enterprise Services is comprised of corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; corporate functions that provide data processing, bank operations and other professional services to the operating segments; the Holding Company; and eliminations.

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2015 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals.

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Three Months Ended June 30, 2016:
Net interest income	$140,656	$86,527	$(14,199)	$212,984
Provision for credit losses	11,883	1,367	—	13,250
Non-interest income	83,696	33,788	472	117,956
Non-interest expense	165,444	60,730	1,142	227,316
Income tax expense (benefit)	16,626	19,105	(6,025)	29,706
Income (loss) after income tax expense (benefit)	30,399	39,113	(8,844)	60,668
Income attributable to non-controlling interest	—	2,974	—	2,974
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$30,399	$36,139	$(13,691)	$52,847
Total assets	$8,919,354	$9,787,325	$2,362,831	$21,069,510
Revenues from external customers:
Interest income	$112,119	$113,733	$8,152	$234,004
Non-interest income	83,696	33,788	472	117,956
Total	$195,815	$147,521	$8,624	$351,960
At or For the Three Months Ended June 30, 2015:
Net interest income	$134,373	$86,257	$(14,601)	$206,029
Provision for credit losses	12,769	(241)	—	12,528
Non-interest income	84,734	29,526	(811)	113,449
Non-interest expense	160,979	60,161	1,969	223,109
Income tax expense (benefit)	16,821	19,602	(7,521)	28,902
Income (loss) after income tax expense (benefit)	28,538	36,261	(9,860)	54,939
Income attributable to non-controlling interest	—	2,684	—	2,684
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$28,538	$33,577	$(14,707)	$47,408
Total assets	$8,752,606	$9,224,329	$1,847,184	$19,824,119
Revenues from external customers:
Interest income	$108,014	$109,031	$6,036	$223,081
Non-interest income	84,734	29,526	(811)	113,449
Total	$192,748	$138,557	$5,225	$336,530

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Six Months Ended June 30, 2016:
Net interest income	$279,999	$172,196	$(27,553)	$424,642
Provision for credit losses	25,558	6,534	—	32,092
Non-interest income	164,757	64,401	1,400	230,558
Non-interest expense	325,964	122,835	6,851	455,650
Income tax expense (benefit)	33,457	35,511	(12,459)	56,509
Income (loss) after income tax expense (benefit)	59,777	71,717	(20,545)	110,949
Income attributable to non-controlling interest	—	5,209	—	5,209
Preferred stock dividends	—	—	9,694	9,694
Net income (loss) available to common stockholders	$59,777	$66,508	$(30,239)	$96,046
Total assets	$8,919,354	$9,787,325	$2,362,831	$21,069,510
Revenues from external customers:
Interest income	$225,069	$225,627	$15,650	$466,346
Non-interest income	164,757	64,401	1,400	230,558
Total	$389,826	$290,028	$17,050	$696,904
At or For the Six Months Ended June 30, 2015:
Net interest income	$265,967	$170,530	$(27,048)	$409,449
Provision for credit losses	21,900	3,419	—	25,319
Non-interest income	158,264	54,607	1,216	214,087
Non-interest expense	322,276	120,795	6,805	449,876
Income tax expense (benefit)	29,539	35,421	(13,230)	51,730
Income (loss) after income tax expense (benefit)	50,516	65,502	(19,407)	96,611
Income attributable to non-controlling interest	—	4,555	—	4,555
Preferred stock dividends	—	—	9,694	9,694
Net income (loss) available to common stockholders	$50,516	$60,947	$(29,101)	$82,362
Total assets	$8,752,606	$9,224,329	$1,847,184	$19,824,119
Revenues from external customers:
Interest income	$215,406	$215,718	$11,751	$442,875
Non-interest income	158,264	54,607	1,216	214,087
Total	$373,670	$270,325	$12,967	$656,962

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

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended June 30,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$21,128	$(8,024)	$13,104	$(11,140)	$4,207	$(6,933)
Reclassification of net (gains) losses to net income	749	(285)	464	286	(108)	178
Net unrealized gains (losses)	21,877	(8,309)	13,568	(10,854)	4,099	(6,755)
Net investment hedges:
Unrealized gains (losses) arising during the period	(338)	128	(210)	(674)	254	(420)
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	339	—	339	617	—	617
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(11)	4	(7)	(11)	5	(6)
Total other comprehensive income (loss)	$21,867	$(8,177)	$13,690	$(10,922)	$4,358	$(6,564)

	Six Months Ended June 30,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$40,263	$(15,292)	$24,971	$(7,001)	$2,644	$(4,357)
Reclassification of net (gains) losses to net income	1,023	(389)	634	590	(223)	367
Net unrealized gains (losses)	41,286	(15,681)	25,605	(6,411)	2,421	(3,990)
Net investment hedges:
Unrealized gains (losses) arising during the period	(3,595)	1,365	(2,230)	2,914	(1,101)	1,813
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	3,748	—	3,748	(3,269)	—	(3,269)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(23)	9	(14)	(23)	9	(14)
Total other comprehensive income (loss)	$41,416	$(14,307)	$27,109	$(6,789)	$1,329	$(5,460)

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities and in interest income for those securities that were previously transferred to held to maturity. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At June 30, 2016 and 2015, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $13.8 million and $15.4 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended June 30, 2016:
Balance, beginning of period	$2,330	$5,229	$(9,655)	$169	$(1,927)
Other comprehensive income (loss)	13,104	(210)	339	—	13,233
Amounts reclassified from accumulated other comprehensive income (loss)	464	—	—	(7)	457
Net other comprehensive income (loss)	13,568	(210)	339	(7)	13,690
Balance, end of period	$15,898	$5,019	$(9,316)	$162	$11,763
At or For the Three Months Ended June 30, 2015:
Balance, beginning of period	$(6,126)	$4,769	$(8,646)	$197	$(9,806)
Other comprehensive income (loss)	(6,933)	(420)	617	—	(6,736)
Amounts reclassified from accumulated other comprehensive income (loss)	178	—	—	(6)	172
Net other comprehensive income (loss)	(6,755)	(420)	617	(6)	(6,564)
Balance, end of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)

(In thousands)	Securities Available for Sale	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Six Months Ended June 30, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	24,971	(2,230)	3,748	—	26,489
Amounts reclassified from accumulated other comprehensive income (loss)	634	—	—	(14)	620
Net other comprehensive income (loss)	25,605	(2,230)	3,748	(14)	27,109
Balance, end of period	$15,898	$5,019	$(9,316)	$162	$11,763
At or For the Six Months Ended June 30, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	(4,357)	1,813	(3,269)	—	(5,813)
Amounts reclassified from accumulated other comprehensive income (loss)	367	—	—	(14)	353
Net other comprehensive income (loss)	(3,990)	1,813	(3,269)	(14)	(5,460)
Balance, end of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At June 30, 2016, TCF had 342 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). At December 31, 2015, TCF's primary banking markets also included Indiana.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, full-service supermarket branches, access to automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or businesses. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth in its inventory finance, auto finance and leasing and equipment finance lending businesses.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 64.4% and 64.8% of TCF's total revenue for the second quarter and first six months of 2016, respectively, compared with 64.5% and 65.7% for the same periods in 2015. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" and "Part II, Item 1A. Risk Factors" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating non-interest income. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. In addition, as an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF continues to sell or securitize loans, primarily in auto finance and consumer real estate, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the second quarter and first six months of 2016 and 2015, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 31 cents and 57 cents for the second quarter and first six months of 2016, respectively, compared with 29 cents and 50 cents for the same periods in 2015. TCF reported net income of $57.7 million and $105.7 million for the second quarter and first six months of 2016, respectively, compared with $52.3 million and $92.1 million for the same periods in 2015.

Return on average assets was 1.14% and 1.05% for the second quarter and first six months of 2016, respectively, compared with 1.11% and 0.98% for the same periods in 2015. Return on average common equity was 10.09% and 9.28% for the second quarter and first six months of 2016, respectively, compared with 9.93% and 8.71% for the same periods in 2015.

Reportable Segment Results

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services.
Consumer Banking
Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits to use for funding high credit quality secured loans and leases. Deposits are generated from consumers and small businesses to provide a source of low cost funds and fee income, with a focus on building and maintaining quality customer relationships. The Consumer Banking segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's provision for credit losses and non-interest expense.
Consumer Banking generated net income available to common stockholders of $30.4 million and $59.8 million for the second quarter and first six months of 2016, respectively, compared with $28.5 million and $50.5 million for the same periods in 2015.
Consumer Banking net interest income totaled $140.7 million and $280.0 million for the second quarter and first six months of 2016, respectively, compared with $134.4 million and $266.0 million for the same periods in 2015. The increases from both periods were primarily driven by higher average balances of auto finance loans and loans held for sale, partially offset by the run-off of consumer real estate first mortgage lien loan balances, overall net margin compression and higher promotional rates paid on certificates of deposit.
Consumer Banking provision for credit losses totaled $11.9 million and $25.6 million for the second quarter and first six months of 2016, respectively, compared with $12.8 million and $21.9 million for the same periods in 2015. The decrease from the second quarter of 2015 was primarily due to decreased net charge-offs and improved credit quality in the consumer real estate portfolio, partially offset by increased reserve requirements related to growth in the auto finance portfolio and changes in economic outlook. The increase from the first six months of 2015 was primarily due to increased reserve requirements related to changes in economic outlook, growth in the auto finance portfolio and increased net charge-offs in the auto finance portfolio due primarily to maturation of the portfolio.
Consumer Banking non-interest income totaled $83.7 million and $164.8 million for the second quarter and first six months of 2016, respectively, compared with $84.7 million and $158.3 million for the same periods in 2015. The decrease from the second quarter of 2015 was primarily due to decreases in fees and service charges and net gains on sales of consumer real estate and auto loans, partially offset by increases in servicing fee income due to the cumulative effect of the increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. The increase from the first six months of 2015 was primarily due to increases in net gains on sales of auto loans and servicing fee income due to the cumulative effect of the increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF, partially offset by a decrease in fees and service charges. Servicing fee income attributable to the Consumer Banking segment totaled $9.0 million and $17.4 million for the second quarter and first six months of 2016, respectively, compared with $6.7 million and $13.5 million for the same periods in 2015. Average consumer real estate and auto loans serviced for others was $4.4 billion and $4.3 billion for the second quarter and first six months of 2016, respectively, compared with $3.4 billion for both the second quarter and first six months of 2015. Fees and service charges attributable to the Consumer Banking segment totaled $32.7 million and $64.0 million for the second quarter and first six months of 2016, respectively, compared with $34.7 million and $67.4 million for the same periods in 2015. The decreases were primarily attributable to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Consumer Banking non-interest expense totaled $165.4 million and $326.0 million for the second quarter and first six months of 2016, respectively, compared with $161.0 million and $322.3 million for the same periods in 2015. The increases from both periods were primarily due to branch realignment expense of $2.9 million and $3.4 million for the second quarter and first six months of 2016, respectively, related to the pending closure of two traditional branches and the closure of 33 in-store branches. There was no branch realignment expense during 2015. The increases were partially offset by lower foreclosed real estate and repossessed assets, net expense, due to lower operating costs associated with maintaining fewer properties, partially offset by higher repossessed asset expense.
Wholesale Banking
Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $36.1 million and $66.5 million for the second quarter and first six months of 2016, respectively, compared with $33.6 million and $60.9 million for the same periods in 2015.
Wholesale Banking net interest income totaled $86.5 million and $172.2 million for the second quarter and first six months of 2016, respectively, compared with $86.3 million and $170.5 million for the same periods in 2015. The increase from the first six months of 2015 was primarily driven by higher average loan and lease balances in the inventory finance and the leasing and equipment finance portfolios, partially offset by overall net margin compression.
Wholesale Banking provision for credit losses totaled $1.4 million and $6.5 million for the second quarter and first six months of 2016, respectively, compared with $(0.2) million and $3.4 million for the same periods in 2015. The increases from both periods were primarily due to increased reserve requirements related to growth in the leasing and equipment finance portfolio as well as increased reserve requirements related to changes in economic outlook, partially offset by decreased net charge-offs and improved credit quality in the commercial portfolio. The increase from the second quarter of 2015 was also driven by increased reserve requirements related to growth in the inventory finance portfolio.
Wholesale Banking non-interest income totaled $33.8 million and $64.4 million for the second quarter and first six months of 2016, respectively, compared with $29.5 million and $54.6 million for the same periods in 2015. The increases from both periods were primarily related to an increase in leasing and equipment finance income due to higher sales-type and operating lease revenue.
Wholesale Banking non-interest expense totaled $60.7 million and $122.8 million for the second quarter and first six months of 2016, respectively, compared with $60.2 million and $120.8 million for the same periods in 2015. The increases from both periods were primarily due to an increase in operating lease depreciation, partially offset by a decrease in foreclosed real estate and repossessed assets, net expense, primarily due to lower write-downs on existing foreclosed commercial properties and lower operating costs associated with maintaining fewer commercial properties.
Enterprise Services
Enterprise Services is comprised of corporate treasury, which includes (i) the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions that provide data processing, bank operations and other professional services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals, such as funds transfer pricing mismatches.
Enterprise Services generated a net loss available to common stockholders of $13.7 million and $30.2 million for the second quarter and first six months of 2016, respectively, compared with a net loss of $14.7 million and $29.1 million for the same periods in 2015.

Enterprise Services net interest expense totaled $14.2 million and $27.6 million for the second quarter and first six months of 2016, respectively, compared with $14.6 million and $27.0 million for the same periods in 2015. The decrease from the second quarter of 2015 was primarily driven by an increase in interest income attributable to higher average balances of securities available for sale, partially offset by an increase in funds transfer pricing mismatches. The increase from the first six months of 2015 was primarily driven by an increase in funds transfer pricing mismatches, partially offset by an increase in interest income attributable to higher average balances of securities available for sale.
Enterprise Services non-interest income totaled $0.5 million and $1.4 million for the second quarter and first six months of 2016, respectively, compared with $(0.8) million and $1.2 million for the same periods in 2015. The increases from both periods were primarily due to net gains recognized on the change in the value of an interest rate swap agreement and the change in value of the related subordinated debt. Included in non-interest income for the first six months of 2015 was a gain of $1.7 million related to appreciation of an investment that was donated to the TCF Foundation in the first quarter of 2015.
Enterprise Services non-interest expense totaled $1.1 million and $6.9 million for the second quarter and first six months of 2016, respectively, compared with $2.0 million and $6.8 million for the same periods in 2015.
Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 64.4% and 64.8% of TCF's total revenue for the second quarter and first six months of 2016, compared with 64.5% and 65.7% for the same periods in 2015. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases.

Net interest income was $213.0 million and $424.6 million for the second quarter and first six months of 2016, respectively, compared with $206.0 million and $409.4 million for the same periods in 2015. The increases from both periods were primarily due to higher average loan and lease balances in the auto finance and inventory finance portfolios and higher average balances of securities available for sale and loans and leases held for sale. The increases were partially offset by the run-off of consumer real estate first mortgage lien loan balances, overall net margin compression and higher promotional rates paid on certificates of deposit.

Net interest margin was 4.35% for the second quarter of 2016, compared with 4.44% for the same period in 2015. Net interest margin was 4.36% for the first six months of 2016, compared with 4.47% for the same period in 2015. The decreases from both periods were primarily due to increased average interest rates resulting from promotions for certificates of deposit and margin compression resulting from the impact of the ongoing low interest rate environment.

The following tables summarize TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$322,477	$2,396	2.99%	$551,630	$3,216	2.34%
Securities held to maturity	194,693	1,116	2.29	209,834	1,384	2.64
Securities available for sale(3)
Taxable	697,902	3,853	2.21	566,499	3,501	2.47
Tax-exempt(4)	481,246	3,912	3.25	7,420	65	3.50
Loans and leases held for sale	497,797	9,968	8.05	340,912	7,774	9.15
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,327,409	33,143	5.73	2,776,177	39,696	5.73
Variable-rate	2,931,318	38,773	5.32	2,811,510	35,973	5.13
Total consumer real estate	5,258,727	71,916	5.50	5,587,687	75,669	5.43
Commercial:
Fixed-rate	982,914	12,129	4.96	1,193,011	14,954	5.03
Variable- and adjustable-rate	2,127,032	21,143	4.00	1,955,261	18,765	3.85
Total commercial	3,109,946	33,272	4.30	3,148,272	33,719	4.30
Leasing and equipment finance	4,032,112	44,824	4.45	3,751,776	43,738	4.66
Inventory finance	2,564,648	36,598	5.74	2,292,481	32,064	5.61
Auto finance	2,751,679	28,660	4.19	2,211,014	22,633	4.11
Other	9,585	135	5.77	10,734	185	6.92
Total loans and leases	17,726,697	215,405	4.88	17,001,964	208,008	4.90
Total interest-earning assets	19,920,812	236,650	4.77	18,678,259	223,948	4.81
Other assets(6)	1,286,506			1,209,514
Total assets	$21,207,318			$19,887,773
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,817,734			$1,699,668
Small business	861,394			822,683
Commercial and custodial	582,041			497,883
Total non-interest bearing deposits	3,261,169			3,020,234
Interest-bearing deposits:
Checking	2,478,673	92	0.02	2,422,909	137	0.02
Savings	4,677,681	336	0.03	5,033,329	800	0.06
Money market	2,557,897	4,033	0.63	2,261,567	3,450	0.61
Certificates of deposit	4,308,367	11,432	1.07	3,116,718	6,693	0.86
Total interest-bearing deposits	14,022,618	15,893	0.46	12,834,523	11,080	0.35
Total deposits	17,283,787	15,893	0.37	15,854,757	11,080	0.28
Borrowings:
Short-term borrowings	9,100	16	0.71	8,246	12	0.63
Long-term borrowings	840,739	5,111	2.43	1,234,205	5,960	1.93
Total borrowings	849,839	5,127	2.42	1,242,451	5,972	1.92
Total interest-bearing liabilities	14,872,457	21,020	0.57	14,076,974	17,052	0.49
Total deposits and borrowings	18,133,626	21,020	0.47	17,097,208	17,052	0.40
Other liabilities	690,363			594,352
Total liabilities	18,823,989			17,691,560
Total TCF Financial Corp. stockholders' equity	2,357,509			2,173,699
Non-controlling interest in subsidiaries	25,820			22,514
Total equity	2,383,329			2,196,213
Total liabilities and equity	$21,207,318			$19,887,773
Net interest income and margin		$215,630	4.35		$206,896	4.44

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $131.9 million and $96.0 million for the second quarter of 2016 and 2015, respectively.

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$335,778	$4,612	2.76%	$608,303	$6,713	2.22%
Securities held to maturity	196,998	2,435	2.47	210,735	2,789	2.65
Securities available for sale:(3)
Taxable	669,349	7,671	2.29	520,851	6,581	2.53
Tax-exempt(4)	400,337	6,496	3.25	3,731	65	3.48
Loans and leases held for sale	432,741	18,472	8.58	308,709	13,610	8.89
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,379,091	68,345	5.78	2,843,979	83,056	5.89
Variable-rate	2,979,660	78,829	5.32	2,795,248	71,189	5.14
Total consumer real estate	5,358,751	147,174	5.52	5,639,227	154,245	5.51
Commercial:
Fixed-rate	997,892	24,558	4.95	1,233,186	30,684	5.02
Variable- and adjustable-rate	2,136,131	42,480	4.00	1,917,938	37,014	3.89
Total commercial	3,134,023	67,038	4.30	3,151,124	67,698	4.33
Leasing and equipment finance	4,012,395	89,478	4.46	3,740,691	87,223	4.66
Inventory finance	2,499,091	70,968	5.71	2,201,183	61,756	5.66
Auto finance	2,727,779	56,497	4.17	2,116,604	43,484	4.14
Other	9,802	277	5.70	11,173	398	7.19
Total loans and leases	17,741,841	431,432	4.88	16,860,002	414,804	4.95
Total interest-earning assets	19,777,044	471,118	4.78	18,512,331	444,562	4.83
Other assets(6)	1,291,993			1,221,633
Total assets	$21,069,037			$19,733,964
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,784,722			$1,673,364
Small business	857,519			813,554
Commercial and custodial	571,513			493,590
Total non-interest bearing deposits	3,213,754			2,980,508
Interest-bearing deposits:
Checking	2,459,618	173	0.01	2,400,957	288	0.02
Savings	4,688,923	682	0.03	5,088,007	1,901	0.08
Money market	2,515,324	7,840	0.63	2,205,764	7,017	0.64
Certificates of deposit	4,206,659	22,189	1.06	3,079,461	12,946	0.85
Total interest-bearing deposits	13,870,524	30,884	0.45	12,774,189	22,152	0.35
Total deposits	17,084,278	30,884	0.36	15,754,697	22,152	0.28
Borrowings:
Short-term borrowings	7,331	23	0.64	8,124	30	0.75
Long-term borrowings	951,626	10,797	2.27	1,206,019	11,244	1.87
Total borrowings	958,957	10,820	2.26	1,214,143	11,274	1.86
Total interest-bearing liabilities	14,829,481	41,704	0.56	13,988,332	33,426	0.48
Total deposits and borrowings	18,043,235	41,704	0.46	16,968,840	33,426	0.40
Other liabilities	670,635			591,463
Total liabilities	18,713,870			17,560,303
Total TCF Financial Corp. stockholders' equity	2,332,645			2,153,851
Non-controlling interest in subsidiaries	22,522			19,810
Total equity	2,355,167			2,173,661
Total liabilities and equity	$21,069,037			$19,733,964
Net interest income and margin		$429,414	4.36		$411,136	4.47

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $132.7 million and $92.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

The following tables summarize the composition of TCF's provision for credit losses for the second quarter and first six months of 2016 and 2015.

	Three Months Ended June 30,				Change
(Dollars in thousands)	2016		2015		$	%
Consumer real estate	$2,536	19.1%	$5,061	40.4%	$(2,525)	(49.9)%
Commercial	219	1.7	(302)	(2.4)	521	N.M.
Leasing and equipment finance	1,828	13.8	1,218	9.7	610	50.1
Inventory finance	(673)	(5.1)	(951)	(7.6)	278	29.2
Auto finance	8,575	64.7	7,096	56.6	1,479	20.8
Other	765	5.8	406	3.3	359	88.4
Total	$13,250	100.0%	$12,528	100.0%	$722	5.8

	Six Months Ended June 30,				Change
(Dollars in thousands)	2016		2015		$	%
Consumer real estate	$7,561	23.5%	$7,880	31.1%	$(319)	(4.0)%
Commercial	1,390	4.3	(69)	(0.3)	1,459	N.M.
Leasing and equipment finance	3,555	11.1	1,584	6.3	1,971	124.4
Inventory finance	1,590	5.0	2,081	8.2	(491)	(23.6)
Auto finance	17,640	55.0	13,436	53.1	4,204	31.3
Other	356	1.1	407	1.6	(51)	(12.5)
Total	$32,092	100.0%	$25,319	100.0%	$6,773	26.8
N.M. Not Meaningful.

TCF provided $13.3 million and $32.1 million for credit losses during the second quarter and first six months of 2016, respectively, compared with $12.5 million and $25.3 million for the same periods in 2015. The increase from the second quarter of 2015 was primarily due to increased reserve requirements related to growth in the auto finance, leasing and equipment finance and inventory finance portfolios as well as increased reserve requirements related to changes in economic outlook, partially offset by decreased net charge-offs and improved credit quality in the consumer real estate and commercial portfolios. The increase from the first six months of 2015 was primarily due to increased reserve requirements related to changes in economic outlook, growth in the auto finance and leasing and equipment portfolios and increased net charge-offs in the auto finance portfolio due primarily to maturation of the portfolio.

Net loan and lease charge-offs for the second quarter and first six months of 2016 were $10.1 million, or 0.23% (annualized) of average loans and leases, and $22.0 million, or 0.25% (annualized) of average loans and leases, respectively, compared with $17.5 million, or 0.41% (annualized), and $29.0 million, or 0.34% (annualized) for the same periods in 2015. The decreases from both periods in the net charge-off rate was primarily due to improved credit quality in the consumer real estate portfolio, partially offset by increased net charge-offs in the auto finance portfolio due primarily to maturation of the portfolio.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 35.6% and 35.2% of total revenue for the second quarter and first six months of 2016, respectively, compared with 35.5% and 34.3% for the same periods in 2015, and is an important factor in TCF's results of operations. Total fees and other revenue were $118.0 million and $230.7 million for the second quarter and first six months of 2016, respectively, compared with $113.5 million and $214.2 million for the same periods in 2015.

Fees and Service Charges  Fees and service charges totaled $34.6 million and $67.4 million for the second quarter and first six months of 2016, respectively, compared with $36.3 million and $70.3 million for the same periods in 2015. Fees and service charges represented 64.1% of banking fee revenue for both the second quarter and first six months of 2016, compared with 65.1% and 65.2% for the same periods in 2015. The decreases from both periods were primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  In the second quarter and first six months of 2016, TCF recognized net gains of $10.7 million and $22.9 million, respectively, excluding subsequent adjustments, on the recorded investment of $537.7 million and $984.1 million in auto loans sold, including accrued interest. In the second quarter and first six months of 2015, TCF recognized net gains of $11.2 million and $17.9 million, respectively, excluding subsequent adjustments, on the recorded investment of $439.4 million and $642.9 million in auto loans sold, including accrued interest. Included in the net gains on sales of auto loans are amounts related to the completion of securitizations. During both the second quarter and first six months of 2016, TCF transferred the recorded investment of $414.3 million in consumer auto loans, including accrued interest, with servicing retained, to a trust in a securitization transaction, and recognized gains of $4.5 million, excluding subsequent adjustments. During the second quarter of 2015, the auto loans sold related to the completion of a securitization transaction. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Gains on Sales of Consumer Real Estate Loans, Net  In the second quarter and first six months of 2016, TCF recognized net gains of $11.0 million and $21.1 million, respectively, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $345.9 million and $668.4 million in consumer real estate loans sold, including accrued interest. In the second quarter and first six months of 2015, TCF recognized net gains of $11.8 million and $20.0 million, respectively, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investment of $366.4 million and $631.7 million in consumer real estate loans sold, including accrued interest. TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains in the second quarter and first six months of 2016 were $1.8 million and $3.6 million, respectively, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investments of $82.5 million and $161.6 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest. Included in the consumer real estate recognized net gains in the second quarter and first six months of 2015 were $1.6 million and $3.0 million, respectively, excluding subsequent adjustments and valuation adjustments while held for sale, on the recorded investments of $74.5 million and $136.3 million in first mortgage lien loans sold related to the correspondent lending program, including accrued interest. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Servicing Fee Income  Servicing fee income totaled $9.5 million and $18.4 million for the second quarter and first six months of 2016, respectively, compared with $7.2 million and $14.6 million for the same periods in 2015. The increases from both periods were primarily due to the cumulative effect of the increase in the portfolio of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others were $4.7 billion and $4.5 billion for the second quarter and first six months of 2016, respectively, compared with $3.7 billion and $3.6 billion for the same periods in 2015.

Leasing and Equipment Finance Leasing and equipment finance income totaled $31.1 million and $59.6 million for the second quarter and first six months of 2016, respectively, compared with $26.4 million and $48.6 million for the same periods in 2015. The increases from both periods were primarily due to higher sales-type and operating lease revenue.

Non-interest Expense  Non-interest expense totaled $227.3 million and $455.7 million for the second quarter and first six months of 2016, respectively, compared with $223.1 million and $449.9 million for the same periods in 2015.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $118.1 million and $242.6 million for the second quarter and first six months of 2016, respectively, compared with $116.2 million and $232.0 million for the same periods in 2015. The increase from the second quarter of 2015 was primarily due to higher incentives based on production results. The increase from the first six months of 2015 was primarily due to increased staff levels to support the growth of auto finance and higher incentives based on production results.

Other Non-Interest Expense Other non-interest expense totaled $50.0 million and $93.3 million for the second quarter and first six months of 2016, respectively, compared with $45.9 million and $94.0 million for the same periods in 2015. Included within other non-interest expense is branch realignment expense of $2.9 million and $3.4 million for the second quarter and first six months of 2016, respectively, related to the pending closure of two traditional branches and the closure of 33 in-store branches. There was no branch realignment expense during 2015.

Foreclosed Real Estate and Repossessed Assets, Net Foreclosed real estate and repossessed assets expense, net totaled $3.1 million and $7.1 million for the second quarter and first six months of 2016, respectively, compared with $6.4 million and $12.6 million for the same periods in 2015. The decreases from both periods were primarily due to lower write-downs on existing foreclosed commercial properties and lower operating costs associated with maintaining fewer consumer and commercial properties, partially offset by higher repossessed asset expense.

Income Taxes  Income tax expense was 32.9% and 33.7% of income before income tax expense for the second quarter and first six months of 2016, respectively, compared with 34.5% and 34.9% for the same periods in 2015. The lower effective income tax rates from both periods were primarily due to increased investments in tax-exempt securities.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.3 billion at June 30, 2016, an increase of 50.6% from $0.9 billion at December 31, 2015. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. Total securities held to maturity were $192.7 million at June 30, 2016, a decrease of 4.6% from $201.9 million at December 31, 2015. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae. TCF may, from time to time, sell securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at June 30, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At June 30, 2016			At December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$2	$2	8.23%	$1	$1	9.00%
Due in 1-5 years	25	25	2.13	38	38	2.65
Due in 5-10 years	62,284	63,530	1.93	70,338	70,350	1.93
Due after 10 years	687,572	701,569	2.32	557,178	551,575	2.46
Obligations of states and political subdivisions:
Due in 5-10 years	239,129	251,935	3.14	198,300	202,161	3.19
Due after 10 years	310,222	321,577	3.25	63,889	64,760	3.40
Total securities available for sale	$1,299,234	$1,338,638	2.67	$889,744	$888,885	2.65

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$189,262	$201,534	2.61%	$198,520	$203,553	2.64%
Other securities:
Due in one year or less	100	100	2.00	100	100	2.00
Due in 1-5 years	1,900	1,900	2.63	1,900	1,900	2.63
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$192,662	$204,934	2.62	$201,920	$206,953	2.64

Loans and Leases  Total loans and leases were $17.5 billion at June 30, 2016, an increase of 0.2% from $17.4 billion at December 31, 2015.

Consumer Real Estate TCF's consumer real estate portfolio represented 29.1% of TCF's total loan and lease portfolio at June 30, 2016, compared with 31.3% at December 31, 2015. TCF's first mortgage lien loans represented 13.8% and 15.0% of TCF's total loan and lease portfolio at June 30, 2016 and December 31, 2015, respectively. TCF's junior lien loans represented 15.3% and 16.3% of TCF's total loan and lease portfolio at June 30, 2016 and December 31, 2015, respectively. The consumer real estate portfolio consisted of $2.4 billion of first mortgage lien loans and $2.7 billion of junior lien loans at June 30, 2016, a decrease of 8.2% and 5.7% from $2.6 billion and $2.8 billion, respectively, at December 31, 2015. The consumer real estate junior lien portfolio was comprised of $2.4 billion of home equity lines of credit and $311.4 million of amortizing consumer real estate junior lien mortgage loans at June 30, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively. The decrease in first mortgage lien loans was primarily due to run-off. At June 30, 2016, 55.3% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 54.6% at December 31, 2015.

At June 30, 2016 and December 31, 2015, 72.0% and 74.0%, respectively, of TCF's consumer real estate loans were in TCF's primary banking markets. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate lending portfolio was 734 at both June 30, 2016 and December 31, 2015. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate lending portfolio was 732 at June 30, 2016 and 731 at December 31, 2015. At June 30, 2016, 58.2% of the consumer real estate loan portfolio had been originated since January 1, 2009 with annualized net charge-offs of less than 0.01%.

Commercial Real Estate and Business Lending TCF's commercial portfolio represented 17.7% of TCF's total loan and lease portfolio at June 30, 2016, compared with 18.0% at December 31, 2015. The commercial real estate and business lending portfolio consisted of $2.5 billion of commercial real estate loans and $615.2 million of commercial business loans at June 30, 2016, a decrease of 4.3% and an increase of 11.4%, respectively, from $2.6 billion and $552.4 million, respectively, at December 31, 2015. At June 30, 2016, 82.6% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 84.1% at December 31, 2015. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both June 30, 2016 and December 31, 2015. Variable and adjustable-rate loans represented 69.2% of total commercial loans outstanding at June 30, 2016, compared with 67.2% at December 31, 2015. The increase in variable and adjustable-rate loans as a percentage of total commercial loans was primarily due to customers shifting from higher yielding fixed-rate loans to lower yielding variable-rate loans.

Leasing and Equipment Finance TCF's leasing and equipment finance portfolio represented 23.6% of TCF's total loan and lease portfolio at June 30, 2016, compared with 23.0% at December 31, 2015. The leasing and equipment finance portfolio consisted of $2.2 billion of leases and $1.9 billion of loans at June 30, 2016, increases of 4.7% and 0.5%, respectively, from $2.1 billion of leases and $1.9 billion of loans at December 31, 2015. The uninstalled backlog of approved transactions was $509.1 million at June 30, 2016, compared with $446.3 million at December 31, 2015.

Inventory Finance TCF's inventory finance loan portfolio represented 13.4% of TCF's total loan and lease portfolio at June 30, 2016, compared with 12.3% at December 31, 2015. The inventory finance portfolio totaled $2.3 billion at June 30, 2016, an increase of 8.8% from $2.1 billion at December 31, 2015. The increase was primarily due to the expansion of the lawn and garden business segment. The inventory finance network included more than 10,800 active dealers at June 30, 2016, compared with more than 10,500 active dealers at December 31, 2015.

Auto Finance TCF's auto finance loan portfolio represented 16.1% of TCF's total loan and lease portfolio at June 30, 2016, compared with 15.2% at December 31, 2015. The auto finance portfolio totaled $2.8 billion at June 30, 2016, an increase of 6.2% from $2.6 billion at December 31, 2015. The increase was due to continued growth as TCF expands the number of active dealers in its network. The auto finance network included dealers in all 50 states and more than 12,400 active dealers at June 30, 2016, compared with more than 11,800 active dealers at December 31, 2015. The auto finance portfolio consisted of 22.9% new auto loans and 77.1% used auto loans at June 30, 2016, compared with 24.4% and 75.6%, respectively, at December 31, 2015. The average original FICO score for the auto finance held for investment portfolio was 726 and 725 at June 30, 2016 and December 31, 2015, respectively.

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

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Portfolio	60 Days or More Delinquent and Accruing	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$6,978	0.34%	$10,248	0.46%
Junior lien	918	0.03	1,519	0.05
Total consumer real estate	7,896	0.17	11,767	0.23
Commercial	3,482	0.11	1	—
Leasing and equipment finance	5,179	0.13	2,292	0.06
Inventory finance	86	—	118	0.01
Auto finance	3,639	0.13	3,573	0.14
Other	68	0.40	20	0.13
Subtotal	20,350	0.12	17,771	0.11
Delinquencies in acquired portfolios	1,190	0.41	1,318	0.41
Total	$21,540	0.12	$19,089	0.11

Loan Modifications  The following table provides a summary of accruing troubled debt restructuring ("TDR") loans.

(Dollars in thousands)	At June 30, 2016	December 31, 2015
Consumer real estate	$102,502	$106,787
Commercial	23,331	24,731
Leasing and equipment finance	3,322	2,904
Inventory finance	—	51
Auto finance	1,333	799
Other	8	11
Total	$130,496	$135,283
Over 60-day delinquency as a percentage of total accruing TDR loans	0.81%	1.54%

Accruing TDR loans at June 30, 2016 decreased $4.8 million, or 3.5%, from December 31, 2015, primarily due to the improved credit quality and continued strong customer payment performance in the consumer real estate portfolio.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 62.0% and 61.0% of the original contractual interest due on accruing consumer real estate TDR loans during the second quarter and first six months of 2016, respectively, yielding 4.2% and 4.1%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At June 30, 2016, 83.4% of total commercial TDR loans were accruing and TCF recognized more than 92.0% and 91.0% of the original contractual interest due on accruing commercial TDR loans during the second quarter and first six months of 2016, respectively. At June 30, 2016, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF previously utilized a multiple note structure as a workout alternative for certain commercial loans, which restructured a troubled loan into two notes. When utilizing this multiple note structure, the first note was always classified as a TDR loan. Under TCF policy, the first note was established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At June 30, 2016, two TDR loans restructured as multiple notes with a combined total contractual balance of $10.5 million and a remaining book balance of $9.9 million are included in the preceding table.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned.

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Consumer real estate:
First mortgage lien	$117,941	$124,156
Junior lien	45,648	44,113
Total consumer real estate	163,589	168,269
Commercial:
Commercial real estate	5,674	6,737
Commercial business	4,148	3,588
Total commercial	9,822	10,325
Leasing and equipment finance	13,156	11,262
Inventory finance	645	1,098
Auto finance	8,327	9,509
Other	3	3
Total non-accrual loans and leases	195,542	200,466
Other real estate owned	36,792	49,982
Total non-accrual loans and leases and other real estate owned	$232,334	$250,448

Non-accrual loans and leases as a percentage of total loans and leases	1.12%	1.15%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.33	1.43

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	81.09	77.85

Non-accrual loans and leases at June 30, 2016 decreased $4.9 million, or 2.5%, from December 31, 2015, primarily due to improving credit quality trends in the consumer real estate portfolio.

The following table summarizes TCF's non-accrual TDR loans included in the table above.

(In thousands)	At June 30, 2016	At December 31, 2015
Consumer real estate	$77,742	$79,055
Commercial	4,639	7,016
Leasing and equipment finance	738	641
Inventory finance	123	172
Auto finance	6,850	8,440
Total	$90,092	$95,324

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

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2016 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$167,146	$7,957	$11,947	$2,448	$9,143	$8	$198,649
Additions	22,170	5,310	6,023	704	1,022	51	35,280
(Charge-offs) recoveries	(2,587)	(634)	(1,300)	(426)	(488)	(40)	(5,475)
Transfers to other assets	(9,298)	—	(739)	—	(273)	—	(10,310)
Return to accrual status	(5,665)	—	(720)	(302)	—	—	(6,687)
Payments received	(8,050)	(4,852)	(2,055)	(1,783)	(1,018)	(16)	(17,774)
Sales	—	(900)	—	—	—	—	(900)
Other, net	(127)	2,941	—	4	(59)	—	2,759
Balance, end of period	$163,589	$9,822	$13,156	$645	$8,327	$3	$195,542

	At or For the Six Months Ended June 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466
Additions	50,127	5,325	11,863	3,122	2,815	57	73,309
(Charge-offs) recoveries	(7,761)	(648)	(2,330)	(876)	(1,268)	(28)	(12,911)
Transfers to other assets	(19,778)	—	(1,975)	(166)	(733)	—	(22,652)
Return to accrual status	(12,857)	—	(953)	(575)	—	—	(14,385)
Payments received	(14,340)	(10,240)	(4,711)	(2,068)	(1,937)	(29)	(33,325)
Sales	—	(900)	—	—	—	—	(900)
Other, net	(71)	5,960	—	110	(59)	—	5,940
Balance, end of period	$163,589	$9,822	$13,156	$645	$8,327	$3	$195,542

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio.

	At June 30, 2016
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,845,141	$61,338	$16,774	$—	$4,923,253	$163,589	$5,086,842
Commercial	3,012,073	39,500	34,651	—	3,086,224	9,822	3,096,046
Leasing and equipment finance	4,075,191	15,959	16,053	—	4,107,203	13,156	4,120,359
Inventory finance	2,051,724	147,443	135,081	—	2,334,248	645	2,334,893
Auto finance	2,797,604	—	6,876	—	2,804,480	8,327	2,812,807
Other	20,819	—	68	—	20,887	3	20,890
Total loans and leases	$16,802,552	$264,240	$209,503	$—	$17,276,295	$195,542	$17,471,837
Percent of total loans and leases	96.2%	1.5%	1.2%	—%	98.9%	1.1%	100.0%

	At December 31, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,210,975	$62,722	$22,306	$—	$5,296,003	$168,269	$5,464,272
Commercial	3,035,320	65,382	34,805	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,969,191	19,806	11,989	—	4,000,986	11,262	4,012,248
Inventory finance	1,887,505	138,945	119,206	—	2,145,656	1,098	2,146,754
Auto finance	2,632,589	—	5,498	—	2,638,087	9,509	2,647,596
Other	19,274	—	20	—	19,294	3	19,297
Total loans and leases	$16,754,854	$286,855	$193,824	$—	$17,235,533	$200,466	$17,435,999
Percent of total loans and leases	96.1%	1.7%	1.1%	—%	98.9%	1.1%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $405.0 million at June 30, 2016, an increase of $10.8 million from December 31, 2015, primarily due to an increase in inventory finance and leasing and equipment finance classified loans, partially offset by a decrease in consumer real estate classified loans. Non-accrual loans and leases at June 30, 2016 decreased $4.9 million from December 31, 2015, primarily due to improving credit quality trends in the consumer real estate portfolio.

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

The Company considers the allowance for loan and lease losses of $158.6 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2016. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Credit Loss Reserves	Percentage of Portfolio	Credit Loss Reserves	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$36,458	1.51%	$36,888	1.41%
Junior lien	28,307	1.06	31,104	1.10
Consumer real estate	64,765	1.27	67,992	1.24
Commercial:
Commercial real estate	22,495	0.91	22,215	0.86
Commercial business	8,666	1.41	7,970	1.44
Total commercial	31,161	1.01	30,185	0.96
Leasing and equipment finance	20,124	0.49	19,018	0.47
Inventory finance	12,084	0.52	11,128	0.52
Auto finance	29,772	1.06	26,486	1.00
Other	666	3.19	1,245	6.45
Total allowance for loan and lease losses	158,572	0.91	156,054	0.90
Other credit loss reserves:
Reserves for unfunded commitments	948	N.A.	1,044	N.A.
Total credit loss reserves	$159,520	0.91	$157,098	0.90
N.A. Not Applicable.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table.

(In thousands)	At June 30, 2016	At December 31, 2015
Other real estate owned:(1)
Consumer real estate	$29,190	$42,912
Commercial real estate	7,602	7,070
Total other real estate owned	36,792	49,982
Repossessed and returned assets	6,983	7,969
Total other real estate owned and repossessed and returned assets	$43,775	$57,951

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 206 owned properties and 65 foreclosed properties subject to redemption at June 30, 2016, compared with 297 and 113, respectively, at December 31, 2015. The decrease in owned properties resulted from the sales of 329 properties, partially offset by the addition of 238 properties. The average length of time to sell consumer real estate properties during the second quarter of 2016 and 2015 was approximately 6.4 months and 4.9 months, respectively, from the date the properties were transferred to other real estate owned. Consumer real estate loans in process of foreclosure were valued at $40.2 million and $44.5 million at June 30, 2016 and December 31, 2015, respectively.

The changes in the amount of other real estate owned for the second quarter and first six months of 2016 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2016
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$36,039	$6,402	$42,441
Transferred in, net of charge-offs	9,661	—	9,661
Sales	(15,729)	(329)	(16,058)
Write-downs	(1,727)	(300)	(2,027)
Other, net	946	1,829	2,775
Balance, end of period	$29,190	$7,602	$36,792

	At or For the Six Months Ended June 30, 2016
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$42,912	$7,070	$49,982
Transferred in, net of charge-offs	20,236	—	20,236
Sales	(31,495)	(3,448)	(34,943)
Write-downs	(4,072)	(699)	(4,771)
Other, net	1,609	4,679	6,288
Balance, end of period	$29,190	$7,602	$36,792

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

TCF Bank had $336.9 million and $538.7 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2016 and December 31, 2015, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered securities were $1.2 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At June 30, 2016, TCFCFC had $1.5 million (USD) outstanding under the line of credit with the counterparty and it was unused at December 31, 2015.

Deposits  Deposits totaled $17.2 billion at June 30, 2016, an increase of 2.8% from December 31, 2015, primarily due to special campaigns for certificates of deposit.

Checking, savings and certain money market deposits are an important source of low or no interest cost funds for TCF. The average balance of these types of deposits was $10.7 billion and $10.6 billion for the second quarter and first six months of 2016, respectively, compared with $10.1 billion and $10.0 billion for the same periods in 2015. These deposits comprised 61.9% and 62.3% of total average deposits for the second quarter and first six months of 2016, respectively, compared with 63.6% and 63.7% of total average deposits for the same periods in 2015.

Certificates of deposit totaled $4.3 billion at June 30, 2016, compared with $3.9 billion at December 31, 2015.

Non-interest bearing checking accounts represented 18.8% of total deposits at June 30, 2016, compared with 19.1% at December 31, 2015. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.36% at June 30, 2016, compared with 0.30% at December 31, 2015. The increase was primarily due to increased average rates resulting from promotions for certificates of deposit.

Borrowings  Borrowings totaled $0.7 billion and $1.0 billion at June 30, 2016 and December 31, 2015, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $2.1 billion of additional borrowing capacity at the FHLB of Des Moines at June 30, 2016, as well as access to the Federal Reserve Discount Window.

See Note 7, Short-term Borrowings and Note 8, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock or bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at June 30, 2016 and December 31, 2015. See Note 9, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At June 30, 2016, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part on or after June 25, 2017. At June 30, 2016, there were 4,000,000 shares outstanding of 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Equity  Total equity at June 30, 2016 was $2.4 billion, or 11.5% of total assets, compared with $2.3 billion, or 11.2% of total assets, at December 31, 2015. Dividends to common stockholders on a per share basis totaled 7.5 cents for the quarter ended June 30, 2016, an increase of 50% from a per share basis of 5 cents for the second quarter of 2015. TCF's common dividend payout ratio for the quarters ended June 30, 2016 and 2015 was 24.2% and 17.2%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2016, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Common equity at June 30, 2016 was $2.1 billion, or 10.13% of total assets, compared with $2.0 billion, or 9.80% of total assets, at December 31, 2015. Tangible common equity at June 30, 2016 was $1.9 billion, or 9.15% of total tangible assets, compared with $1.8 billion, or 8.79% of total tangible assets, at December 31, 2015. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively.

(Dollars in thousands)		At June 30, 2016	At December 31, 2015
Computation of tangible common equity to tangible assets:
Total equity		$2,419,758	$2,306,917
Less: Non-controlling interest in subsidiaries		21,660	16,001
Total TCF Financial Corporation stockholders' equity		2,398,098	2,290,916
Less: Preferred stock		263,240	263,240
Total common stockholders' equity	(a)	2,134,858	2,027,676
Less:
Goodwill		225,640	225,640
Other intangibles(1)		2,394	3,126
Tangible common equity	(b)	$1,906,824	$1,798,910
Total assets	(c)	$21,069,510	$20,689,609
Less:
Goodwill		225,640	225,640
Other intangibles(1)		2,394	3,126
Tangible assets	(d)	$20,841,476	$20,460,843

Common equity to assets	(a) / (c)	10.13%	9.80%
Tangible common equity to tangible assets	(b) / (d)	9.15%	8.79%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The adoption of this ASU will be required on a modified-retrospective basis with a cumulative-effective adjustment required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The most significant change made will be the recognition of all excess tax benefits and deficiencies as income tax expense or benefit in the statement of income. Certain amendments in the ASU will be required to be applied on a prospective basis and others will be required to be applied on a retrospective basis. This ASU is effective beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one-year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The adoption of this ASU will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
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

	Impact on Net Interest Income
(Dollars in millions)	June 30, 2016		December 31, 2015
Immediate Change in Interest Rates:
+200 basis points	$98.6	11.7%	$93.9	11.1%
+100 basis points	52.7	6.2	50.4	5.9

As of June 30, 2016, 56.8% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 61.9% of TCF's deposit balances are low cost or no cost deposits. The mix of assets repricing compared with low cost or no cost deposits well positions TCF for changing interest rates.

Management also uses EVE and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Interest rate gap is primarily the difference between interest-earning assets and interest-bearing liabilities repricing within a given period and represents the net asset or liability sensitivity at a point in time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Consumer Financial Protection Bureau ("CFPB"), and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1 to April 30, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	91,124	$12.14	N.A.	N.A.
May 1 to May 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	3,332	$13.14	N.A.	N.A.
June 1 to June 30, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	94,456	$12.17	N.A.	N.A.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 65 of this report.

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
(Principal Accounting Officer)

Dated: August 4, 2016

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Index to Exhibits for Form 10-Q

Exhibit Number	Description
10.1
TCF Employees Stock Purchase Plan - Supplemental Plan, as amended and restated effective April 27, 2016 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2016 (No. 161611956)]

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein