Form 10-Q
period 2016-09-30
TCF FINANCIAL CORP
filed 2016-11-02
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2016
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
Yes [   ]                                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 27, 2016
Common Stock, $.01 par value	170,998,862 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At September 30, 2016	At December 31, 2015
	(Unaudited)
Assets:
Cash and due from banks	$656,481	$889,337
Investments	59,707	70,537
Securities held to maturity	185,230	201,920
Securities available for sale	1,419,821	888,885
Loans and leases held for sale	386,673	157,625
Loans and leases:
Consumer real estate:
First mortgage lien	2,313,044	2,624,956
Junior lien	2,674,280	2,839,316
Total consumer real estate	4,987,324	5,464,272
Commercial	3,150,199	3,145,832
Leasing and equipment finance	4,236,224	4,012,248
Inventory finance	2,261,086	2,146,754
Auto finance	2,731,900	2,647,596
Other	17,886	19,297
Total loans and leases	17,384,619	17,435,999
Allowance for loan and lease losses	(155,841)	(156,054)
Net loans and leases	17,228,778	17,279,945
Premises and equipment, net	424,456	445,934
Goodwill	225,640	225,640
Other assets	497,370	529,786
Total assets	$21,084,156	$20,689,609
Liabilities and Equity:
Deposits:
Checking	$5,830,057	$5,690,559
Savings	4,670,281	4,717,457
Money market	2,450,576	2,408,180
Certificates of deposit	4,283,292	3,903,793
Total deposits	17,234,206	16,719,989
Short-term borrowings	1,514	5,381
Long-term borrowings	713,996	1,034,557
Total borrowings	715,510	1,039,938
Accrued expenses and other liabilities	682,060	622,765
Total liabilities	18,631,776	18,382,692
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
170,993,800 and 169,887,030 shares issued, respectively	1,710	1,699
Additional paid-in capital	860,487	851,836
Retained earnings, subject to certain restrictions	1,350,215	1,240,347
Accumulated other comprehensive income (loss)	6,895	(15,346)
Treasury stock at cost, 42,566 shares, and other	(49,093)	(50,860)
Total TCF Financial Corporation stockholders' equity	2,433,454	2,290,916
Non-controlling interest in subsidiaries	18,926	16,001
Total equity	2,452,380	2,306,917
Total liabilities and equity	$21,084,156	$20,689,609

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2016	2015	2016	2015
Interest income:
Loans and leases	$210,765	$207,250	$639,698	$620,390
Securities available for sale	7,126	4,161	19,020	10,784
Securities held to maturity	1,049	1,361	3,484	4,150
Investments and other	13,786	10,832	36,870	31,155
Total interest income	232,726	223,604	699,072	666,479
Interest expense:
Deposits	15,851	12,302	46,735	34,454
Borrowings	4,857	6,032	15,677	17,306
Total interest expense	20,708	18,334	62,412	51,760
Net interest income	212,018	205,270	636,660	614,719
Provision for credit losses	13,894	10,018	45,986	35,337
Net interest income after provision for credit losses	198,124	195,252	590,674	579,382
Non-interest income:
Fees and service charges	35,093	36,991	102,532	107,258
Card revenue	13,747	13,803	41,193	40,606
ATM revenue	5,330	5,739	15,639	16,401
Subtotal	54,170	56,533	159,364	164,265
Gains on sales of auto loans, net	11,624	10,423	33,687	27,444
Gains on sales of consumer real estate loans, net	13,528	7,143	33,751	27,860
Servicing fee income	10,393	8,049	28,778	22,607
Subtotal	35,545	25,615	96,216	77,911
Leasing and equipment finance	28,289	27,165	87,850	75,774
Other	2,270	3,070	7,518	8,657
Fees and other revenue	120,274	112,383	350,948	326,607
Gains (losses) on securities, net	(600)	(131)	(716)	(268)
Total non-interest income	119,674	112,252	350,232	326,339
Non-interest expense:
Compensation and employee benefits	117,155	116,708	359,721	348,682
Occupancy and equipment	37,938	34,159	111,830	107,138
FDIC insurance	4,082	4,832	11,946	15,089
Advertising and marketing	5,488	5,793	17,053	17,466
Other	49,851	45,750	143,186	139,770
Subtotal	214,514	207,242	643,736	628,145
Operating lease depreciation	10,038	9,485	29,453	25,801
Foreclosed real estate and repossessed assets, net	4,243	5,680	11,298	18,253
Other credit costs, net	83	(123)	41	(39)
Total non-interest expense	228,878	222,284	684,528	672,160
Income before income tax expense	88,920	85,220	256,378	233,561
Income tax expense	30,257	30,528	86,766	82,258
Income after income tax expense	58,663	54,692	169,612	151,303
Income attributable to non-controlling interest	2,371	2,117	7,580	6,672
Net income attributable to TCF Financial Corporation	56,292	52,575	162,032	144,631
Preferred stock dividends	4,847	4,847	14,541	14,541
Net income available to common stockholders	$51,445	$47,728	$147,491	$130,090
Net income per common share:
Basic	$0.31	$0.29	$0.88	$0.79
Diluted	$0.31	$0.29	$0.88	$0.78

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income attributable to TCF Financial Corporation	$56,292	$52,575	$162,032	$144,631
Other comprehensive income (loss):
Securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	(7,624)	9,972	32,639	2,971
Reclassification of net (gains) losses to net income	425	281	1,448	871
Net investment hedges:
Unrealized gains (losses) arising during the period	904	2,858	(2,691)	5,772
Foreign currency translation adjustment:
Unrealized gains (losses) arising during the period	(957)	(3,049)	2,791	(6,318)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	(12)	(35)	(35)
Income tax (expense) benefit	2,396	(4,947)	(11,911)	(3,618)
Total other comprehensive income (loss)	(4,868)	5,103	22,241	(357)
Comprehensive income	$51,424	$57,678	$184,273	$144,274

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income	—	—	—	—	—	144,631	—	—	144,631	6,672	151,303
Other comprehensive income (loss)	—	—	—	—	—	—	(357)	—	(357)	—	(357)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(1,887)	(1,887)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(24,825)	—	—	(24,825)	—	(24,825)
Grants of restricted stock	—	753,054	—	8	(8)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	1,219,012	—	12	19,261	—	—	—	19,273	—	19,273
Cancellation of shares of restricted stock	—	(133,822)	—	(1)	(540)	—	—	—	(541)	—	(541)
Cancellation of common shares for tax withholding	—	(68,670)	—	(1)	(1,093)	—	—	—	(1,094)	—	(1,094)
Net amortization of stock compensation	—	—	—	—	7,520	—	—	—	7,520	—	7,520
Exercise of stock options	—	200,000	—	2	2,568	—	—	—	2,570	—	2,570
Stock compensation tax (expense) benefit	—	—	—	—	362	—	—	—	362	—	362
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,043	—	—	(1,043)	—	—	—
Balance, September 30, 2015	4,006,900	169,473,142	$263,240	$1,695	$846,243	$1,205,179	$(11,267)	$(50,443)	$2,254,647	$18,500	$2,273,147

Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	162,032	—	—	162,032	7,580	169,612
Other comprehensive income (loss)	—	—	—	—	—	—	22,241	—	22,241	—	22,241
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(4,655)	(4,655)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(37,623)	—	—	(37,623)	—	(37,623)
Grants of restricted stock	—	880,017	—	9	(9)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Cancellation of shares of restricted stock	—	(205,483)	—	(2)	(1,187)	—	—	—	(1,189)	—	(1,189)
Cancellation of common shares for tax withholding	—	(129,355)	—	(1)	(1,638)	—	—	—	(1,639)	—	(1,639)
Net amortization of stock compensation	—	—	—	—	8,443	—	—	—	8,443	—	8,443
Exercise of stock options	—	50,171	—	—	(684)	—	—	—	(684)	—	(684)
Stock compensation tax (expense) benefit	—	—	—	—	(340)	—	—	—	(340)	—	(340)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,767)	—	—	1,767	—	—	—
Balance, September 30, 2016	4,006,900	170,993,800	$263,240	$1,710	$860,487	$1,350,215	$6,895	$(49,093)	$2,433,454	$18,926	$2,452,380
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to TCF Financial Corporation	$162,032	$144,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	45,986	35,337
Depreciation and amortization	135,103	111,284
Proceeds from sales of loans and leases held for sale	867,669	751,200
Gains on sales of assets, net	(75,660)	(62,256)
Net income attributable to non-controlling interest	7,580	6,672
Originations of loans and leases held for sale, net of repayments	(904,503)	(704,018)
Net change in other assets and accrued expenses and other liabilities	107,742	72,747
Other, net	(21,562)	(22,915)
Net cash provided by (used in) operating activities	324,387	332,682
Cash flows from investing activities:
Loan and lease originations and purchases, net of principal collected on loans and leases	(1,358,906)	(1,529,968)
Purchases of equipment for lease financing	(840,650)	(752,536)
Proceeds from sales of loans and lease receivables	1,926,290	1,318,995
Proceeds from sales of lease equipment	11,348	6,677
Proceeds from sales of securities	—	177
Purchases of securities	(584,524)	(377,432)
Proceeds from maturities of and principal collected on securities	101,166	70,485
Purchases of Federal Home Loan Bank stock	(92,080)	(107,000)
Redemption of Federal Home Loan Bank stock	102,966	116,004
Proceeds from sales of real estate owned	53,045	51,017
Purchases of premises and equipment	(22,192)	(38,455)
Other, net	16,937	17,669
Net cash provided by (used in) investing activities	(686,600)	(1,224,367)
Cash flows from financing activities:
Net change in deposits	514,217	599,238
Net change in short-term borrowings	(4,084)	32,298
Proceeds from long-term borrowings	3,241,585	3,656,133
Payments on long-term borrowings	(3,570,356)	(3,706,122)
Net investment by (distribution to) non-controlling interest	(4,655)	(1,887)
Dividends paid on preferred stock	(14,541)	(14,541)
Dividends paid on common stock	(37,623)	(24,825)
Stock compensation tax (expense) benefit	(340)	362
Common shares sold to TCF employee benefit plans	5,838	19,273
Exercise of stock options	(684)	2,570
Net cash provided by (used in) financing activities	129,357	562,499
Net change in cash and due from banks	(232,856)	(329,186)
Cash and due from banks at beginning of period	889,337	1,115,250
Cash and due from banks at end of period	$656,481	$786,064
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$59,753	$46,881
Income taxes, net	(12,235)	43,119
Transfer of loans to other assets	76,417	80,233
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

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services. The reportable segments follow GAAP as described in Note 1, Summary of Significant Accounting Policies, in Item 8 of TCF's 2015 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. See Note 16, Business Segments for a description of the new segments.

Note 2.  Cash and Due from Banks

At September 30, 2016 and December 31, 2015, TCF Bank was required by Federal Reserve regulations to maintain reserves of $103.8 million and $101.6 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $51.2 million and $58.3 million at September 30, 2016 and December 31, 2015, respectively.

TCF had cash held in interest-bearing accounts of $398.0 million and $609.5 million at September 30, 2016 and December 31, 2015, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities consisted of the following:

	At September 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$791,208	$14,120	$53	$805,275	$627,521	$655	$6,246	$621,930
Other	22	—	—	22	34	—	—	34
Obligations of states and political subdivisions	597,594	17,573	643	614,524	262,189	4,732	—	266,921
Total securities available for sale	$1,388,824	$31,693	$696	$1,419,821	$889,744	$5,387	$6,246	$888,885
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$181,558	$12,158	$32	$193,684	$197,410	$5,247	$214	$202,443
Other	872	—	—	872	1,110	—	—	1,110
Other securities	2,800	—	—	2,800	3,400	—	—	3,400
Total securities held to maturity	$185,230	$12,158	$32	$197,356	$201,920	$5,247	$214	$206,953

There were no sales of securities available for sale during the third quarter and first nine months of 2016. During the third quarter and first nine months of 2015, TCF sold $0.2 million of securities available for sale and received cash proceeds of $0.2 million. At September 30, 2016 and December 31, 2015, mortgage-backed securities with a carrying value of $8.5 million and $17.1 million, respectively, were pledged as collateral to secure certain deposits and borrowings. There were no impairment charges recognized on securities available for sale during the third quarter and first nine months of 2016 and 2015. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

TCF recorded $0.6 million and $0.7 million of impairment charges for the third quarter and first nine months of 2016, respectively, on securities held to maturity compared with $0.2 million and $0.3 million for the same periods in 2015.

The following tables show the gross unrealized losses and fair value of securities available for sale and securities held to maturity at September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time the securities were in a continuous loss position:

	At September 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$32,870	$53	$—	$—	$32,870	$53
Obligations of states and political subdivisions	74,474	643	—	—	74,474	643
Total securities available for sale	$107,344	$696	$—	$—	$107,344	$696

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,964	$32	$—	$—	$1,964	$32
Total securities held to maturity	$1,964	$32	$—	$—	$1,964	$32

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,127	$6,246	$—	$—	$552,127	$6,246
Total securities available for sale	$552,127	$6,246	$—	$—	$552,127	$6,246

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$12,333	$100	$1,732	$114	$14,065	$214
Total securities held to maturity	$12,333	$100	$1,732	$114	$14,065	$214

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity at September 30, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2016		At December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$1	$1	$1	$1
Due in 1-5 years	22	22	38	38
Due in 5-10 years	307,812	320,329	268,638	272,511
Due after 10 years	1,080,989	1,099,469	621,067	616,335
Total securities available for sale	$1,388,824	$1,419,821	$889,744	$888,885

Securities held to maturity:
Due in one year or less	$—	$—	$100	$100
Due in 1-5 years	1,200	1,200	1,900	1,900
Due in 5-10 years	1,600	1,600	1,400	1,400
Due after 10 years	182,430	194,556	198,520	203,553
Total securities held to maturity	$185,230	$197,356	$201,920	$206,953

Note 4.  Loans and Leases

Loans and leases consisted of the following:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	Percent Change
Consumer real estate:
First mortgage lien	$2,313,044	$2,624,956	(11.9)%
Junior lien	2,674,280	2,839,316	(5.8)
Total consumer real estate	4,987,324	5,464,272	(8.7)
Commercial:
Commercial real estate:
Permanent	2,214,685	2,267,218	(2.3)
Construction and development	301,363	326,211	(7.6)
Total commercial real estate	2,516,048	2,593,429	(3.0)
Commercial business	634,151	552,403	14.8
Total commercial	3,150,199	3,145,832	0.1
Leasing and equipment finance	4,236,224	4,012,248	5.6
Inventory finance	2,261,086	2,146,754	5.3
Auto finance	2,731,900	2,647,596	3.2
Other	17,886	19,297	(7.3)
Total loans and leases(1)	$17,384,619	$17,435,999	(0.3)

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $62.5 million and $73.7 million at September 30, 2016 and December 31, 2015, respectively.

The consumer real estate junior lien portfolio was comprised of $2.4 billion of home equity lines of credit ("HELOCs") and $292.2 million of amortizing consumer real estate junior lien mortgage loans at September 30, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively. At both September 30, 2016 and December 31, 2015, $1.8 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until the year 2021 or later. At September 30, 2016 and December 31, 2015, $561.4 million and $664.5 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of September 30, 2016, 18.2% of these loans mature prior to the year 2021.

The following table summarizes the carrying value of consumer real estate loans and consumer auto loans sold with servicing retained, cash received, securitization receivable recorded, interest-only strips received and recognized net gains for the three and nine months ended September 30, 2016 and 2015. No servicing assets or liabilities related to consumer real estate or consumer auto loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2016		2015		2016		2015
	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans	Consumer Real Estate Loans	Consumer Auto Loans
Sales proceeds, net(1)	$450,666	$631,511	$250,994	$452,249	$1,129,251	$1,614,213	$898,387	$1,113,036
Recorded investment in loans sold, including accrued interest	(438,900)	(619,324)	(246,793)	(441,477)	(1,107,327)	(1,603,413)	(878,468)	(1,084,348)
Securitization receivable	—	—	—	—	—	18,620	—	—
Interest-only strips, initial value	2,513	—	2,711	—	13,426	5,695	6,948	—
Net gains(2)	$14,279	$12,187	$6,912	$10,772	$35,350	$35,115	$26,867	$28,688

(1)	Includes transaction fees and other sales related costs.

(2)	Excludes subsequent adjustments and valuation adjustments while held for sale.

TCF has two consumer real estate loan sale programs; one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in our primary banking markets and sells the loans through a correspondent relationship. Included in the consumer real estate recognized net gains for the third quarter and first nine months of 2016 were $2.1 million and $5.7 million, respectively, on the recorded investments of $95.9 million and $257.5 million, respectively, in first mortgage lien loans sold related to the correspondent lending program, including accrued interest. Included in the consumer real estate recognized net gains for the third quarter and first nine months of 2015 were $1.7 million and $4.7 million, respectively, on the recorded investments of $76.7 million and $212.9 million, respectively, in first mortgage lien loans sold related to the correspondent lending program, including accrued interest.

Included in the consumer auto loans sold in the table above are amounts related to the completion of securitizations. During the third quarter and first nine months of 2016, TCF transferred the recorded investment of $519.3 million and $933.6 million, respectively, in consumer auto loans, including accrued interest, with servicing retained, to trusts in securitization transactions, received net sales proceeds of $525.7 million and $926.0 million, respectively, recorded a securitization receivable of $18.6 million in the first nine months of 2016 and recognized net gains of $6.4 million and $11.0 million, respectively, which qualified for sale accounting. During the third quarter and first nine months of 2015, TCF transferred the recorded investment of $441.5 million and $880.8 million, respectively, in consumer auto loans, including accrued interest, with servicing retained, to trusts in securitization transactions, received net sales proceeds of $452.2 million and $902.8 million, respectively, and recognized net gains of $10.8 million and $22.0 million, respectively, which qualified for sale accounting. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature. TCF has concluded it is not the primary beneficiary of the trusts and they are not consolidated.

Total interest-only strips and the contractual liabilities related to loan sales are shown below.

(In thousands)	At September 30, 2016	At December 31, 2015
Interest-only strips attributable to:
Consumer real estate loan sales	$27,238	$19,182
Consumer auto loan sales	15,907	25,150
Contractual liabilities attributable to:
Consumer real estate loan sales	$772	$702
Consumer auto loan sales	173	185

TCF recorded $0.2 million and $0.8 million of impairment charges on consumer real estate loan interest-only strips for the third quarter and first nine months of 2016, respectively, compared with none for the same periods in 2015. TCF recorded $2.3 million of impairment charges on consumer auto loan interest-only strips for both the third quarter and first nine months of 2016, compared with $0.4 million and $0.9 million for the same periods in 2015.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations and warranties regarding the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer, the loan's compliance with the criteria set forth in the agreement, payment delinquency and compliance with applicable laws and regulations. TCF may be required to repurchase loans in the event of an unremedied breach of these representations or warranties. During the nine months ended September 30, 2016 and 2015, losses related to repurchases pursuant to such representations and warranties were immaterial. The majority of such repurchases were of consumer auto loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses and other related information. TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended September 30, 2016:
Balance, beginning of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572
Charge-offs	(4,058)	(4)	(2,513)	(697)	(6,756)	(2,216)	(16,244)
Recoveries	1,838	80	671	129	999	1,062	4,779
Net (charge-offs) recoveries	(2,220)	76	(1,842)	(568)	(5,757)	(1,154)	(11,465)
Provision for credit losses	1,402	411	2,367	335	8,361	1,018	13,894
Other	(1,855)	—	—	(44)	(3,261)	—	(5,160)
Balance, end of period	$62,092	$31,648	$20,649	$11,807	$29,115	$530	$155,841

At or For the Three Months Ended September 30, 2015:
Balance, beginning of period	$74,687	$30,205	$17,669	$10,879	$22,061	$614	$156,115
Charge-offs	(6,310)	(487)	(1,583)	(463)	(4,594)	(1,901)	(15,338)
Recoveries	1,832	514	702	319	915	1,115	5,397
Net (charge-offs) recoveries	(4,478)	27	(881)	(144)	(3,679)	(786)	(9,941)
Provision for credit losses	780	(226)	1,389	546	6,750	779	10,018
Other	(660)	—	—	(160)	(1,410)	—	(2,230)
Balance, end of period	$70,329	$30,006	$18,177	$11,121	$23,722	$607	$153,962

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(14,550)	(668)	(6,125)	(2,084)	(18,683)	(5,524)	(47,634)
Recoveries	5,094	330	1,834	696	2,743	3,435	14,132
Net (charge-offs) recoveries	(9,456)	(338)	(4,291)	(1,388)	(15,940)	(2,089)	(33,502)
Provision for credit losses	8,963	1,801	5,922	1,925	26,001	1,374	45,986
Other	(5,407)	—	—	142	(7,432)	—	(12,697)
Balance, end of period	$62,092	$31,648	$20,649	$11,807	$29,115	$530	$155,841

At or For the Nine Months Ended September 30, 2015:
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(27,074)	(3,944)	(5,447)	(1,812)	(12,943)	(5,226)	(56,446)
Recoveries	5,626	2,878	2,205	626	2,253	3,902	17,490
Net (charge-offs) recoveries	(21,448)	(1,066)	(3,242)	(1,186)	(10,690)	(1,324)	(38,956)
Provision for credit losses	8,660	(295)	2,973	2,627	20,186	1,186	35,337
Other	(2,244)	—	—	(340)	(4,004)	—	(6,588)
Balance, end of period	$70,329	$30,006	$18,177	$11,121	$23,722	$607	$153,962

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	At September 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$37,035	$31,516	$18,447	$11,582	$27,723	$528	$126,831
Individually evaluated for impairment	25,057	132	2,202	225	1,392	2	29,010
Total	$62,092	$31,648	$20,649	$11,807	$29,115	$530	$155,841
Loans and leases outstanding:
Collectively evaluated for impairment	$4,779,921	$3,101,536	$4,219,280	$2,259,513	$2,722,343	$17,878	$17,100,471
Individually evaluated for impairment	207,403	48,663	16,924	1,573	9,556	8	284,127
Loans acquired with deteriorated credit quality	—	—	20	—	1	—	21
Total	$4,987,324	$3,150,199	$4,236,224	$2,261,086	$2,731,900	$17,886	$17,384,619

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$38,819	$30,170	$16,994	$10,929	$23,471	$1,243	$121,626
Individually evaluated for impairment	29,173	15	2,024	199	3,015	2	34,428
Total	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Loans and leases outstanding:
Collectively evaluated for impairment	$5,248,829	$3,092,398	$3,997,544	$2,145,605	$2,637,269	$19,286	$17,140,931
Individually evaluated for impairment	215,443	53,434	14,669	1,149	10,308	11	295,014
Loans acquired with deteriorated credit quality	—	—	35	—	19	—	54
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

Accruing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF's accruing and non-accrual loans and leases. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At September 30, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,191,920	$6,546	$1,339	$2,199,805	$113,239	$2,313,044
Junior lien	2,627,405	696	—	2,628,101	46,179	2,674,280
Total consumer real estate	4,819,325	7,242	1,339	4,827,906	159,418	4,987,324
Commercial:
Commercial real estate	2,510,197	258	—	2,510,455	5,593	2,516,048
Commercial business	630,562	—	—	630,562	3,589	634,151
Total commercial	3,140,759	258	—	3,141,017	9,182	3,150,199
Leasing and equipment finance	4,217,716	4,902	1,184	4,223,802	12,288	4,236,090
Inventory finance	2,259,303	175	35	2,259,513	1,573	2,261,086
Auto finance	2,718,904	3,471	1,944	2,724,319	7,581	2,731,900
Other	17,873	5	3	17,881	5	17,886
Subtotal	17,173,880	16,053	4,505	17,194,438	190,047	17,384,485
Portfolios acquired with deteriorated credit quality	130	4	—	134	—	134
Total	$17,174,010	$16,057	$4,505	$17,194,572	$190,047	$17,384,619

	At December 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,489,235	$8,649	$2,916	$2,500,800	$124,156	$2,624,956
Junior lien	2,793,684	1,481	38	2,795,203	44,113	2,839,316
Total consumer real estate	5,282,919	10,130	2,954	5,296,003	168,269	5,464,272
Commercial:
Commercial real estate	2,586,692	—	—	2,586,692	6,737	2,593,429
Commercial business	548,814	1	—	548,815	3,588	552,403
Total commercial	3,135,506	1	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,998,469	1,728	564	4,000,761	11,262	4,012,023
Inventory finance	2,145,538	87	31	2,145,656	1,098	2,146,754
Auto finance	2,634,496	2,343	1,230	2,638,069	9,509	2,647,578
Other	19,274	13	7	19,294	3	19,297
Subtotal	17,216,202	14,302	4,786	17,235,290	200,466	17,435,756
Portfolios acquired with deteriorated credit quality	242	1	—	243	—	243
Total	$17,216,444	$14,303	$4,786	$17,235,533	$200,466	$17,435,999

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Contractual interest due on non-accrual loans and leases	$5,127	$5,428	$15,604	$15,992
Interest income recognized on non-accrual loans and leases	1,048	1,021	3,097	3,319
Unrecognized interest income	$4,079	$4,407	$12,507	$12,673

The following table provides information regarding consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed:

(In thousands)	At September 30, 2016	At December 31, 2015
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$15,273	$26,020
Non-accrual	23,493	20,264
Total consumer real estate loans to customers in bankruptcy	$38,766	$46,284

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

Total TDR loans at September 30, 2016 and December 31, 2015 were $218.0 million and $230.6 million, respectively, of which $129.7 million and $135.3 million, respectively, were accruing. TCF held consumer real estate TDR loans of $177.7 million and $185.8 million at September 30, 2016 and December 31, 2015, respectively, of which $101.9 million and $106.8 million, respectively, were accruing. TCF also held $26.9 million and $31.7 million of commercial TDR loans at September 30, 2016 and December 31, 2015, respectively, of which $21.5 million and $24.7 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at September 30, 2016 or December 31, 2015.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.4 million at both September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies. During the nine months ended September 30, 2016 and 2015, $0.1 million and $9.0 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and were performing.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the three months ended September 30, 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.3%, which compares to the original contractual average rate of 6.7%. For the three months ended September 30, 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.8%. The unrecognized interest income for the remaining classes of finance receivables was not material for the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.5 million and $0.5 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. For the nine months ended September 30, 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.6 million and $0.6 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.0%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the nine months ended September 30, 2016 and 2015.

The table below summarizes TDR loans that defaulted during the three and nine months ended September 30, 2016 and 2015, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Loan balance:(1)
Consumer real estate:
First mortgage lien	$2,150	$158	$6,635	$1,456
Junior lien	179	248	676	799
Total consumer real estate	2,329	406	7,311	2,255
Auto finance	334	282	1,233	676
Defaulted TDR loans modified during the applicable period	$2,663	$688	$8,544	$2,931

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $20.2 million, or 19.8% of the outstanding balance, at September 30, 2016, and $22.4 million, or 21.0% of the outstanding balance, at December 31, 2015. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 9% to 33% in 2016 and 10% to 33% in 2015, depending on modification type and actual experience. At September 30, 2016, 1.1% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.0% at December 31, 2015.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at September 30, 2016, $51.2 million, or 67.6%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 76.3% were current. Of the non-accrual TDR balance at December 31, 2015, $51.5 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or 0.1% of the outstanding balance, at both September 30, 2016 and December 31, 2015. No accruing commercial TDR loans were 60 days or more delinquent at September 30, 2016 and December 31, 2015.

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

The following table summarizes impaired loans:

	At September 30, 2016			At December 31, 2015
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$128,615	$108,903	$17,899	$145,749	$123,728	$20,880
Junior lien	64,977	53,281	6,232	70,122	58,366	6,837
Total consumer real estate	193,592	162,184	24,131	215,871	182,094	27,717
Commercial:
Commercial real estate	12,762	12,762	129	298	298	12
Commercial business	14	14	3	16	16	3
Total commercial	12,776	12,776	132	314	314	15
Leasing and equipment finance	10,670	10,670	1,356	7,259	7,259	822
Inventory finance	1,179	1,185	225	867	873	199
Auto finance	6,052	5,705	1,327	8,275	8,062	2,942
Other	7	8	2	21	11	2
Total impaired loans with an allowance recorded	224,276	192,528	27,173	232,607	198,613	31,697
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	18,853	13,331	—	7,100	3,228	—
Junior lien	27,369	2,217	—	26,031	520	—
Total consumer real estate	46,222	15,548	—	33,131	3,748	—
Commercial:
Commercial real estate	20,039	14,301	—	37,598	31,157	—
Commercial business	4,041	3,589	—	3,738	3,585	—
Total commercial	24,080	17,890	—	41,336	34,742	—
Inventory finance	385	388	—	274	276	—
Auto finance	3,708	2,336	—	2,003	1,177	—
Other	85	—	—	2	—	—
Total impaired loans without an allowance recorded	74,480	36,162	—	76,746	39,943	—
Total impaired loans	$298,756	$228,690	$27,173	$309,353	$238,556	$31,697

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2016 and 2015 are included within the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$114,966	$944	$126,426	$1,513	$116,315	$2,762	$113,365	$3,971
Junior lien	54,651	675	60,298	906	55,824	1,993	57,387	2,446
Total consumer real estate	169,617	1,619	186,724	2,419	172,139	4,755	170,752	6,417
Commercial:
Commercial real estate	12,926	100	19,183	174	6,530	230	36,143	777
Commercial business	15	—	18	—	15	—	17	—
Total commercial	12,941	100	19,201	174	6,545	230	36,160	777
Leasing and equipment finance	10,844	3	6,084	8	8,963	21	7,123	16
Inventory finance	777	10	1,869	17	1,030	41	1,529	66
Auto finance	5,871	33	5,309	8	6,883	72	4,557	8
Other	8	—	17	1	10	—	53	2
Total impaired loans with an allowance recorded	200,058	1,765	219,204	2,627	195,570	5,119	220,174	7,286
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	8,023	120	5,633	138	8,280	228	20,422	919
Junior lien	1,348	170	286	408	1,368	485	3,975	1,403
Total consumer real estate	9,371	290	5,919	546	9,648	713	24,397	2,322
Commercial:
Commercial real estate	15,101	170	37,109	507	22,729	606	41,988	1,674
Commercial business	3,869	—	2,014	—	3,587	—	2,077	5
Total commercial	18,970	170	39,123	507	26,316	606	44,065	1,679
Inventory finance	333	35	497	22	332	69	693	77
Auto finance	2,241	—	1,134	—	1,757	—	909	—
Total impaired loans without an allowance recorded	30,915	495	46,673	1,075	38,053	1,388	70,064	4,078
Total impaired loans	$230,973	$2,260	$265,877	$3,702	$233,623	$6,507	$290,238	$11,364

Note 6.  Deposits

Deposits consisted of the following:

	At September 30, 2016			At December 31, 2015
(Dollars in thousands)	Weighted-Average Rate	Amount	% of Total	Weighted-Average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,350,978	19.4%	—%	$3,187,581	19.1%
Interest bearing	0.01	2,479,079	14.4	0.02	2,502,978	14.9
Total checking	0.01	5,830,057	33.8	0.01	5,690,559	34.0
Savings	0.03	4,670,281	27.1	0.06	4,717,457	28.2
Money market	0.62	2,450,576	14.2	0.63	2,408,180	14.5
Certificates of deposit	1.06	4,283,292	24.9	0.91	3,903,793	23.3
Total deposits	0.36	$17,234,206	100.0%	0.30	$16,719,989	100.0%

Certificates of deposit had the following remaining maturities at September 30, 2016:

(In thousands)	Denominations $100 Thousand or Greater	Denominations Less Than $100 Thousand	Total
Maturity:
Three months or less	$355,778	$341,958	$697,736
Over three through six months	382,681	383,483	766,164
Over six through 12 months	756,120	756,972	1,513,092
Over 12 months	660,307	645,993	1,306,300
Total	$2,154,886	$2,128,406	$4,283,292

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 were $599.3 million and $484.2 million at September 30, 2016 and December 31, 2015, respectively.

Note 7.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of one year or less) consisted of the following:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$1,514	0.10%	$5,381	0.03%
Total	$1,514	0.10	$5,381	0.03
Average daily balances for the period ended:
Federal funds purchased	$113	0.75%	$225	0.45%
Securities sold under repurchase agreements	5,771	0.39	16,431	0.06
Line of Credit - TCF Commercial Finance Canada, Inc.	1,834	1.75	2,166	1.96
Total	$7,718	0.72	$18,822	0.28
Maximum month-end balances for the period ended:
Securities sold under repurchase agreements	$3,391	N.A.	$62,995	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,907	N.A.	5,519	N.A.
N.A. Not Applicable.

At September 30, 2016, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $7.4 million.

Note 8.  Long-term Borrowings

Long-term borrowings consisted of the following:

		At September 30, 2016				At December 31, 2015
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2016	$150,000	0.71%	-	0.72%	$447,000	0.54%	-	1.17%
	2017	—			—	125,000	0.49	-	0.51
	2018	150,000			0.54	—			—
Subtotal		300,000				572,000
Subordinated bank notes	2016	—			—	74,992			5.50
	2022	108,603			6.25	108,454			6.25
	2025	148,003			4.60	147,861			4.60
Hedge-related basis adjustment(1)		7,659				(209)
Subtotal		264,265				331,098
Discounted lease rentals	2016	15,154	2.46	-	6.88	48,120	2.39	-	7.95
	2017	56,434	2.45	-	7.88	41,969	2.45	-	7.88
	2018	40,221	2.55	-	7.95	24,496	2.55	-	7.95
	2019	21,566	2.53	-	6.00	9,329	2.53	-	6.00
	2020	10,093	2.64	-	6.90	2,035	2.95	-	5.15
	2021	3,508	2.88	-	4.57	83			4.57
Subtotal		146,976				126,032
Other long-term borrowings	2016	—			—	2,685			1.36
	2017	2,755			1.36	2,742			1.36
Subtotal		2,755				5,427
Total long-term borrowings		$713,996				$1,034,557

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At September 30, 2016, TCF Bank had pledged loans secured by residential and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.1 billion as collateral for FHLB advances. At September 30, 2016, $150.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $445.4 million at September 30, 2016, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table presents regulatory capital information for TCF and TCF Bank:

	TCF		TCF Bank
	At September 30,	At December 31,	At September 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2016	2015	2016	2015
Regulatory Capital:
Common equity Tier 1 capital	$1,936,029	$1,814,442	$2,110,923	$1,992,584
Tier 1 capital	2,215,312	2,092,195	2,129,849	2,008,585
Total capital	2,596,697	2,487,060	2,546,708	2,425,682

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.35%	10.00%	11.29%	10.99%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.85	11.54	11.39	11.07	8.00	6.00
Total risk-based capital ratio	13.89	13.71	13.62	13.37	10.00	8.00
Tier 1 leverage ratio	10.66	10.46	10.25	10.04	5.00	4.00

(1)	Excludes capital conservation buffer of 0.625% as of September 30, 2016.

Note 10.  Stock Compensation

The following table reflects TCF's restricted stock and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the nine months ended September 30, 2016:

	Restricted Stock					Stock Options
	Shares	Price Range			Weighted- Average Grant Date Fair Value	Shares	Price Range			Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2015	3,273,086	$6.16	-	$16.28	$13.09	1,379,000	$12.85	-	$15.75	2.17	$14.07
Granted	834,000	9.48	-	13.05	12.05	—	—	-	—	—	—
Exercised	—	—	-	—	—	(800,000)	12.85	-	12.85	—	12.85
Forfeited/canceled	(205,483)	6.16	-	15.96	13.54	(118,000)	15.75	-	15.75	—	15.75
Vested	(401,225)	9.65	-	15.96	13.10	—	—	-	—	—	—
Outstanding at September 30, 2016	3,500,378	7.73	-	16.28	12.81	461,000	15.75	-	15.75	1.31	15.75
Exercisable at September 30, 2016	N.A.				N.A.	461,000	15.75	-	15.75		15.75
N.A. Not Applicable.

Unrecognized stock compensation expense for restricted stock awards and options was $27.0 million, excluding estimated forfeitures, with a weighted-average remaining amortization period of 2.0 years at September 30, 2016.

At September 30, 2016, there were 50,000 and 1,050,000 shares of performance-based restricted stock outstanding under the Omnibus Incentive Plan and Incentive Stock Program, respectively, that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance and service conditions will result in all or a portion of the shares being forfeited.

The number of restricted stock units granted under the Omnibus Incentive Plan was 228,867 at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. The weighted-average remaining amortization period of the restricted stock units was 1.9 years at September 30, 2016.

Valuation and related assumption information for TCF's stock option plans related to options issued in 2008 have not changed significantly from December 31, 2015 and no stock options were subsequently issued under the Incentive Stock Program. As of September 30, 2016, no stock options were issued under the Omnibus Incentive Plan.

Note 11.  Employee Benefit Plans

The following tables set forth the net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three and nine months ended September 30, 2016 and 2015:

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$321	$303	$961	$911
Return on plan assets	(147)	(159)	(440)	(479)
Net periodic benefit plan (income) cost	$174	$144	$521	$432

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$37	$39	$113	$115
Amortization of prior service cost	(12)	(12)	(35)	(35)
Net periodic benefit plan (income) cost	$25	$27	$78	$80

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2016 or 2015. During the three and nine months ended September 30, 2016 and 2015, TCF contributed $0.1 million and $0.3 million, respectively, to the Postretirement Plan.

Note 12.  Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. The Company's derivative instruments are subject to master netting arrangements and collateral arrangements and qualify for offset in the Consolidated Statements of Financial Condition. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company's policy is to recognize amounts subject to master netting arrangements and collateral arrangements on a net basis in the Consolidated Statements of Financial Condition. The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. A contract that has been, and is expected to continue to be, effective at offsetting changes in fair values or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

TCF enters into interest rate lock commitments in conjunction with the sale of certain consumer real estate loans. These interest rate lock commitments are agreements to extend credit under certain specified terms and conditions at fixed rates and have original lock expirations of up to 60 days. They are not designated as hedges and accordingly, changes in the valuation of these commitments are reflected in non-interest income.

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

The following tables summarize TCF's outstanding derivative instruments as of September 30, 2016 and December 31, 2015. See Note 13, Fair Value Disclosures, for additional information.

	At September 30, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$8,990	$(3,703)	$5,287
Forward foreign exchange contracts	59,649	447	(182)	265
Derivatives not designated as hedges:
Forward foreign exchange contracts	194,259	2,196	(1,504)	692
Interest rate contracts	126,451	3,827	—	3,827
Interest rate lock commitments	52,088	866	—	866
Total derivative assets		$16,326	$(5,389)	$10,937
Derivative Liabilities:
Derivatives not designated as hedges:
Forward foreign exchange contracts	202,486	835	(791)	44
Interest rate contracts	126,451	4,002	(4,002)	—
Other contracts	13,804	387	(387)	—
Interest rate lock commitments	374	4	—	4
Total derivative liabilities		$5,228	$(5,180)	$48

	At December 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$47,409	$858	$—	$858
Derivatives not designated as hedges:
Forward foreign exchange contracts	260,678	5,057	(2,081)	2,976
Interest rate contracts	111,347	2,093	—	2,093
Interest rate lock commitments	50,667	729	—	729
Total derivative assets		$8,737	$(2,081)	$6,656
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$142	$(142)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	187,902	1,192	(1,081)	111
Interest rate contracts	111,347	2,175	(2,175)	—
Other contracts	13,804	305	(305)	—
Interest rate lock commitments	3,218	13	—	13
Total derivative liabilities		$3,827	$(3,703)	$124

The following table summarizes the pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2016	2015	2016	2015
Consolidated Statements of Income:
Fair value hedges:
Interest rate contracts	Other non-interest income	$(1,407)	$6,296	$9,132	$2,029
Non-derivative hedged items	Other non-interest income	1,333	(5,425)	(7,868)	(1,862)
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	5,979	26,574	(23,459)	55,866
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	(91)	189	146	359
Interest rate contracts	Other non-interest income	27	(48)	(92)	(28)
Other contracts	Other non-interest expense	—	—	(319)	—
Net gain (loss) recognized		$5,841	$27,586	$(22,460)	$56,364
Consolidated Statements of Comprehensive Income:
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$904	$2,858	$(2,691)	$5,772
Net unrealized gain (loss)		$904	$2,858	$(2,691)	$5,772

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

At September 30, 2016, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $121.9 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $2.4 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at September 30, 2016.

At September 30, 2016, TCF had posted $2.8 million, $1.4 million and $0.4 million of cash collateral related to its interest rate contracts, other contracts and forward foreign exchange contracts, respectively, and had received $1.2 million of cash collateral related to its forward foreign exchange contracts.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans and leases held for sale, interest-only strips, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, other real estate owned, repossessed and returned assets and the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Interest Rate Contracts TCF executes interest rate swap agreements with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, minimizing TCF's net risk exposure resulting from such transactions. TCF has an interest rate swap agreement to convert its $150.0 million of fixed-rate subordinated notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at September 30, 2016 and December 31, 2015 was $33.7 million and $50.0 million, respectively. Repossessed and returned assets at September 30, 2016 and December 31, 2015 was $8.8 million and $8.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $2.0 million and $7.0 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and nine months ended September 30, 2016, respectively, compared with $2.9 million and $10.4 million for the same periods in 2015.

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

Other Contracts TCF has a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the Visa agreement is based upon TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis:

	Fair Value Measurements at September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$805,275	$—	$805,275
Other	—	—	22	22
Obligations of states and political subdivisions	—	614,524	—	614,524
Loans and leases held for sale	—	—	6,331	6,331
Interest-only strips	—	—	43,145	43,145
Forward foreign exchange contracts(1)	—	2,643	—	2,643
Interest rate contracts(1)	—	12,817	—	12,817
Interest rate lock commitments(1)	—	—	866	866
Forward loan sales commitments	—	—	3	3
Assets held in trust for deferred compensation plans	22,156	—	—	22,156
Total assets	$22,156	$1,435,259	$50,367	$1,507,782
Forward foreign exchange contracts(1)	$—	$835	$—	$835
Interest rate contracts(1)	—	4,002	—	4,002
Interest rate lock commitments(1)	—	—	4	4
Forward loan sales commitments	—	—	199	199
Liabilities held in trust for deferred compensation plans	22,156	—	—	22,156
Other contracts(1)	—	—	387	387
Total liabilities	$22,156	$4,837	$590	$27,583
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$3,272	$3,272
Loans	—	—	122,457	122,457
Other real estate owned:
Consumer	—	—	19,906	19,906
Commercial	—	—	3,874	3,874
Repossessed and returned assets	—	2,641	2,218	4,859
Total non-recurring fair value measurements	$—	$2,641	$151,727	$154,368

(1)
As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$621,930	$—	$621,930
Other	—	—	34	34
Obligations of states and political subdivisions	—	266,921	—	266,921
Loans and leases held for sale	—	—	10,568	10,568
Interest-only strips	—	—	44,332	44,332
Forward foreign exchange contracts(1)	—	5,915	—	5,915
Interest rate contracts(1)	—	2,093	—	2,093
Interest rate lock commitments(1)	—	—	729	729
Forward loan sales commitments	—	—	284	284
Assets held in trust for deferred compensation plans	19,731	—	—	19,731
Total assets	$19,731	$896,859	$55,947	$972,537
Forward foreign exchange contracts(1)	$—	$1,192	$—	$1,192
Interest rate contracts(1)	—	2,317	—	2,317
Interest rate lock commitments(1)	—	—	13	13
Forward loan sales commitments	—	—	19	19
Liabilities held in trust for deferred compensation plans	19,731	—	—	19,731
Other contracts(1)	—	—	305	305
Total liabilities	$19,731	$3,509	$337	$23,577
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$1,110	$1,110
Loans	—	—	130,797	130,797
Other real estate owned:
Consumer	—	—	37,619	37,619
Commercial	—	—	5,249	5,249
Repossessed and returned assets	—	2,673	2,197	4,870
Total non-recurring fair value measurements	$—	$2,673	$176,972	$179,645

(1)
As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative receivable and derivative payable balances are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the nine months ended September 30, 2016 and 2015.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended September 30, 2016:
Asset (liability) balance, beginning of period	$25	$7,565	$48,411	$953	$(317)	$(466)
Total net gains (losses) included in:
Net income	—	(72)	(819)	(91)	121	—
Other comprehensive income (loss)	—	—	784	—	—	—
Sales	—	(95,901)	—	—	—	—
Originations	—	94,739	2,513	—	—	—
Principal paydowns / settlements	(3)	—	(7,744)	—	—	79
Asset (liability) balance, end of period	$22	$6,331	$43,145	$862	$(196)	$(387)
At or For the Three Months Ended September 30, 2015:
Asset (liability) balance, beginning of period	$45	$4,962	$55,944	$455	$(5)	$(465)
Total net gains (losses) included in:
Net income	—	18	1,520	188	(13)	—
Sales	—	(76,677)	—	—	—	—
Originations	—	77,502	2,711	—	—	—
Principal paydowns / settlements	(7)	—	(9,476)	—	—	79
Asset (liability) balance, end of period	$38	$5,805	$50,699	$643	$(18)	$(386)

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Nine Months Ended September 30, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$44,332	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	126	1,697	146	(461)	(318)
Other comprehensive income (loss)	—	—	784	—	—	—
Sales	—	(257,641)	—	—	—	—
Originations	—	253,278	19,121	—	—	—
Principal paydowns / settlements	(12)	—	(22,789)	—	—	236
Asset (liability) balance, end of period	$22	$6,331	$43,145	$862	$(196)	$(387)
At or For the Nine Months Ended September 30, 2015:
Asset (liability) balance, beginning of period	$55	$3,308	$69,789	$285	$(23)	$(621)
Total net gains (losses) included in:
Net income	—	50	5,309	358	5	—
Sales	—	(212,940)	—	—	—	—
Originations	—	215,387	6,948	—	—	—
Principal paydowns / settlements	(17)	—	(31,347)	—	—	235
Asset (liability) balance, end of period	$38	$5,805	$50,699	$643	$(18)	$(386)

Fair Value Option

TCF Bank originates first mortgage lien loans in its primary banking markets and sells the loans through a correspondent relationship. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them. The following table presents the difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale:

(In thousands)	At September 30, 2016	At December 31, 2015
Fair value carrying amount	$6,331	$10,568
Aggregate unpaid principal amount	6,202	10,547
Fair value carrying amount less aggregate unpaid principal	$129	$21

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at September 30, 2016 or December 31, 2015. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $2.1 million and $5.9 million for the third quarter and first nine months of 2016, respectively, compared with $1.7 million and $4.7 million for the same periods in 2015, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2016 and December 31, 2015, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at September 30, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$59,707	$—	$59,707	$—	$59,707
Securities held to maturity	185,230	—	193,684	3,672	197,356
Loans and leases held for sale	386,673	—	—	400,494	400,494
Loans:
Consumer real estate	4,987,324	—	—	5,120,863	5,120,863
Commercial real estate	2,516,048	—	—	2,477,768	2,477,768
Commercial business	634,151	—	—	611,307	611,307
Equipment finance	1,997,295	—	—	1,987,842	1,987,842
Inventory finance	2,261,086	—	—	2,246,040	2,246,040
Auto finance	2,731,900	—	—	2,741,674	2,741,674
Other	17,886	—	—	13,642	13,642
Allowance for loan losses(1)	(155,841)	—	—	—	—
Securitization receivable(2)	18,743	—	—	18,743	18,743
Total financial instrument assets	$15,640,202	$—	$253,391	$15,622,045	$15,875,436
Financial instrument liabilities:
Deposits	$17,234,206	$12,950,914	$4,308,873	$—	$17,259,787
Long-term borrowings	713,996	—	714,964	2,755	717,719
Total financial instrument liabilities	$17,948,202	$12,950,914	$5,023,837	$2,755	$17,977,506
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,469	$—	$21,469	$—	$21,469
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$21,434	$—	$21,434	$—	$21,434

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$70,537	$—	$70,537	$—	$70,537
Securities held to maturity	201,920	—	202,443	4,510	206,953
Loans and leases held for sale	157,625	—	—	165,387	165,387
Loans:
Consumer real estate	5,464,272	—	—	5,543,273	5,543,273
Commercial real estate	2,593,429	—	—	2,556,018	2,556,018
Commercial business	552,403	—	—	531,274	531,274
Equipment finance	1,909,672	—	—	1,888,664	1,888,664
Inventory finance	2,146,754	—	—	2,132,435	2,132,435
Auto finance	2,647,596	—	—	2,650,429	2,650,429
Other	19,297	—	—	14,699	14,699
Allowance for loan losses(1)	(156,054)	—	—	—	—
Total financial instrument assets	$15,607,451	$—	$272,980	$15,486,689	$15,759,669
Financial instrument liabilities:
Deposits	$16,719,989	$12,816,196	$3,927,434	$—	$16,743,630
Long-term borrowings	1,034,557	—	1,035,846	5,427	1,041,273
Total financial instrument liabilities	$17,754,546	$12,816,196	$4,963,280	$5,427	$17,784,903
Financial instruments with off-balance sheet risk:(2)
Commitments to extend credit	$23,937	$—	$23,937	$—	$23,937
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$23,902	$—	$23,902	$—	$23,902

(1)	Expected credit losses are included in the estimated fair values.

(2)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method under which earnings are allocated to both common shares and participating securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2016	2015	2016	2015
Basic Earnings Per Common Share:
Net income available to common stockholders	$51,445	$47,728	$147,491	$130,090
Earnings allocated to participating securities	13	12	38	34
Earnings allocated to common stock	$51,432	$47,716	$147,453	$130,056
Weighted-average common shares outstanding for basic earnings per common share	167,366,069	165,990,432	167,155,393	165,479,029
Basic earnings per common share	$0.31	$0.29	$0.88	$0.79

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$51,432	$47,716	$147,453	$130,056
Weighted-average common shares outstanding used in basic earnings per common share calculation	167,366,069	165,990,432	167,155,393	165,479,029
Net dilutive effect of:
Non-participating restricted stock	516,083	355,408	478,641	312,402
Stock options	85,467	210,280	73,866	221,908
Weighted-average common shares outstanding for diluted earnings per common share	167,967,619	166,556,120	167,707,900	166,013,339
Diluted earnings per common share	$0.31	$0.29	$0.88	$0.78

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock and restricted stock units are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrants are included in the calculation of diluted earnings per common share using the treasury stock method.

For the three and nine months ended September 30, 2016, there were 5.1 million of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2015, there were 4.4 million and 4.6 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Other Expense

Other expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Loan and lease processing	$7,035	$6,626	$19,526	$17,950
Professional fees	3,993	5,034	13,170	15,793
Card processing and issuance cost	3,952	3,914	11,634	12,855
Outside processing	3,728	3,383	10,941	10,413
Travel	2,888	2,704	9,185	8,372
Telecommunications	2,696	2,720	8,477	8,918
Other	25,559	21,369	70,253	65,469
Total other expense	$49,851	$45,750	$143,186	$139,770

Note 16. Business Segments

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. Enterprise Services is comprised of (i) corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance and human resources, that provide services to the operating segments; (iii) the Holding Company; (iv) and eliminations.

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

The following tables set forth certain information for each of TCF's reportable segments, including a reconciliation of TCF's consolidated totals:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Three Months Ended September 30, 2016:
Net interest income	$140,887	$85,721	$(14,590)	$212,018
Provision for credit losses	10,720	3,174	—	13,894
Non-interest income	89,373	30,393	(92)	119,674
Non-interest expense	165,668	61,382	1,828	228,878
Income tax expense (benefit)	19,367	17,355	(6,465)	30,257
Income (loss) after income tax expense (benefit)	34,505	34,203	(10,045)	58,663
Income attributable to non-controlling interest	—	2,371	—	2,371
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$34,505	$31,832	$(14,892)	$51,445
Total assets	$8,759,858	$9,902,952	$2,421,346	$21,084,156
Revenues from external customers:
Interest income	$111,107	$112,834	$8,785	$232,726
Non-interest income	89,373	30,393	(92)	119,674
Total	$200,480	$143,227	$8,693	$352,400
At or For the Three Months Ended September 30, 2015:
Net interest income	$136,160	$83,717	$(14,607)	$205,270
Provision for credit losses	8,284	1,734	—	10,018
Non-interest income	81,518	29,856	878	112,252
Non-interest expense	160,624	59,430	2,230	222,284
Income tax expense (benefit)	18,311	18,526	(6,309)	30,528
Income (loss) after income tax expense (benefit)	30,459	33,883	(9,650)	54,692
Income attributable to non-controlling interest	—	2,117	—	2,117
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$30,459	$31,766	$(14,497)	$47,728
Total assets	$8,859,028	$9,336,974	$1,927,780	$20,123,782
Revenues from external customers:
Interest income	$110,420	$106,629	$6,555	$223,604
Non-interest income	81,518	29,856	878	112,252
Total	$191,938	$136,485	$7,433	$335,856

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Nine Months Ended September 30, 2016:
Net interest income	$420,886	$257,917	$(42,143)	$636,660
Provision for credit losses	36,278	9,708	—	45,986
Non-interest income	254,130	94,794	1,308	350,232
Non-interest expense	491,632	184,217	8,679	684,528
Income tax expense (benefit)	52,824	52,866	(18,924)	86,766
Income (loss) after income tax expense (benefit)	94,282	105,920	(30,590)	169,612
Income attributable to non-controlling interest	—	7,580	—	7,580
Preferred stock dividends	—	—	14,541	14,541
Net income (loss) available to common stockholders	$94,282	$98,340	$(45,131)	$147,491
Total assets	$8,759,858	$9,902,952	$2,421,346	$21,084,156
Revenues from external customers:
Interest income	$336,176	$338,461	$24,435	$699,072
Non-interest income	254,130	94,794	1,308	350,232
Total	$590,306	$433,255	$25,743	$1,049,304
At or For the Nine Months Ended September 30, 2015:
Net interest income	$402,127	$254,247	$(41,655)	$614,719
Provision for credit losses	30,184	5,153	—	35,337
Non-interest income	239,782	84,463	2,094	326,339
Non-interest expense	482,900	180,225	9,035	672,160
Income tax expense (benefit)	47,850	53,947	(19,539)	82,258
Income (loss) after income tax expense (benefit)	80,975	99,385	(29,057)	151,303
Income attributable to non-controlling interest	—	6,672	—	6,672
Preferred stock dividends	—	—	14,541	14,541
Net income (loss) available to common stockholders	$80,975	$92,713	$(43,598)	$130,090
Total assets	$8,859,028	$9,336,974	$1,927,780	$20,123,782
Revenues from external customers:
Interest income	$325,826	$322,347	$18,306	$666,479
Non-interest income	239,782	84,463	2,094	326,339
Total	$565,608	$406,810	$20,400	$992,818

Note 17.  Litigation Contingencies

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau ("CFPB") and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

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

Note 18.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects are presented in the table below.

	Three Months Ended September 30,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$(7,624)	$2,896	$(4,728)	$9,972	$(3,766)	$6,206
Reclassification of net (gains) losses to net income	425	(161)	264	281	(106)	175
Net unrealized gains (losses)	(7,199)	2,735	(4,464)	10,253	(3,872)	6,381
Net investment hedges:
Unrealized gains (losses) arising during the period	904	(343)	561	2,858	(1,079)	1,779
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	(957)	—	(957)	(3,049)	—	(3,049)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	4	(8)	(12)	4	(8)
Total other comprehensive income (loss)	$(7,264)	$2,396	$(4,868)	$10,050	$(4,947)	$5,103

	Nine Months Ended September 30,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$32,639	$(12,396)	$20,243	$2,971	$(1,122)	$1,849
Reclassification of net (gains) losses to net income	1,448	(550)	898	871	(329)	542
Net unrealized gains (losses)	34,087	(12,946)	21,141	3,842	(1,451)	2,391
Net investment hedges:
Unrealized gains (losses) arising during the period	(2,691)	1,022	(1,669)	5,772	(2,180)	3,592
Foreign currency translation adjustment:(1)
Unrealized gains (losses) arising during the period	2,791	—	2,791	(6,318)	—	(6,318)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(35)	13	(22)	(35)	13	(22)
Total other comprehensive income (loss)	$34,152	$(11,911)	$22,241	$3,261	$(3,618)	$(357)

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities, in interest income for those securities that were previously transferred to held to maturity and in other non-interest expense for interest-only strips. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At September 30, 2016 and 2015, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $13.3 million and $15.1 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 11, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

Accumulated other comprehensive income (loss) balances are presented in the table below.

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended September 30, 2016:
Balance, beginning of period	$15,898	$5,019	$(9,316)	$162	$11,763
Other comprehensive income (loss)	(4,728)	561	(957)	—	(5,124)
Amounts reclassified from accumulated other comprehensive income (loss)	264	—	—	(8)	256
Net other comprehensive income (loss)	(4,464)	561	(957)	(8)	(4,868)
Balance, end of period	$11,434	$5,580	$(10,273)	$154	$6,895
At or For the Three Months Ended September 30, 2015:
Balance, beginning of period	$(12,881)	$4,349	$(8,029)	$191	$(16,370)
Other comprehensive income (loss)	6,206	1,779	(3,049)	—	4,936
Amounts reclassified from accumulated other comprehensive income (loss)	175	—	—	(8)	167
Net other comprehensive income (loss)	6,381	1,779	(3,049)	(8)	5,103
Balance, end of period	$(6,500)	$6,128	$(11,078)	$183	$(11,267)

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Nine Months Ended September 30, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	20,243	(1,669)	2,791	—	21,365
Amounts reclassified from accumulated other comprehensive income (loss)	898	—	—	(22)	876
Net other comprehensive income (loss)	21,141	(1,669)	2,791	(22)	22,241
Balance, end of period	$11,434	$5,580	$(10,273)	$154	$6,895
At or For the Nine Months Ended September 30, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	1,849	3,592	(6,318)	—	(877)
Amounts reclassified from accumulated other comprehensive income (loss)	542	—	—	(22)	520
Net other comprehensive income (loss)	2,391	3,592	(6,318)	(22)	(357)
Balance, end of period	$(6,500)	$6,128	$(11,078)	$183	$(11,267)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At September 30, 2016, TCF had 341 branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). At December 31, 2015, TCF's primary banking markets also included Indiana.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, full-service supermarket branches, access to automated teller machine ("ATM") networks and internet, mobile and telephone banking. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or businesses. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth in its leasing and equipment finance, inventory finance and auto finance lending businesses.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 63.9% and 64.5% of TCF's total revenue for the third quarter and first nine months of 2016, respectively, compared with 64.6% and 65.3% for the same periods in 2015. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" and "Part II, Item 1A. Risk Factors" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF continues to sell or securitize loans, primarily in consumer real estate and auto finance, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF. In addition, growth in the leasing and equipment finance lending business results in increased non-interest income from sales-type and operating leases.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the third quarter and first nine months of 2016 and 2015, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 31 cents and 88 cents for the third quarter and first nine months of 2016, respectively, compared with 29 cents and 78 cents for the same periods in 2015. TCF reported net income of $56.3 million and $162.0 million for the third quarter and first nine months of 2016, respectively, compared with $52.6 million and $144.6 million for the same periods in 2015.

Return on average assets was 1.12% and 1.07% for the third quarter and first nine months of 2016, respectively, compared with 1.10% and 1.02% for the same periods in 2015. Return on average common equity was 9.59% and 9.39% for the third quarter and first nine months of 2016, respectively, compared with 9.76% and 9.07% for the same periods in 2015.

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
Consumer Banking generated net income available to common stockholders of $34.5 million and $94.3 million for the third quarter and first nine months of 2016, respectively, compared with $30.5 million and $81.0 million for the same periods in 2015.
Consumer Banking net interest income totaled $140.9 million and $420.9 million for the third quarter and first nine months of 2016, respectively, compared with $136.2 million and $402.1 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to higher average balances of loans held for sale and auto finance loans. The increase from the first nine months of 2015 was primarily driven by higher average balances of auto finance loans and loans held for sale. The increases from both periods were partially offset by lower interest income from consumer real estate first mortgage lien loan balances and higher interest expense on certificates of deposit.
Consumer Banking provision for credit losses totaled $10.7 million and $36.3 million for the third quarter and first nine months of 2016, respectively, compared with $8.3 million and $30.2 million for the same periods in 2015. The increases from both periods were primarily due to increased reserve requirements related to growth and higher charge-offs in the auto finance portfolio.
Consumer Banking non-interest income totaled $89.4 million and $254.1 million for the third quarter and first nine months of 2016, respectively, compared with $81.5 million and $239.8 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to increases in net gains on sales of consumer real estate loans, servicing fee income due to the cumulative effect of the increase in the portfolio of loans sold with servicing retained by TCF and net gains on sales of auto loans, partially offset by a decrease in fees and service charges. The increase from the first nine months of 2015 was primarily due to increases in servicing fee income due to the cumulative effect of the increase in the portfolio of loans sold with servicing retained by TCF and net gains on sales of auto loans and net gains on sales of consumer real estate loans, partially offset by a decrease in fees and service charges. Net gains on sales of auto loans totaled $11.6 million and $33.7 million for the third quarter and first nine months of 2016, respectively, compared with $10.4 million and $27.4 million for the same periods in 2015. Net gains on sales of consumer real estate loans totaled $13.5 million and $33.8 million for the third quarter and first nine months of 2016, respectively, compared with $7.1 million and $27.9 million for the same periods in 2015. Servicing fee income attributable to the Consumer Banking segment totaled $10.1 million and $27.5 million for the third quarter and first nine months of 2016, respectively, compared with $7.5 million and $21.0 million for the same periods in 2015. Average consumer real estate and auto loans serviced for others were $4.8 billion and $4.5 billion for the third quarter and first nine months of 2016, respectively, compared with $3.7 billion and $3.5 billion for the same periods in 2015. Fees and service charges attributable to the Consumer Banking segment totaled $33.3 million and $97.3 million for the third quarter and first nine months of 2016, respectively, compared with $35.5 million and $102.9 million for the same periods in 2015. The decreases from both periods were primarily attributable to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Consumer Banking non-interest expense totaled $165.7 million and $491.6 million for the third quarter and first nine months of 2016, respectively, compared with $160.6 million and $482.9 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to higher occupancy and equipment expense, higher impairment charges on interest-only strips and higher severance expense, partially offset by decreases in compensation and benefits expense and net expense related to foreclosed real estate and repossessed assets due primarily to lower operating costs associated with maintaining fewer consumer properties and lower write-downs on existing foreclosed consumer properties. The increase in non-interest expense from the first nine months of 2015 was primarily due to higher occupancy and equipment expense and branch realignment expense of $3.5 million related to the pending closure of two traditional branches and the closure of 33 in-store branches. There was no branch realignment expense during 2015. In addition, compensation and benefits expense increased from the first nine months of 2015 primarily due to increased staff levels to support the growth of auto finance and higher incentives based on production results. These increases were partially offset by a decrease in net expense related to foreclosed real estate and repossessed assets due to lower operating costs associated with maintaining fewer consumer properties, lower write-downs on existing foreclosed consumer properties and higher gains on sales of consumer properties, as well as a decrease in FDIC insurance expense.
Wholesale Banking
Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $31.8 million and $98.3 million for the third quarter and first nine months of 2016, respectively, compared with $31.8 million and $92.7 million for the same periods in 2015.
Wholesale Banking net interest income totaled $85.7 million and $257.9 million for the third quarter and first nine months of 2016, respectively, compared with $83.7 million and $254.2 million for the same periods in 2015. The increases from both periods were primarily due to higher interest income from inventory finance loans and higher average loan and lease balances in the leasing and equipment finance portfolio.
Wholesale Banking provision for credit losses totaled $3.2 million and $9.7 million for the third quarter and first nine months of 2016, respectively, compared with $1.7 million and $5.2 million for the same periods in 2015. The increases from both periods were primarily due to increased reserve requirements related to growth and higher net charge-offs in the leasing and equipment finance portfolio.
Wholesale Banking non-interest income totaled $30.4 million and $94.8 million for the third quarter and first nine months of 2016, respectively, compared with $29.9 million and $84.5 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to an increase in leasing and equipment finance income due to higher operating lease revenue, partially offset by a decrease in sales-type lease revenue. The increase from the first nine months of 2015 was primarily due to an increase in leasing and equipment finance income due to higher operating lease revenue, sales-type lease revenue and gains on non-recourse sales.
Wholesale Banking non-interest expense totaled $61.4 million and $184.2 million for the third quarter and first nine months of 2016, respectively, compared with $59.4 million and $180.2 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to increases in (i) allocated costs due to the further build out of risk management and credit, and (ii) operating lease depreciation, partially offset by decreases in (iii) compensation and benefits expense, and (iv) net expense related to foreclosed real estate and repossessed assets primarily due to lower operating costs associated with maintaining fewer commercial properties and lower write-downs on existing foreclosed commercial properties. The increase from the first nine months of 2015 was primarily due to increases in (i) allocated costs due to the further build out of risk management and credit, and (ii) operating lease depreciation, partially offset by decreases in (iii) net expense related to foreclosed real estate and repossessed assets due to lower operating costs associated with maintaining fewer commercial properties, lower write-downs on existing foreclosed commercial properties and higher gains on sales of commercial properties, (iv) compensation and benefits expense, and (v) occupancy and equipment expense.

Enterprise Services
Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance and human resources, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals, such as funds transfer pricing mismatches.
Enterprise Services generated a net loss available to common stockholders of $14.9 million and $45.1 million for the third quarter and first nine months of 2016, respectively, compared with a net loss of $14.5 million and $43.6 million for the same periods in 2015.
Enterprise Services net interest expense totaled $14.6 million and $42.1 million for the third quarter and first nine months of 2016, respectively, compared with $14.6 million and $41.7 million for the same periods in 2015. The increase from the first nine months of 2015 was primarily driven by an increase in funds transfer pricing mismatches, partially offset by an increase in interest income attributable to higher average balances of securities available for sale.
Enterprise Services non-interest income totaled $(0.1) million and $1.3 million for the third quarter and first nine months of 2016, respectively, compared with $0.9 million and $2.1 million for the same periods in 2015. The decrease from the third quarter of 2015 was due to net losses recognized on the change in value of an interest rate swap agreement and the change in value of the related subordinated debt. The decrease from the first nine months of 2015 was primarily due to a gain of $1.7 million related to appreciation of an investment that was donated to the TCF Foundation in the first quarter of 2015, partially offset by net gains recognized on the change in value of an interest rate swap agreement and the change in value of the related subordinated debt.
Enterprise Services non-interest expense totaled $1.8 million and $8.7 million for the third quarter and first nine months of 2016, respectively, compared with $2.2 million and $9.0 million for the same periods in 2015. The decreases from both periods were primarily due to an increase in recoveries of allocated expenses and a decrease in occupancy and equipment expense, partially offset by an increase in compensation and benefits expense.
Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 63.9% and 64.5% of TCF's total revenue for the third quarter and first nine months of 2016, respectively, compared with 64.6% and 65.3% for the same periods in 2015. Net interest income was $212.0 million and $636.7 million for the third quarter and first nine months of 2016, respectively, compared with $205.3 million and $614.7 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to higher interest income from inventory finance loans and higher average balances of (i) loans and leases held for sale, (ii) securities available for sale, (iii) auto finance loans and (iv) leasing and equipment finance loans and leases. The increase from the first nine months of 2015 was primarily due to higher average balances of auto finance loans, inventory finance loans, loans and leases held for sale, and securities available for sale. The increases from both periods were partially offset by lower interest income from consumer real estate first mortgage lien loan balances and higher interest expense on certificates of deposit.

Net interest income on a fully tax-equivalent basis divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases.

Net interest margin was 4.34% and 4.35% for the third quarter and first nine months of 2016, respectively, compared with 4.40% and 4.45% for the same periods in 2015. The decreases from both periods were primarily due to higher average interest rates resulting from promotions for certificates of deposit. The decrease from the first nine months of 2015 was also due to margin compression resulting from the impact of the ongoing low interest rate environment.

The following tables summarize TCF's average balances, interest, dividends and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis:

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$331,107	$2,380	2.86%	$463,312	$2,937	2.52%
Securities held to maturity	187,414	1,049	2.24	205,264	1,361	2.65
Securities available for sale:(3)
Taxable	747,890	4,167	2.23	601,889	3,658	2.43
Tax-exempt(4)	570,013	4,553	3.19	92,484	774	3.35
Loans and leases held for sale	558,649	11,406	8.12	348,215	7,895	9.00
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,216,945	32,041	5.75	2,637,875	37,988	5.72
Variable-rate	2,918,631	38,796	5.29	2,968,507	38,287	5.12
Total consumer real estate	5,135,576	70,837	5.49	5,606,382	76,275	5.40
Commercial:
Fixed-rate	944,347	11,675	4.92	1,137,744	14,484	5.05
Variable- and adjustable-rate	2,147,768	21,121	3.91	1,980,280	18,958	3.80
Total commercial	3,092,115	32,796	4.22	3,118,024	33,442	4.26
Leasing and equipment finance	4,147,488	46,422	4.48	3,821,590	43,863	4.59
Inventory finance	2,272,409	34,665	6.07	2,036,054	29,915	5.83
Auto finance	2,670,272	27,251	4.06	2,361,057	24,557	4.13
Other	9,252	136	5.85	9,833	157	6.31
Total loans and leases	17,327,112	212,107	4.88	16,952,940	208,209	4.88
Total interest-earning assets	19,722,185	235,662	4.76	18,664,104	224,834	4.79
Other assets(6)	1,303,670			1,217,396
Total assets	$21,025,855			$19,881,500
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,771,840			$1,649,995
Small business	894,761			852,211
Commercial and custodial	583,430			516,461
Total non-interest bearing deposits	3,250,031			3,018,667
Interest-bearing deposits:
Checking	2,434,934	88	0.01	2,399,119	135	0.02
Savings	4,661,565	399	0.03	4,860,509	638	0.05
Money market	2,496,590	3,823	0.61	2,297,893	3,571	0.62
Certificates of deposit	4,304,990	11,541	1.07	3,400,282	7,958	0.93
Total interest-bearing deposits	13,898,079	15,851	0.45	12,957,803	12,302	0.38
Total deposits	17,148,110	15,851	0.37	15,976,470	12,302	0.31
Borrowings:
Short-term borrowings	8,485	19	0.86	30,326	17	0.22
Long-term borrowings	729,737	4,838	2.65	1,057,903	6,015	2.27
Total borrowings	738,222	4,857	2.63	1,088,229	6,032	2.21
Total interest-bearing liabilities	14,636,301	20,708	0.56	14,046,032	18,334	0.52
Total deposits and borrowings	17,886,332	20,708	0.46	17,064,699	18,334	0.43
Other liabilities	708,048			578,718
Total liabilities	18,594,380			17,643,417
Total TCF Financial Corp. stockholders' equity	2,409,312			2,218,614
Non-controlling interest in subsidiaries	22,163			19,469
Total equity	2,431,475			2,238,083
Total liabilities and equity	$21,025,855			$19,881,500
Net interest income and margin		$214,954	4.34		$206,500	4.40

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $138.2 million and $107.5 million for the third quarter of 2016 and 2015, respectively.

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$334,210	$6,992	2.79%	$559,443	$9,650	2.31%
Securities held to maturity	193,780	3,484	2.40	208,891	4,150	2.65
Securities available for sale:(3)
Taxable	695,721	11,838	2.27	548,161	10,239	2.49
Tax-exempt(4)	457,308	11,049	3.22	33,640	839	3.33
Loans and leases held for sale	475,017	29,878	8.40	322,022	21,505	8.93
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,324,648	100,386	5.77	2,774,523	121,044	5.83
Variable-rate	2,959,168	117,625	5.31	2,853,636	109,476	5.13
Total consumer real estate	5,283,816	218,011	5.51	5,628,159	230,520	5.48
Commercial:
Fixed-rate	979,913	36,233	4.94	1,201,022	45,168	5.03
Variable- and adjustable-rate	2,140,039	63,601	3.97	1,938,947	55,972	3.86
Total commercial	3,119,952	99,834	4.27	3,139,969	101,140	4.31
Leasing and equipment finance	4,057,755	135,900	4.47	3,767,954	131,086	4.64
Inventory finance	2,422,979	105,633	5.82	2,145,535	91,671	5.71
Auto finance	2,708,470	83,748	4.13	2,198,983	68,041	4.14
Other	9,617	413	5.75	10,721	555	6.92
Total loans and leases	17,602,589	643,539	4.88	16,891,321	623,013	4.93
Total interest-earning assets	19,758,625	706,780	4.78	18,563,478	669,396	4.82
Other assets(6)	1,295,913			1,220,205
Total assets	$21,054,538			$19,783,683
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,780,397			$1,665,489
Small business	870,024			826,581
Commercial and custodial	575,513			501,297
Total non-interest bearing deposits	3,225,934			2,993,367
Interest-bearing deposits:
Checking	2,451,330	261	0.01	2,400,338	423	0.02
Savings	4,679,737	1,081	0.03	5,011,341	2,539	0.07
Money market	2,509,033	11,663	0.62	2,236,811	10,588	0.63
Certificates of deposit	4,239,676	33,730	1.06	3,187,577	20,904	0.88
Total interest-bearing deposits	13,879,776	46,735	0.45	12,836,067	34,454	0.36
Total deposits	17,105,710	46,735	0.36	15,829,434	34,454	0.29
Borrowings:
Short-term borrowings	7,718	42	0.72	15,606	47	0.40
Long-term borrowings	877,123	15,635	2.38	1,156,104	17,259	1.99
Total borrowings	884,841	15,677	2.36	1,171,710	17,306	1.97
Total interest-bearing liabilities	14,764,617	62,412	0.56	14,007,777	51,760	0.49
Total deposits and borrowings	17,990,551	62,412	0.46	17,001,144	51,760	0.41
Other liabilities	683,198			587,168
Total liabilities	18,673,749			17,588,312
Total TCF Financial Corp. stockholders' equity	2,358,387			2,175,676
Non-controlling interest in subsidiaries	22,402			19,695
Total equity	2,380,789			2,195,371
Total liabilities and equity	$21,054,538			$19,783,683
Net interest income and margin		$644,368	4.35		$617,636	4.45

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $134.6 million and $97.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables summarize the composition of TCF's provision for credit losses for the third quarter and first nine months of 2016 and 2015:

	Three Months Ended September 30,				Change
(Dollars in thousands)	2016		2015		$	%
Consumer real estate	$1,402	10.1%	$780	7.8%	$622	79.7%
Commercial	411	3.0	(226)	(2.3)	637	N.M.
Leasing and equipment finance	2,367	17.0	1,389	13.9	978	70.4
Inventory finance	335	2.4	546	5.4	(211)	(38.6)
Auto finance	8,361	60.2	6,750	67.4	1,611	23.9
Other	1,018	7.3	779	7.8	239	30.7
Total	$13,894	100.0%	$10,018	100.0%	$3,876	38.7

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2016		2015		$	%
Consumer real estate	$8,963	19.5%	$8,660	24.5%	$303	3.5%
Commercial	1,801	3.9	(295)	(0.8)	2,096	N.M.
Leasing and equipment finance	5,922	12.9	2,973	8.4	2,949	99.2
Inventory finance	1,925	4.2	2,627	7.4	(702)	(26.7)
Auto finance	26,001	56.5	20,186	57.1	5,815	28.8
Other	1,374	3.0	1,186	3.4	188	15.9
Total	$45,986	100.0%	$35,337	100.0%	$10,649	30.1
N.M. Not Meaningful.

TCF provided $13.9 million and $46.0 million for credit losses during the third quarter and first nine months of 2016, respectively, compared with $10.0 million and $35.3 million for the same periods in 2015. The increases from both periods were primarily due to increased reserve requirements related to growth and higher net charge-offs in the auto finance and leasing and equipment finance portfolios.

Net loan and lease charge-offs for the third quarter and first nine months of 2016 were $11.5 million and $33.5 million, respectively, or 0.26% (annualized) and 0.25% (annualized) of average loans and leases, respectively, compared with $9.9 million and $39.0 million, or 0.23% (annualized) and 0.31% (annualized) for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to increased net charge-offs in the auto finance and leasing and equipment finance portfolios, partially offset by improved credit quality in the consumer real estate portfolio. The decrease from the first nine months of 2015 was primarily due to improved credit quality in the consumer real estate portfolio, partially offset by increased net charge-offs in the auto finance and leasing and equipment finance portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 36.1% and 35.5% of total revenue for the third quarter and first nine months of 2016, respectively, compared with 35.4% and 34.7% for the same periods in 2015, and is an important factor in TCF's results of operations. Total fees and other revenue were $120.3 million and $350.9 million for the third quarter and first nine months of 2016, respectively, compared with $112.4 million and $326.6 million for the same periods in 2015.

Fees and Service Charges  Fees and service charges totaled $35.1 million and $102.5 million for the third quarter and first nine months of 2016, respectively, compared with $37.0 million and $107.3 million for the same periods in 2015. Fees and service charges represented 64.8% and 64.3% of banking fee revenue for the third quarter and first nine months of 2016, respectively, compared with 65.4% and 65.3% for the same periods in 2015. The decreases from both periods were primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $11.6 million and $33.7 million for the third quarter and first nine months of 2016, respectively, compared with $10.4 million and $27.4 million for the same periods in 2015. The increases from both periods were primarily due to increased volume of loans sold. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Gains on Sales of Consumer Real Estate Loans, Net  Net gains on sales of consumer real estate loans totaled $13.5 million and $33.8 million for the third quarter and first nine months of 2016, respectively, compared with $7.1 million and $27.9 million for the same periods in 2015. The increases from both periods were primarily due to increased volume of loans sold. See Note 4, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Servicing Fee Income  Servicing fee income totaled $10.4 million and $28.8 million for the third quarter and first nine months of 2016, respectively, compared with $8.0 million and $22.6 million for the same periods in 2015. The increases from both periods were primarily due to the cumulative effect of the increases in the portfolios of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others were $5.1 billion and $4.7 billion for the third quarter and first nine months of 2016, respectively, compared with $4.0 billion and $3.7 billion for the same periods in 2015.

Leasing and Equipment Finance Leasing and equipment finance income totaled $28.3 million and $87.9 million for the third quarter and first nine months of 2016, respectively, compared with $27.2 million and $75.8 million for the same periods in 2015. The increase from the third quarter of 2015 was primary due to higher operating lease revenue, partially offset by a decrease in sales-type lease revenue. The increase from the first nine months of 2015 was primarily due to higher operating lease revenue, sales-type lease revenue and gains on non-recourse sales.

Non-interest Expense  Non-interest expense totaled $228.9 million and $684.5 million for the third quarter and first nine months of 2016, respectively, compared with $222.3 million and $672.2 million for the same periods in 2015.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $117.2 million and $359.7 million for the third quarter and first nine months of 2016, respectively, compared with $116.7 million and $348.7 million for the same periods in 2015. The increase from the first nine months of 2015 was primarily due to increased staff levels to support the growth of auto finance and higher incentives based on production results.

Other Non-interest Expense Other non-interest expense totaled $49.9 million and $143.2 million for the third quarter and first nine months of 2016, respectively, compared with $45.8 million and $139.8 million for the same periods in 2015. The increase from the third quarter of 2015 was primarily due to impairment charges of $2.4 million on interest-only strips and an increase in severance expense. Included within other non-interest expense is branch realignment expense of $3.5 million for the first nine months of 2016 related to the pending closure of two traditional branches and the closure of 33 in-store branches. There was no branch realignment expense during 2015.

Foreclosed Real Estate and Repossessed Assets, Net Foreclosed real estate and repossessed assets expense, net totaled $4.2 million and $11.3 million for the third quarter and first nine months of 2016, respectively, compared with $5.7 million and $18.3 million for the same periods in 2015. The decrease from the third quarter of 2015 was primarily due to lower operating costs associated with maintaining fewer consumer and commercial properties and lower write-downs on existing foreclosed consumer properties, partially offset by lower gains on sales of consumer and commercial properties and higher repossessed asset expense. The decrease from the first nine months of 2015 was primarily due to lower operating costs associated with maintaining fewer consumer and commercial properties, lower write-downs on existing foreclosed consumer and commercial properties and higher gains on sales of consumer and commercial properties, partially offset by higher repossessed asset expense.

Income Taxes  Income tax expense was 34.0% and 33.8% of income before income tax expense for the third quarter and first nine months of 2016, respectively, compared with 35.8% and 35.2% for the same periods in 2015. The lower effective income tax rates from both periods were primarily due to increased investments in tax-exempt securities.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.4 billion at September 30, 2016, an increase of 59.7% from $0.9 billion at December 31, 2015. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. Total securities held to maturity were $185.2 million at September 30, 2016, a decrease of 8.3% from $201.9 million at December 31, 2015. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae. TCF may, from time to time, sell securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at September 30, 2016 and December 31, 2015 are shown below. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2016			At December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$1	$1	8.21%	$1	$1	9.00%
Due in 1-5 years	22	22	2.21	38	38	2.65
Due in 5-10 years	58,094	59,140	1.93	70,338	70,350	1.93
Due after 10 years	733,113	746,134	2.26	557,178	551,575	2.46
Obligations of states and political subdivisions:
Due in 5-10 years	249,718	261,189	3.15	198,300	202,161	3.19
Due after 10 years	347,876	353,335	3.18	63,889	64,760	3.40
Total securities available for sale	$1,388,824	$1,419,821	2.64	$889,744	$888,885	2.65

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$182,430	$194,556	2.58%	$198,520	$203,553	2.64%
Other securities:
Due in one year or less	—	—	—	100	100	2.00
Due in 1-5 years	1,200	1,200	2.92	1,900	1,900	2.63
Due in 5-10 years	1,600	1,600	3.25	1,400	1,400	3.36
Total securities held to maturity	$185,230	$197,356	2.59	$201,920	$206,953	2.64

Loans and Leases  Total loans and leases were $17.4 billion at both September 30, 2016 and December 31, 2015. Loans and leases consisted of the following:

	At September 30, 2016		At December 31, 2015		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$2,313,044	13.3%	$2,624,956	15.0%	$(311,912)	(11.9)%
Junior lien	2,674,280	15.4	2,839,316	16.3	(165,036)	(5.8)
Total consumer real estate	4,987,324	28.7	5,464,272	31.3	(476,948)	(8.7)
Commercial:
Commercial real estate:
Permanent	2,214,685	12.8	2,267,218	13.0	(52,533)	(2.3)
Construction and development	301,363	1.7	326,211	1.9	(24,848)	(7.6)
Total commercial real estate	2,516,048	14.5	2,593,429	14.9	(77,381)	(3.0)
Commercial business	634,151	3.6	552,403	3.2	81,748	14.8
Total commercial	3,150,199	18.1	3,145,832	18.1	4,367	0.1
Leasing and equipment finance	4,236,224	24.4	4,012,248	23.0	223,976	5.6
Inventory finance	2,261,086	13.0	2,146,754	12.3	114,332	5.3
Auto finance	2,731,900	15.7	2,647,596	15.2	84,304	3.2
Other	17,886	0.1	19,297	0.1	(1,411)	(7.3)
Total loans and leases	$17,384,619	100.0%	$17,435,999	100.0%	(51,380)	(0.3)
Consumer Real Estate The consumer real estate portfolio consisted of $2.3 billion of first mortgage lien loans and $2.7 billion of junior lien loans at September 30, 2016, decreases of 11.9% and 5.8% from $2.6 billion and $2.8 billion at December 31, 2015, respectively. The decrease in first mortgage lien loans was primarily due to run-off. At September 30, 2016 and December 31, 2015, 70.5% and 74.0%, respectively, of TCF's consumer real estate portfolio were in TCF's primary banking markets. At September 30, 2016, 56.4% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 54.6% at December 31, 2015. The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 735 at September 30, 2016 and 734 at December 31, 2015. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 733 at September 30, 2016 and 731 at December 31, 2015. At September 30, 2016, 59.4% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of less than 0.01%.

The consumer real estate junior lien portfolio was comprised of $2.4 billion of home equity lines of credit and $292.2 million of amortizing consumer real estate junior lien mortgage loans at September 30, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively.

Commercial Real Estate and Business Lending The commercial real estate and business lending portfolio consisted of $2.5 billion of commercial real estate loans and $634.2 million of commercial business loans at September 30, 2016, a decrease of 3.0% and an increase of 14.8% from $2.6 billion and $552.4 million at December 31, 2015, respectively. At September 30, 2016, 81.5% of TCF's commercial real estate loans outstanding were secured by properties located in its primary banking markets, compared with 84.1% at December 31, 2015. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, 99.9% of TCF's total commercial loans were secured either by properties or other business assets at both September 30, 2016 and December 31, 2015. Variable and adjustable-rate loans represented 69.8% of total commercial loans outstanding at September 30, 2016, compared with 67.2% at December 31, 2015. The increase in variable and adjustable-rate loans as a percentage of total commercial loans was primarily due to customers shifting from higher yielding fixed-rate loans to lower yielding variable-rate loans.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.2 billion of leases and $2.0 billion of loans at September 30, 2016, increases of 6.5% and 4.6% from $2.1 billion of leases and $1.9 billion of loans at December 31, 2015, respectively. The uninstalled backlog of approved transactions was $500.8 million at September 30, 2016, compared with $446.3 million at December 31, 2015.

Inventory Finance The inventory finance portfolio totaled $2.3 billion at September 30, 2016, an increase of 5.3% from $2.1 billion at December 31, 2015. The increase was primarily due to an increase within lawn and garden, combined with expansion of the number of active dealers. TCF's inventory finance customers included more than 10,800 active dealers at September 30, 2016, compared with more than 10,500 active dealers at December 31, 2015.

Auto Finance The auto finance portfolio totaled $2.7 billion at September 30, 2016, an increase of 3.2% from $2.6 billion at December 31, 2015. The increase was due to the maturation of the business model. The auto finance network included dealers in all 50 states and more than 11,700 active dealers at September 30, 2016, compared with more than 11,800 active dealers at December 31, 2015. The auto finance portfolio consisted of 22.9% new auto loans and 77.1% used auto loans at September 30, 2016, compared with 24.4% and 75.6% at December 31, 2015, respectively. The average original FICO score for the auto finance held for investment portfolio was 729 and 725 at September 30, 2016 and December 31, 2015, respectively.

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

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Portfolio	60 Days or More Delinquent and Accruing	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$6,489	0.33%	$10,248	0.46%
Junior lien	696	0.03	1,519	0.05
Total consumer real estate	7,185	0.16	11,767	0.23
Commercial	258	0.01	1	—
Leasing and equipment finance	6,086	0.14	2,292	0.06
Inventory finance	210	0.01	118	0.01
Auto finance	5,415	0.20	3,573	0.14
Other	8	0.06	20	0.13
Subtotal	19,162	0.11	17,771	0.11
Delinquencies in acquired portfolios	1,400	0.48	1,318	0.41
Total	$20,562	0.12	$19,089	0.11

Loan Modifications  The following table provides a summary of accruing troubled debt restructuring ("TDR") loans:

(Dollars in thousands)	At September 30, 2016	December 31, 2015
Consumer real estate	$101,911	$106,787
Commercial	21,484	24,731
Leasing and equipment finance	4,347	2,904
Inventory finance	—	51
Auto finance	1,976	799
Other	8	11
Total	$129,726	$135,283
Over 60-day delinquency as a percentage of total accruing TDR loans	0.86%	1.54%

Accruing TDR loans at September 30, 2016 decreased $5.6 million, or 4.1%, from December 31, 2015, primarily due to the improved credit quality in the consumer real estate and commercial portfolios and continued strong customer payment performance in the consumer real estate portfolio.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. Although loans classified as TDR loans are considered impaired, TCF received more than 63.0% and 62.0% of the original contractual interest due on accruing consumer real estate TDR loans during the third quarter and first nine months of 2016, respectively, yielding 4.3% and 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At September 30, 2016, 79.8% of total commercial TDR loans were accruing and TCF recognized more than 92.0% and 91.0% of the original contractual interest due on accruing commercial TDR loans during the third quarter and first nine months of 2016, respectively. At September 30, 2016, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF previously utilized a multiple note structure as a workout alternative for certain commercial loans, which restructured a troubled loan into two notes. When utilizing this multiple note structure, the first note was always classified as a TDR loan. Under TCF policy, the first note was established at an amount and with market terms that provide reasonable assurance of payment and performance. If the loan was modified at an interest rate equal to the yield of a new loan originated with comparable risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, this note may be removed from TDR loan classification in the calendar year after modification. This note is reported on accrual status if the loan has been formally restructured so as to be reasonably assured of payment and performance according to its modified terms. This evaluation includes consideration of the customer's payment performance for a reasonable period of at least six consecutive months, which may include time prior to the restructuring, before the loan is returned to accrual status. The second note is charged-off. This second note is a separate and distinct legal contract and is still outstanding. Should the borrower's financial position improve, the loan may become recoverable. At September 30, 2016, one TDR loan restructured as multiple notes with a combined total contractual balance of $9.9 million and a remaining book balance of $9.4 million is included in the preceding table.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-accrual Loans and Leases and Other Real Estate Owned  The following table summarizes TCF's non-accrual loans and leases and other real estate owned:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Consumer real estate:
First mortgage lien	$113,239	$124,156
Junior lien	46,179	44,113
Total consumer real estate	159,418	168,269
Commercial:
Commercial real estate	5,593	6,737
Commercial business	3,589	3,588
Total commercial	9,182	10,325
Leasing and equipment finance	12,288	11,262
Inventory finance	1,573	1,098
Auto finance	7,581	9,509
Other	5	3
Total non-accrual loans and leases	190,047	200,466
Other real estate owned	33,712	49,982
Total non-accrual loans and leases and other real estate owned	$223,759	$250,448

Non-accrual loans and leases as a percentage of total loans and leases	1.09%	1.15%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.28	1.43

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	82.00	77.85

Non-accrual loans and leases at September 30, 2016 decreased $10.4 million, or 5.2%, from December 31, 2015, primarily due to improving credit quality trends in the consumer real estate portfolio.

The following table summarizes TCF's non-accrual TDR loans included in the table above:

(In thousands)	At September 30, 2016	At December 31, 2015
Consumer real estate	$75,821	$79,055
Commercial	5,435	7,016
Leasing and equipment finance	642	641
Inventory finance	312	172
Auto finance	6,065	8,440
Total	$88,275	$95,324

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

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2016 are summarized in the following tables:

	At or For the Three Months Ended September 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$163,589	$9,822	$13,156	$645	$8,327	$3	$195,542
Additions	19,981	—	4,122	3,134	1,366	94	28,697
(Charge-offs) recoveries	(2,707)	2	(1,740)	(280)	(871)	(74)	(5,670)
Transfers to other assets	(10,226)	—	(1,228)	—	(233)	—	(11,687)
Return to accrual status	(4,170)	—	(1,013)	(264)	—	—	(5,447)
Payments received	(6,942)	(3,211)	(1,009)	(1,657)	(1,008)	(18)	(13,845)
Other, net	(107)	2,569	—	(5)	—	—	2,457
Balance, end of period	$159,418	$9,182	$12,288	$1,573	$7,581	$5	$190,047

	At or For the Nine Months Ended September 30, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466
Additions	70,108	5,325	15,985	6,256	4,181	151	102,006
(Charge-offs) recoveries	(10,468)	(646)	(4,070)	(1,156)	(2,139)	(102)	(18,581)
Transfers to other assets	(30,004)	—	(3,203)	(166)	(966)	—	(34,339)
Return to accrual status	(17,027)	—	(1,966)	(839)	—	—	(19,832)
Payments received	(21,282)	(13,451)	(5,720)	(3,725)	(2,945)	(47)	(47,170)
Sales	—	(900)	—	—	—	—	(900)
Other, net	(178)	8,529	—	105	(59)	—	8,397
Balance, end of period	$159,418	$9,182	$12,288	$1,573	$7,581	$5	$190,047

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

The following tables summarize accruing loans and leases by portfolio and regulatory classification and non-accrual loans and leases by portfolio:

	At September 30, 2016
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,767,057	$47,218	$13,631	$—	$4,827,906	$159,418	$4,987,324
Commercial	3,059,374	46,394	35,249	—	3,141,017	9,182	3,150,199
Leasing and equipment finance	4,173,242	25,748	24,946	—	4,223,936	12,288	4,236,224
Inventory finance	2,002,714	126,579	130,220	—	2,259,513	1,573	2,261,086
Auto finance	2,715,690	184	8,445	—	2,724,319	7,581	2,731,900
Other	17,872	—	9	—	17,881	5	17,886
Total loans and leases	$16,735,949	$246,123	$212,500	$—	$17,194,572	$190,047	$17,384,619
Percent of total loans and leases	96.3%	1.4%	1.2%	—%	98.9%	1.1%	100.0%

	At December 31, 2015
	Accruing Non-classified		Accruing Classified		Total Accruing	Total Non-accrual	Total Loans and Leases
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,210,975	$62,722	$22,306	$—	$5,296,003	$168,269	$5,464,272
Commercial	3,035,320	65,382	34,805	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,969,191	19,806	11,989	—	4,000,986	11,262	4,012,248
Inventory finance	1,887,505	138,945	119,206	—	2,145,656	1,098	2,146,754
Auto finance	2,632,589	—	5,498	—	2,638,087	9,509	2,647,596
Other	19,274	—	20	—	19,294	3	19,297
Total loans and leases	$16,754,854	$286,855	$193,824	$—	$17,235,533	$200,466	$17,435,999
Percent of total loans and leases	96.1%	1.7%	1.1%	—%	98.9%	1.1%	100.0%

The combined balance of accruing classified loans and leases and non-accrual loans and leases was $402.5 million at September 30, 2016, an increase of $8.3 million from December 31, 2015, primarily due to an increase in leasing and equipment finance and inventory finance classified loans, partially offset by a decrease in consumer real estate classified loans. Non-accrual loans and leases at September 30, 2016 decreased $10.4 million from December 31, 2015, primarily due to improving credit quality trends in the consumer real estate portfolio.

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

The Company considers the allowance for loan and lease losses of $155.8 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2016. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Credit Loss Reserves	Percentage of Portfolio	Credit Loss Reserves	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$36,005	1.56%	$36,888	1.41%
Junior lien	26,087	0.98	31,104	1.10
Consumer real estate	62,092	1.24	67,992	1.24
Commercial:
Commercial real estate	22,140	0.88	22,215	0.86
Commercial business	9,508	1.50	7,970	1.44
Total commercial	31,648	1.00	30,185	0.96
Leasing and equipment finance	20,649	0.49	19,018	0.47
Inventory finance	11,807	0.52	11,128	0.52
Auto finance	29,115	1.07	26,486	1.00
Other	530	2.96	1,245	6.45
Total allowance for loan and lease losses	155,841	0.90	156,054	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,018	N.A.	1,044	N.A.
Total credit loss reserves	$156,859	0.90	$157,098	0.90
N.A. Not Applicable.

Other Real Estate Owned and Repossessed and Returned Assets  Other real estate owned and repossessed and returned assets are summarized in the following table:

(In thousands)	At September 30, 2016	At December 31, 2015
Other real estate owned:(1)
Consumer real estate	$26,785	$42,912
Commercial real estate	6,927	7,070
Total other real estate owned	33,712	49,982
Repossessed and returned assets	8,831	7,969
Total other real estate owned and repossessed and returned assets	$42,543	$57,951

(1)	Includes properties owned and foreclosed properties subject to redemption.

Total consumer real estate properties reported in other real estate owned included 179 owned properties and 68 foreclosed properties subject to redemption at September 30, 2016, compared with 297 and 113, respectively, at December 31, 2015. The decrease in owned properties resulted from the sales of 443 properties, partially offset by the addition of 325 properties. The average length of time to sell consumer real estate properties during the third quarters of 2016 and 2015 was approximately 6.9 months and 5.9 months, respectively, from the date the properties were transferred to other real estate owned. Consumer real estate loans in process of foreclosure were valued at $38.0 million and $44.5 million at September 30, 2016 and December 31, 2015, respectively.

The changes in the amount of other real estate owned for the third quarter and first nine months of 2016 are summarized in the following tables:

	At or For the Three Months Ended September 30, 2016
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$29,190	$7,602	$36,792
Transferred in, net of charge-offs	10,124	—	10,124
Sales	(11,366)	(1,631)	(12,997)
Write-downs	(1,912)	(72)	(1,984)
Other, net	749	1,028	1,777
Balance, end of period	$26,785	$6,927	$33,712

	At or For the Nine Months Ended September 30, 2016
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$42,912	$7,070	$49,982
Transferred in, net of charge-offs	30,360	—	30,360
Sales	(42,861)	(5,079)	(47,940)
Write-downs	(5,984)	(771)	(6,755)
Other, net	2,358	5,707	8,065
Balance, end of period	$26,785	$6,927	$33,712

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

TCF Bank had $327.7 million and $538.7 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2016 and December 31, 2015, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.3 billion at both September 30, 2016 and December 31, 2015. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $614.5 million and $266.9 million at September 30, 2016 and December 31, 2015, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. The TCFCFC line of credit with the counterparty was unused at both September 30, 2016 and December 31, 2015.

Deposits  Deposits totaled $17.2 billion at September 30, 2016, an increase of 3.1% from December 31, 2015, primarily due to special campaigns for certificates of deposit. Certificates of deposit totaled $4.3 billion at September 30, 2016, compared with $3.9 billion at December 31, 2015.

Non-interest bearing checking accounts represented 19.4% of total deposits at September 30, 2016, compared with 19.1% at December 31, 2015. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.36% at September 30, 2016, compared with 0.30% at December 31, 2015. The increase was primarily due to increased average interest rates resulting from promotions for certificates of deposit.

Checking, savings and certain money market deposits are an important source of low or no interest cost funds for TCF. The average balance of these types of deposits was $10.6 billion for both the third quarter and first nine months of 2016, compared with $10.0 billion for the same periods in 2015. These deposits comprised 61.9% and 62.1% of total average deposits for the third quarter and first nine months of 2016, respectively, compared with 62.4% and 63.3% of total average deposits for the same periods in 2015.

Borrowings  Borrowings totaled $0.7 billion and $1.0 billion at September 30, 2016 and December 31, 2015, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $2.3 billion of additional borrowing capacity at the FHLB of Des Moines at September 30, 2016, as well as access to the Federal Reserve Discount Window.

See Note 7, Short-term Borrowings and Note 8, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at September 30, 2016 and December 31, 2015. See Note 9, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At September 30, 2016, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part on or after June 25, 2017. At September 30, 2016, there were 4,000,000 shares outstanding of the 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Equity  Total equity at September 30, 2016 was $2.5 billion, or 11.63% of total assets, compared with $2.3 billion, or 11.15% of total assets, at December 31, 2015. Dividends to common stockholders on a per share basis totaled 7.5 cents for the third quarter of 2016, an increase of 50% from a per share basis of 5 cents for the third quarter of 2015. TCF's common dividend payout ratio for the third quarters of 2016 and 2015 was 24.2% and 17.2%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2016, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Common equity at September 30, 2016 was $2.2 billion, or 10.29% of total assets, compared with $2.0 billion, or 9.80% of total assets, at December 31, 2015. Tangible common equity at September 30, 2016 was $1.9 billion, or 9.31% of total tangible assets, compared with $1.8 billion, or 8.79% of total tangible assets, at December 31, 2015. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

The following table includes reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively:

(Dollars in thousands)		At September 30, 2016	At December 31, 2015
Computation of tangible common equity to tangible assets:
Total equity		$2,452,380	$2,306,917
Less: Non-controlling interest in subsidiaries		18,926	16,001
Total TCF Financial Corporation stockholders' equity		2,433,454	2,290,916
Less: Preferred stock		263,240	263,240
Total common stockholders' equity	(a)	2,170,214	2,027,676
Less:
Goodwill		225,640	225,640
Other intangibles(1)		2,028	3,126
Tangible common equity	(b)	$1,942,546	$1,798,910
Total assets	(c)	$21,084,156	$20,689,609
Less:
Goodwill		225,640	225,640
Other intangibles(1)		2,028	3,126
Tangible assets	(d)	$20,856,488	$20,460,843

Common equity to assets	(a) / (c)	10.29%	9.80%
Tangible common equity to tangible assets	(b) / (d)	9.31%	8.79%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain types of cash receipts and cash payments are presented in the statement of cash flows. The adoption of this ASU will be required on a retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The adoption of this ASU will be required on a modified retrospective basis with a cumulative-effect adjustment required beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent put and call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2017. Early adoption is allowed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk, foreign currency risk and operational risk, the Company considers interest rate risk to be one of its more significant market risks. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short- and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or the London InterBank Offered Rate).

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

ALCO primarily uses two interest rate risk tools with policy limits to evaluate TCF's interest rate risk: net interest income simulation and economic value of equity ("EVE") analysis. In addition, the interest rate gap is reviewed periodically to monitor asset and liability repricing over various time periods.

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

	Impact on Net Interest Income
(Dollars in millions)	September 30, 2016		December 31, 2015
Immediate Change in Interest Rates:
+200 basis points	$100.0	11.6%	$93.9	11.1%
+100 basis points	53.6	6.2	50.4	5.9

As of September 30, 2016, 57.4% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 61.9% of TCF's deposit balances are low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for changing interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Consumer Financial Protection Bureau ("CFPB") and TCF's regulatory authorities may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 to July 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	1,148	$12.47	N.A.	N.A.
August 1 to August 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	8,649	$13.63	N.A.	N.A.
September 1 to September 30, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	9,797	$13.50	N.A.	N.A.
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
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 2, 2016

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Index to Exhibits for Form 10-Q

Exhibit Number	Description
3.1	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed on July 26, 2016 (No. 161784576)]
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein