Form 10-K
period 2016-12-31
TCF FINANCIAL CORP
filed 2017-02-21
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $1,937,412,097.
As of February 16, 2017, there were 170,627,418 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the Registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on April 26, 2017 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). TCF delivers retail banking products in 45 states and commercial banking products in 37 states. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries; commercial inventory finance business in all 50 states and Canada and, to a limited extent, in other foreign countries and indirect auto finance business in all 50 states. TCF generated total revenue, defined as net interest income plus total non-interest income, of $1.3 billion, $1.2 billion and $1.2 billion in the United States in 2016, 2015 and 2014, respectively. International revenue, primarily from Canada, was $25.6 million, $27.3 million and $27.9 million in 2016, 2015 and 2014, respectively.

TCF had total assets of $21.4 billion as of December 31, 2016 and was the 47th largest publicly traded bank holding company in the United States based on total assets at September 30, 2016.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, full-service supermarket branches, access to automated teller machine ("ATM") networks and digital banking channels. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or businesses. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth.

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") - Results of Operations - Reportable Segment Results" and Note 22, Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.

Consumer Banking

Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits to use for funding high credit quality secured loans and leases. Loans are originated for investment and for sale. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's provision for credit losses and non-interest expense.

Retail Banking TCF offers an array of solutions for consumers and small businesses through its physical and digital distribution channels. TCF offers a broad selection of deposit and lending products including (i) checking and savings accounts, (ii) credit, debit and prepaid cards, (iii) check cashing and remittance services and (iv) residential, consumer and small business lending.

Deposits are a primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market and competitive conditions and other economic factors. Deposits are acquired from within TCF's primary banking markets through (i) checking, savings and money market accounts, (ii) certificates of deposit and (iii) individual retirement accounts. Such deposit accounts provide fee income, including banking fees and service charges. Checking, savings and certain money market accounts are a source of low interest cost funds.

At December 31, 2016, TCF had 339 branches, consisting of 191 traditional branches, 145 supermarket branches and three campus branches. TCF operates 123 branches in Illinois, 98 in Minnesota, 52 in Michigan, 33 in Colorado, 24 in Wisconsin, seven in Arizona and two in South Dakota. TCF currently has plans to close 17 supermarket branches in early 2017. TCF also offers 848 ATMS across TCF's primary banking markets. See "Item 1A. Risk Factors" for additional information regarding the risks related to TCF's supermarket branch relationships.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. TCF's business philosophy is to offer our customers an "easy-to-bank-with" experience, with multiple solutions that benefit the customer and are consistent with TCF's business philosophy. Customers have convenient access to their funds through their credit, debit and prepaid cards. TCF's card programs are supported by interchange fees paid by retailers.

Consumer Real Estate TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation and financing of home improvements. TCF's retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a very limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or as a revolving line of credit. Loans are originated for investment and for sale. TCF has two consumer real estate loan sale programs: one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in its primary banking markets and sells the loans through a correspondent relationship. TCF does not have any consumer real estate subprime lending programs. TCF continues to expand its junior lien lending business through a national lending platform focused on junior lien loans to high credit quality customers.

Auto Finance Gateway One Lending & Finance, LLC ("Gateway One"), headquartered in Anaheim, California, originates and services loans on new and used autos to customers through relationships established with more than 11,400 franchised and independent dealers in all 50 states. Loans are originated for investment and for sale. Gateway One's business strategy is to maintain strong relationships with key personnel at the dealerships. These relationships are a significant driver in generating volume and executing a high-touch underwriting approach to minimize credit losses.

Wholesale Banking
Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Commercial Real Estate and Business Lending With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at December 31, 2016 and 2015.
Commercial real estate loans originated by TCF are secured by commercial real estate, including multi-family housing, warehouse and industrial buildings, health care facilities, office buildings, retail services buildings and commercial real estate under construction or development. The commercial real estate portfolio represented 80.2% and 82.4% of TCF's total commercial portfolio at December 31, 2016 and 2015, respectively.

Commercial business loans originated by TCF are secured by various types of business assets including inventory, receivables, equipment or financial instruments. Commercial business loans are used for a variety of purposes, including working capital and financing the purchase of equipment.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicles, construction equipment, golf cart and turf equipment, furniture and fixtures, medical equipment, technology and data processing equipment, and manufacturing equipment. TCF's leasing and equipment finance businesses, TCF Equipment Finance, a division of TCF Bank, and Winthrop Resources Corporation ("Winthrop"), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech essential business equipment such as computers, servers, telecommunication equipment, medical equipment and other technology equipment.

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

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human resources, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals, such as funds transfer pricing mismatches.

Corporate Treasury Corporate Treasury's primary responsibility is management of liquidity, capital, interest rate risk, and investment and borrowing portfolios. Corporate Treasury has authority to invest in various types of liquid assets including, but not limited to, U.S. Department of the Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, obligations of states and political subdivisions, deposits of insured banks, bankers' acceptances and federal funds. Corporate Treasury also has the authority to enter into wholesale borrowing transactions which may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank ("FHLB") advances, brokered deposits, repurchase agreements, federal funds and other permitted borrowings from creditworthy counterparties.

Information concerning TCF's FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in "Item 7. Management's Discussion and Analysis - Consolidated Financial Condition Analysis - Borrowings" and in Note 10, Short-term Borrowings and Note 11, Long-term Borrowings of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF's consolidated financial statements. TCF Bank's subsidiaries principally engage in leasing, inventory finance and auto finance activities. See "Consumer Banking" and "Wholesale Banking" above for more information.

Competition TCF competes with a number of depository institutions and financial service providers primarily based on price and service and faces significant competition in attracting and retaining deposits and in lending activities. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment, inventory and automobiles, leasing of equipment and consumer real estate junior lien loans. The expanded use of the internet and the growth of financial-technology companies partnering with financial services providers has increased competition for loan, lease and deposit products.

Employees As of December 31, 2016, TCF had 6,427 employees, including 908 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

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

In July 2013, the Board of Governors of the Federal Reserve System, the OCC and FDIC approved final rules (the "Final Capital Rules") implementing revised capital requirements to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the Basel III international capital standards. The Final Capital Rules became applicable to TCF on January 1, 2015 with conservation buffers phasing in over the subsequent five years. Among other things, the Final Capital Rules established a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increased the minimum Tier 1 capital ratio from 4.0% to 6.0% and included a minimum leverage ratio of 4.0%; placed an emphasis on common equity Tier 1 capital and changed the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. TCF and TCF Bank exceeded the Basel III capital standards as of December 31, 2016. See Note 14,  Regulatory Capital Requirements of Notes to Consolidated Financial Statements for additional information.

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

Insurance of Accounts  TCF Bank is a member of the FDIC, which maintains the Deposit Insurance Fund ("DIF"). The FDIC insures deposits up to prescribed limits for each depositor through the DIF, which is funded through assessments on member institutions. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.

The Dodd-Frank Act gave the FDIC much greater discretion to manage the DIF and also changed the assessment base from domestic deposits to average total assets less tangible equity. Additionally, the Dodd-Frank Act raised the minimum designated reserve ratio ("DRR") to 1.35% of estimated insured deposits from 1.15% and required this new minimum be reached by September 30, 2020. On July 1, 2016 an additional surcharge of 4.5 cents for each $100 of an institution's assessment base in excess of $10.0 billion went into effect to ensure the DRR reaches this new minimum by the required date. The DIF ratio calculated by the FDIC using estimated insured deposits as of September 30, 2016 was 1.18%.

In 2016, insurance premiums on bank deposits insured by the FDIC for banks with at least $10.0 billion in total assets ranged from 1.5 cents to 40 cents per $100 of the institution's assessment base. TCF's FDIC insurance expense was $15.9 million, $20.3 million and $25.1 million in 2016, 2015 and 2014, respectively.

In addition to deposit insurance premium assessments from the FDIC, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC to pay for the interest cost of Financing Corporation bonds. The Financing Corporation assessment rate for 2016 was 56 cents for each $10,000 of the institution's assessment base.

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

State Taxation  TCF and/or its subsidiaries currently file tax returns in all state and local taxing jurisdictions which impose corporate income, franchise or other taxes. TCF's various state income tax returns are generally open for the 2012 and later tax return years based on individual state statutes of limitation. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of each taxing jurisdiction.

Foreign Taxation TCF and/or its subsidiaries currently file tax returns in Canada and certain Canadian provinces which impose corporate income taxes. TCF's various foreign income tax returns are open and subject to examination for 2012 and later tax return years. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of each taxing jurisdiction.

See "Item 7. Management's Discussion and Analysis - Consolidated Income Statement Analysis - Income Taxes", Note 1, Basis of Presentation and Note 12, Income Taxes of Notes to Consolidated Financial Statements for additional information regarding TCF's income taxes.

Available Information

TCF's website, www.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF's Annual Report and periodic filings required by the U.S. Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. TCF's Compensation, Nominating, and Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and information on all of TCF's securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-01-G, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

An investment in securities issued by TCF, including an investment in TCF's common and preferred stock, involves certain risks that should be considered carefully. The most significant risks that management believes affect TCF are described below. Any of the risks described below may have a material impact on TCF's financial condition, results of operations or reputation. To the extent that any of the information contained in this Annual Report on Form 10-K is forward-looking, the risk factors set forth below also are cautionary statements identifying important factors that could cause TCF's actual results to differ materially from those expressed in any forward-looking statements.

TCF's financial results are significantly affected by general economic and political conditions.

TCF's operations and profitability are impacted by both business and economic conditions generally, as well as those in the local markets in which TCF operates. Economic conditions have a significant impact on the demand for TCF's products and services, as well as the ability of its customers to repay loans and leases, the value of the collateral securing loans and leases, the ability of TCF to sell or securitize loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF's financial results are subject to interest rate risk.

TCF's earnings and cash flows largely depend upon its net interest income. Interest rates are highly sensitive to many factors that are beyond TCF's control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest TCF receives on loans, leases and other investments and the amount of interest TCF pays on deposits and other borrowings, but such changes could also affect: (i) TCF's ability to originate loans and leases and attract or retain deposits; (ii) the fair value of TCF's financial assets and liabilities; and (iii) the average duration of TCF's interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans, leases and other investments, then TCF's net interest income and earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans, leases and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on its financial condition and results of operations.

An inability to obtain needed liquidity could have a material adverse effect on TCF's financial condition and results of operations.

TCF's liquidity could be limited by an inability to access the capital markets or unforeseen outflows of cash, which could arise due to circumstances outside of its control, such as a general market disruption or an operational problem that affects TCF or third parties. TCF's credit rating is important to its liquidity. A reduction or anticipated reduction in TCF's credit ratings could adversely affect the ability of TCF Bank and its subsidiaries to lend and adversely affect its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations. An inability to meet its funding needs on a timely basis could have a material adverse effect on TCF's financial condition and results of operations.

TCF Financial relies on dividends from TCF Bank for most of its liquidity.

TCF Financial is a separate and distinct legal entity from TCF Bank. TCF Financial's liquidity comes principally from dividends from TCF Bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds TCF Financial uses to pay dividends on its preferred and common stock and to meet its other cash needs. In the event TCF Bank is unable to pay dividends to TCF Financial, it may not be able to pay dividends or other obligations, which could have a material adverse effect on TCF's financial condition and results of operations.

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

The soundness of other financial institutions could adversely affect TCF's financial results.

TCF's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. TCF routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even speculation regarding the soundness of, any financial institution, or the financial services industry generally, could lead to losses by, or other adverse consequences to, TCF or a counterparty. Many of these transactions expose TCF to credit risk in the event of default of the counterparty or client. In addition, TCF's credit risk may be exacerbated if the collateral held by TCF cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial exposure. Any such losses could have a material adverse effect on TCF's financial condition and results of operations.

TCF relies on its systems and counterparties, including reliance on other companies for the provision of key components of its business infrastructure, and any failures could have a material adverse effect on its financial condition and results of operations.

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF's businesses depend on their ability to process, record and monitor a large number of complex transactions and process large amounts of information, including employee and financial information. For example, we are currently in the process of a significant project to replace several of our key systems, including our operations, finance and human resources systems. While we expect these systems to be a significant improvement over our current systems, and these initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize the chance of service interruptions, time delays and cost overruns, we may encounter significant adverse developments in the completion and implementation of these initiatives. These may include significant time delays, cost overruns, and other adverse developments that could result in disruptions to our systems. Although we have plans, policies and procedures designed to prevent or limit the negative effect of these adverse developments, there can be no assurance that these will be successful. Our failure to effectively mitigate or promptly remediate any adverse developments could result in additional unforeseen costs, result in an inability to perform necessary business functions, damage our reputation, result in a loss of customer business or confidence, subject us to regulatory scrutiny, or expose us to litigation or other financial liability, any of which could materially affect us, including our results of operations.

Third party vendors provide key components of TCF's business infrastructure, such as internet connections, network access and transaction and other processing services. While TCF has selected these third party vendors carefully, it does not control their actions. Any problems experienced or caused by these third parties, including inadequate or interrupted service, could adversely affect TCF's ability to process, record or monitor transactions, or to deliver products and services to its customers and to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

TCF also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, terrorist acts or other damage to property or physical assets. Such disruptions may give rise to loss of services to customers and loss or liability to TCF. Any system failure could have a material adverse effect on TCF's financial condition and results of operations. If any of TCF's financial, accounting or other data processing systems fail or if personal information of TCF's customers or clients were mishandled or misused (whether by employees or counterparties), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

TCF faces cyber-security and other external risks, including "denial of service," "hacking" and "identity theft," that could adversely affect TCF's reputation and could have a material adverse effect on TCF's financial condition and results of operations.

TCF's computer systems and network infrastructure present security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Hacking and identity theft risks, in particular, could cause serious financial and reputational harm. Cyber threats are rapidly evolving and TCF may not be able to anticipate or prevent all such attacks. While TCF does not believe it has experienced a material cyber-security breach, TCF experiences periodic threats to its data and systems, including malware and computer virus attacks, attempted unauthorized access of accounts and attempts to disrupt its systems. TCF may incur increasing costs in an effort to minimize these risks, could be held liable for and could suffer reputational damage as a result of, any security breach or loss.

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

A significant financial decline or change in ownership involving one of TCF's supermarket partners, including Jewel-Osco or SUPERVALU Inc., could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2016, TCF had 145 supermarket branches. Supermarket banking continues to play an important role in TCF's deposit account strategy. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner, or that we may not be able to renew branch leases with our supermarket partners on favorable terms, or at all.

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

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation, which may increase in connection with current economic and market conditions. TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks. Some of TCF's competitors have fewer regulatory constraints or lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally highly depend, could present operational issues and require considerable capital spending. Further, decreased underwriting standards of competitors may result in lower interest rates on loans originated by TCF or lower loan volumes originated by TCF. As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient to cover actual losses experienced by TCF, and losses in excess of TCF's allowance could have a material adverse effect on TCF's financial condition and results of operations.

TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable credit losses incurred within the existing portfolio of loans and leases. The level of the allowance for loan and lease losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan and lease portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting customers, new information regarding existing loans and leases, identification of additional problem loans and leases, lower than expected recoveries in the case of default and other factors may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review TCF's allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan and lease charge-offs, based on judgments different than those of management. An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF's financial condition and results of operations.

TCF is subject to extensive government regulation and supervision, and changes in applicable laws and regulations, or their enforcement, could have a material adverse effect on TCF's financial results.

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

For example, on January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota, captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act and Regulation E, §1005.17, in connection with TCF Bank’s practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB's allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain, and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

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

The policies of the Federal Reserve impact TCF significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and leases and paid on borrowings and interest-bearing deposits, and also affect the value of financial instruments that TCF holds. Those policies determine, to a significant extent, the cost of funds for lending and investing. Changes in those policies are beyond TCF's control and are difficult to predict. Federal Reserve policies can also affect TCF's borrowers, potentially increasing the risk that they may fail to repay their loans or leases. For example, a tightening of the money supply by the Federal Reserve could increase unemployment or reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan or lease. As a result, changes to the fiscal and monetary policies by the Federal Reserve could have a material adverse effect on TCF's financial condition and results of operations.

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

Damage to TCF's reputation could have a material adverse effect on TCF’s financial results.

Reputational risk, or the risk to earnings and capital from negative public opinion, is inherent in TCF's business. Negative public opinion could adversely affect TCF's ability to keep and attract employees and customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from TCF's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information or from actions taken by government regulators and community organizations in response to such conduct, and could be exacerbated by negative publicity. Because TCF conducts most of its businesses under the "TCF" brand, negative public opinion about one business could affect all of TCF's businesses.

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

The Company is subject to certain risks related to originating and selling loans that could have a material adverse effect on TCF's financial condition and results of operations.

TCF relies on the sale and securitization of loans to generate earnings and manage its liquidity and capital levels, as well as geographical and product diversity in its loan portfolio. Disruptions in the financial markets, changes to regulations that reduce the attractiveness of such loans to purchasers of the loans, or a decrease in the willingness of purchasers to purchase loans from TCF, or in general, could require TCF to decrease its lending activities or retain a greater portion of the loans it originates. Selling fewer loans would result in a decrease in the gains recognized on the sale of loans, would decrease TCF's capital ratios as a result of the increase of risk weighted assets, could result in decreased liquidity, and could result in increased credit risk as TCF's loan portfolio increased in size, any of which could have a material adverse effect on TCF's financial condition and results of operations.

The structure of certain loan sales and securitizations may result in the retention of credit risk. TCF may receive interest-only strips in connection with certain of its loan sales. The interest-only strip is recorded at fair value, which represents the present value of future cash flows expected to be received by TCF. The value of these interest-only strips may be affected by factors such as changes in the behavior patterns of customers (including defaults and prepayments), changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from TCF's expectations. The impact of such factors could have a material adverse effect on the value of these interest-only strips and on TCF's financial condition and results of operations. In addition, pursuant to rules recently adopted as part of Dodd-Frank, sponsors of a securitization are required to retain at least a five percent economic interest in securitized assets which they are prohibited from hedging. As a result, future securitization transactions executed by TCF will result in retention of credit risk associated with the assets securitized.

When loans are sold or securitized, it is customary to make representations, warranties and covenants to the purchaser or investors about the loans, including the manner in which they were originated and will be serviced. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. TCF has not made significant repurchases of sold loans. A material increase in the amount of loans repurchased could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF's success depends to a large extent upon its key personnel, including its ability to attract and retain such personnel. The loss of key personnel could have a material adverse impact on TCF's business because of their skills, market knowledge, industry experience and the difficulty of promptly finding qualified replacements. Additionally, portions of TCF's business are relationship driven, and many of TCF's key personnel have extensive customer relationships. Loss of key personnel to a competitor could result in the loss of some of TCF's customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF is subject to examinations and challenges by tax authorities that could adversely affect TCF's results of operations and financial condition.

TCF is subject to federal, state, and foreign income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations or in how the regulations are interpreted could have a material adverse effect on TCF's results of operations. In the normal course of business, TCF is routinely subject to examinations and challenges from taxing authorities, regarding its tax positions. Taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. These challenges may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in TCF's favor, they could have a material adverse effect on TCF's financial condition and results of operations.

Significant legal actions could subject TCF to substantial uninsured liabilities.

TCF can be subject to claims and legal actions related to its operations. These claims and legal actions, including supervisory or enforcement actions by TCF's regulators and other government authorities or private litigation, could result in large monetary awards or penalties, as well as significant defense costs. While TCF maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations, such insurance does not cover all types of liability, including regulatory fines or penalties, and may not continue to be available to TCF at a reasonable cost, or at all. As a result, TCF may be exposed to substantial uninsured liabilities, which could have a material adverse effect on TCF's financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices TCF owns its headquarters office in Wayzata, Minnesota. Other operations facilities, located in Minnesota, Illinois, California and South Dakota, are either owned or leased. These facilities are predominantly utilized by the Consumer Banking and Wholesale Banking reportable segments. Several facilities in Minnesota are also utilized by the Enterprise Services reportable segment. At December 31, 2016, TCF owned the buildings and land for 143 of its bank branch offices, owned the buildings but leased the land for 26 of its bank branch offices and leased or licensed the remaining 170 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Consumer Banking and Wholesale Banking reportable segments. These branch offices are located in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota. For more information on premises and equipment, see Note 7, Premises and Equipment of Notes to Consolidated Financial Statements.

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

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota, captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB’s allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain, and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF's common stock trades on the New York Stock Exchange under the symbol "TCB." As of February 16, 2017, there were 5,751 holders of record of TCF's common stock. The high and low prices and the dividends declared for TCF's common stock were as follows:

	High	Low	Dividends Declared
2016:
Fourth Quarter	$19.97	$13.73	$0.075
Third Quarter	14.78	11.72	0.075
Second Quarter	14.48	11.62	0.075
First Quarter	13.97	10.37	0.075
2015:
Fourth Quarter	$15.94	$13.78	$0.075
Third Quarter	17.07	14.35	0.05
Second Quarter	17.29	14.93	0.05
First Quarter	16.31	13.78	0.05

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Planning Policy and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF's Board of Directors. TCF's management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF's common stock. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business - Regulation - Regulatory Capital Requirements", "Item 1. Business - Regulation - Restrictions on Distributions", Note 14, Regulatory Capital Requirements and Note 23, Parent Company Financial Information of Notes to Consolidated Financial Statements.

Total Return Performance

The following chart compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor's ("S&P") 500 Index and the KBW Regional Banking Index (assuming the investment of $100 in each index on December 31, 2011 and reinvestment of all dividends).

TCF has chosen to replace the SNL U.S. Bank and Thrift Index (included in the chart in prior years) with the KBW Regional Banking Index. TCF believes the KBW Regional Banking Index represents a more relevant group of regional banking peers rather than the broader group of banks and thrifts included in the SNL U.S. Bank and Thrift Index. The KBW Regional Banking Index and the SNL U.S. Bank and Thrift Index are both shown below for comparison purposes.

In addition to the required broad equity market index and industry index, TCF previously displayed an extra peer group consisting of all publicly-traded banks and thrifts with total assets ranging from $10.0 billion to $50.0 billion, which TCF utilized for executive compensation purposes. TCF has since discontinued the use of this peer group for this purpose and will no longer include it in the chart below.

TCF Total Stock Return Performance Chart
◆ TCF Financial Corporation ■ SNL U.S. Bank and Thrift Index (old index) ▲ S&P 500 Index ● KBW Regional Banking Index

	Year Ended December 31,
Index	2011	2012	2013	2014	2015	2016
TCF Financial Corporation	$100.00	$119.92	$162.59	$161.02	$145.14	$206.01
SNL U.S. Bank and Thrift Index (old index)	100.00	134.28	183.86	205.25	209.39	264.35
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
KBW Regional Banking Index	100.00	113.25	166.31	170.34	180.41	250.80
Source: SNL Financial.

Repurchases of TCF Stock

Share repurchase activity for the quarter ended December 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1 to October 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	1,412	$14.39	N.A.	N.A.
November 1 to November 30, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
December 1 to December 31, 2016
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	1,412	$14.39	N.A.	N.A.
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

Five-Year Financial Summary

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2016	2015	2014	2013	2012
Consolidated Income:
Net interest income	$848,106	$820,388	$815,629	$802,624	$780,019
Fees and other revenue	466,481	442,295	432,240	403,094	388,191
Gains (losses) on securities, net	(581)	(297)	1,027	964	102,232
Total revenue	1,314,006	1,262,386	1,248,896	1,206,682	1,270,442
Provision for credit losses	65,874	52,944	95,737	118,368	247,443
Non-interest expense	909,887	894,747	871,777	845,269	811,819
Loss on termination of debt	—	—	—	—	550,735
Income (loss) before income tax expense (benefit)	338,245	314,695	281,382	243,045	(339,555)
Income tax expense (benefit)	116,528	108,872	99,766	84,345	(132,858)
Income attributable to non-controlling interest	9,593	8,700	7,429	7,032	6,187
Net income (loss) attributable to TCF Financial Corporation	212,124	197,123	174,187	151,668	(212,884)
Preferred stock dividends	19,388	19,388	19,388	19,065	5,606
Net income (loss) available to common stockholders	$192,736	$177,735	$154,799	$132,603	$(218,490)
Earnings (loss) per common share:
Basic	$1.15	$1.07	$0.95	$0.82	$(1.37)
Diluted	$1.15	$1.07	$0.94	$0.82	$(1.37)
Dividends declared	$0.30	$0.225	$0.20	$0.20	$0.20
Consolidated Financial Condition:
Loans and leases	$17,843,827	$17,435,999	$16,401,646	$15,846,939	$15,425,724
Total assets	21,441,326	20,689,609	19,393,656	18,378,769	18,224,736
Deposits	17,242,522	16,719,989	15,449,882	14,432,776	14,050,786
Borrowings	1,077,572	1,039,938	1,235,535	1,487,172	1,932,634
Total equity	2,444,645	2,306,917	2,135,364	1,964,759	1,876,643
Book value per common share	12.66	11.94	11.10	10.23	9.79
Financial Ratios:
Return on average assets	1.05%	1.03%	0.96%	0.87%	(1.14)%
Return on average common equity	9.13	9.19	8.71	8.12	(13.33)
Net interest margin(1)	4.34	4.42	4.61	4.68	4.65
Average total equity to average assets	11.36	11.15	10.89	10.46	9.66
Dividend payout ratio	26.09	21.03	21.28	24.30	(14.60)
Credit Quality Ratios:
Non-accrual loans and leases as a percentage of total loans and leases	1.02%	1.15%	1.32%	1.75%	2.46%
Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.28	1.43	1.71	2.17	3.07
Allowance for loan and lease losses as a percentage of total loans and leases	0.90	0.90	1.00	1.59	1.73
Net charge-offs as a percentage of average loans and leases	0.26	0.30	0.49	0.81	1.54

(1)	Net interest income on a fully tax-equivalent basis divided by average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with "Part I, Item 1A. Risk Factors," "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements."

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At December 31, 2016, TCF had 339 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). At December 31, 2015, TCF's primary banking markets also included Indiana.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through service and convenience, including select locations open seven days a week with extended hours and on most holidays, full-service supermarket branches, access to automated teller machine ("ATM") networks and digital banking channels. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or businesses. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded generally through retail deposit generation, TCF continues to focus on profitable asset growth.

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 64.5% of TCF's total revenue for 2016, compared with 65.0% and 65.3% for 2015 and 2014, respectively. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells or securitizes loans, primarily in consumer real estate and auto finance, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. In addition, growth in the leasing and equipment finance lending business results in increased non-interest income from operating and sales-type leases.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2016, 2015 and 2014 and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $1.15 for 2016, compared with $1.07 and 94 cents for 2015 and 2014, respectively. TCF reported net income of $212.1 million for 2016, compared with $197.1 million and $174.2 million for 2015 and 2014, respectively.

Return on average assets was 1.05% for 2016, compared with 1.03% and 0.96% for 2015 and 2014, respectively. Return on average common equity was 9.13% for 2016, compared with 9.19% and 8.71% for 2015 and 2014, respectively.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 64.5% of TCF's total revenue for 2016, compared with 65.0% and 65.3% for 2015 and 2014, respectively. Net interest income was $848.1 million for 2016, compared with $820.4 million and $815.6 million for 2015 and 2014, respectively. Net interest income increased $27.7 million, or 3.4% in 2016 and increased $4.8 million, or 0.6% in 2015. Average loans and leases increased $581.1 million, or 3.4% in 2016 and increased $720.7 million, or 4.4% in 2015. Average securities available for sale increased $570.4 million, or 88.4% in 2016 and increased $198.1 million, or 44.3% in 2015. The average yield on interest-earning assets on a fully tax-equivalent basis was 4.76%, 4.80% and 4.94% in 2016, 2015 and 2014, respectively. Average deposits increased $1.2 billion, or 7.2% in 2016 and increased $1.0 billion, or 6.7% in 2015. The average rate on the deposits was 0.36%, 0.30% and 0.26% in 2016, 2015 and 2014, respectively.The increase in net interest income in 2016 was primarily due to higher average balances of loans and leases and securities available for sale, partially offset by a lower average yield on the interest-earning assets and higher interest expense on certificates of deposit due to growth and higher rates paid as a result of special campaigns to fund interest-earning assets growth. The increase in 2015 was primarily driven by higher average loan and lease balances in the auto finance, leasing and equipment finance and inventory finance portfolios, partially offset by margin reduction resulting from the competitive, low interest rate environment.

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

Net interest margin was 4.34% for 2016, compared with 4.42% and 4.61% for 2015 and 2014, respectively. The decrease in 2016 was primarily due to margin compression resulting from the competitive, low interest rate environment and higher rates on certificates of deposit. The decrease in 2015 was primarily due to margin compression resulting from the competitive, low interest rate environment and higher rates on certificates of deposit and money market accounts, as well as a change in the asset portfolio mix due to growth in the auto finance business.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Year Ended December 31,
	2016			2015			Change
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$319,582	$9,314	2.91%	$520,577	$12,294	2.36%	$(200,995)	$(2,980)	55
Securities held to maturity	190,863	4,649	2.44	207,140	5,486	2.65	(16,277)	(837)	(21)
Securities available for sale:(2)
Taxable	719,743	16,238	2.26	564,205	13,930	2.47	155,538	2,308	(21)
Tax-exempt(3)	495,708	15,900	3.21	80,894	2,643	3.27	414,814	13,257	(6)
Loans and leases held for sale	479,401	39,648	8.27	286,295	25,766	9.00	193,106	13,882	(73)
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,285,647	130,753	5.72	2,710,512	157,428	5.81	(424,865)	(26,675)	(9)
Variable- and adjustable-rate	2,948,482	156,919	5.32	2,911,689	149,770	5.14	36,793	7,149	18
Total consumer real estate	5,234,129	287,672	5.50	5,622,201	307,198	5.46	(388,072)	(19,526)	4
Commercial:
Fixed-rate	972,107	47,445	4.88	1,173,039	59,037	5.03	(200,932)	(11,592)	(15)
Variable- and adjustable-rate	2,154,774	85,996	3.99	1,961,389	76,677	3.91	193,385	9,319	8
Total commercial	3,126,881	133,441	4.27	3,134,428	135,714	4.33	(7,547)	(2,273)	(6)
Leasing and equipment finance	4,106,718	183,029	4.46	3,804,015	175,565	4.62	302,703	7,464	(16)
Inventory finance	2,414,684	140,453	5.82	2,154,357	122,799	5.70	260,327	17,654	12
Auto finance	2,693,041	110,651	4.11	2,278,617	94,463	4.15	414,424	16,188	(4)
Other	9,538	548	5.74	10,303	712	6.91	(765)	(164)	(117)
Total loans and leases	17,584,991	855,794	4.87	17,003,921	836,451	4.92	581,070	19,343	(5)
Total interest-earning assets	19,790,288	941,543	4.76	18,663,032	896,570	4.80	1,127,256	44,973	(4)
Other assets(5)	1,285,127			1,226,645			58,482
Total assets	$21,075,415			$19,889,677			$1,185,738
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,778,707			$1,658,951			$119,756
Small business	884,192			838,758			45,434
Commercial and custodial	585,611			507,446			78,165
Total non-interest bearing deposits	3,248,510			3,005,155			243,355
Interest-bearing deposits:
Checking	2,452,206	346	0.01	2,396,334	547	0.02	55,872	(201)	(1)
Savings	4,677,517	1,510	0.03	4,938,303	3,005	0.06	(260,786)	(1,495)	(3)
Money market	2,488,977	15,114	0.61	2,265,121	14,237	0.63	223,856	877	(2)
Certificates of deposit	4,229,247	44,818	1.06	3,340,341	30,437	0.91	888,906	14,381	15
Total interest-bearing deposits	13,847,947	61,788	0.45	12,940,099	48,226	0.37	907,848	13,562	8
Total deposits	17,096,457	61,788	0.36	15,945,254	48,226	0.30	1,151,203	13,562	6
Borrowings:
Short-term borrowings	7,051	51	0.73	18,822	53	0.28	(11,771)	(2)	45
Long-term borrowings	890,846	20,785	2.33	1,119,175	23,263	2.08	(228,329)	(2,478)	25
Total borrowings	897,897	20,836	2.32	1,137,997	23,316	2.05	(240,100)	(2,480)	27
Total interest-bearing liabilities	14,745,844	82,624	0.56	14,078,096	71,542	0.51	667,748	11,082	5
Total deposits and borrowings	17,994,354	82,624	0.46	17,083,251	71,542	0.42	911,103	11,082	4
Other liabilities	686,360			589,222			97,138
Total liabilities	18,680,714			17,672,473			1,008,241
Total TCF Financial Corp. stockholders' equity	2,373,176			2,197,690			175,486
Non-controlling interest in subsidiaries	21,525			19,514			2,011
Total equity	2,394,701			2,217,204			177,497
Total liabilities and equity	$21,075,415			$19,889,677			$1,185,738
Net interest income and margin		$858,919	4.34		$825,028	4.42		$33,891	(8)

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $140.3 million and $104.1 million in 2016 and 2015, respectively.

	Year Ended December 31,
	2015			2014			Change
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$520,577	$12,294	2.36%	$586,803	$15,390	2.62%	$(66,226)	$(3,096)	(26)
Securities held to maturity	207,140	5,486	2.65	197,943	5,281	2.67	9,197	205	(2)
Securities available for sale:(2)
Taxable	564,205	13,930	2.47	447,016	11,994	2.68	117,189	1,936	(21)
Tax-exempt(3)	80,894	2,643	3.27	—	—	—	80,894	2,643	327
Loans and leases held for sale	286,295	25,766	9.00	259,186	21,128	8.15	27,109	4,638	85
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,710,512	157,428	5.81	3,359,670	190,973	5.68	(649,158)	(33,545)	13
Variable-rate	2,911,689	149,770	5.14	2,788,882	143,431	5.14	122,807	6,339	—
Total consumer real estate	5,622,201	307,198	5.46	6,148,552	334,404	5.44	(526,351)	(27,206)	2
Commercial:
Fixed-rate	1,173,039	59,037	5.03	1,469,579	73,752	5.02	(296,540)	(14,715)	1
Variable- and adjustable-rate	1,961,389	76,677	3.91	1,665,788	66,450	3.99	295,601	10,227	(8)
Total commercial	3,134,428	135,714	4.33	3,135,367	140,202	4.47	(939)	(4,488)	(14)
Leasing and equipment finance	3,804,015	175,565	4.62	3,531,256	166,974	4.73	272,759	8,591	(11)
Inventory finance	2,154,357	122,799	5.70	1,888,080	112,603	5.96	266,277	10,196	(26)
Auto finance	2,278,617	94,463	4.15	1,567,904	68,595	4.37	710,713	25,868	(22)
Other	10,303	712	6.91	12,071	931	7.71	(1,768)	(219)	(80)
Total loans and leases	17,003,921	836,451	4.92	16,283,230	823,709	5.06	720,691	12,742	(14)
Total interest-earning assets	18,663,032	896,570	4.80	17,774,178	877,502	4.94	888,854	19,068	(14)
Other assets(5)	1,226,645			1,123,213			103,432
Total assets	$19,889,677			$18,897,391			$992,286
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,658,951			$1,546,453			$112,498
Small business	838,758			806,649			32,109
Commercial and custodial	507,446			413,893			93,553
Total non-interest bearing deposits	3,005,155			2,766,995			238,160
Interest-bearing deposits:
Checking	2,396,334	547	0.02	2,328,402	921	0.04	67,932	(374)	(2)
Savings	4,938,303	3,005	0.06	5,693,751	8,343	0.15	(755,448)	(5,338)	(9)
Money market	2,265,121	14,237	0.63	1,312,483	7,032	0.54	952,638	7,205	9
Certificates of deposit	3,340,341	30,437	0.91	2,840,922	22,089	0.78	499,419	8,348	13
Total interest-bearing deposits	12,940,099	48,226	0.37	12,175,558	38,385	0.32	764,541	9,841	5
Total deposits	15,945,254	48,226	0.30	14,942,553	38,385	0.26	1,002,701	9,841	4
Borrowings:
Short-term borrowings	18,822	53	0.28	83,673	261	0.31	(64,851)	(208)	(3)
Long-term borrowings	1,119,175	23,263	2.08	1,310,163	19,954	1.52	(190,988)	3,309	56
Total borrowings	1,137,997	23,316	2.05	1,393,836	20,215	1.45	(255,839)	3,101	60
Total interest-bearing liabilities	14,078,096	71,542	0.51	13,569,394	58,600	0.43	508,702	12,942	8
Total deposits and borrowings	17,083,251	71,542	0.42	16,336,389	58,600	0.36	746,862	12,942	6
Other liabilities	589,222			502,560			86,662
Total liabilities	17,672,473			16,838,949			833,524
Total TCF Financial Corp. stockholders' equity	2,197,690			2,041,428			156,262
Non-controlling interest in subsidiaries	19,514			17,014			2,500
Total equity	2,217,204			2,058,442			158,762
Total liabilities and equity	$19,889,677			$18,897,391			$992,286
Net interest income and margin		$825,028	4.42		$818,902	4.61		$6,126	(19)

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(3)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $104.1 million and $84.9 million in 2015 and 2014, respectively.

The components of the changes in net interest income on a fully tax-equivalent basis by volume and rate were as follows:

	Year Ended
	December 31, 2016			December 31, 2015
	Versus December 31, 2015			Versus December 31, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments and other	$(5,442)	$2,462	$(2,980)	$(1,645)	$(1,451)	$(3,096)
Securities held to maturity	(415)	(422)	(837)	245	(40)	205
Securities available for sale:
Taxable	3,588	(1,280)	2,308	2,952	(1,016)	1,936
Tax-exempt	13,306	(49)	13,257	2,643	—	2,643
Loans and leases held for sale	16,026	(2,144)	13,882	2,325	2,313	4,638
Loans and leases:
Consumer real estate:
Fixed-rate	(24,650)	(2,025)	(26,675)	(37,621)	4,076	(33,545)
Variable- and adjustable-rate	1,795	5,354	7,149	6,317	22	6,339
Total consumer real estate	(22,030)	2,504	(19,526)	(28,753)	1,547	(27,206)
Commercial:
Fixed-rate	(9,963)	(1,629)	(11,592)	(14,924)	209	(14,715)
Variable- and adjustable-rate	7,496	1,823	9,319	11,580	(1,353)	10,227
Total commercial	(378)	(1,895)	(2,273)	(42)	(4,446)	(4,488)
Leasing and equipment finance	13,635	(6,171)	7,464	12,662	(4,071)	8,591
Inventory finance	14,769	2,885	17,654	15,346	(5,150)	10,196
Auto finance	16,747	(559)	16,188	29,633	(3,765)	25,868
Other	(50)	(114)	(164)	(128)	(91)	(219)
Total loans and leases	26,962	(7,619)	19,343	35,838	(23,096)	12,742
Total interest income	52,032	(7,059)	44,973	43,114	(24,046)	19,068
Interest expense:
Deposits:
Checking	12	(213)	(201)	26	(400)	(374)
Savings	(152)	(1,343)	(1,495)	(987)	(4,351)	(5,338)
Money market	1,342	(465)	877	5,817	1,388	7,205
Certificates of deposit	8,843	5,538	14,381	4,221	4,127	8,348
Total deposits	3,620	9,942	13,562	2,701	7,140	9,841
Borrowings:
Short-term borrowings	(48)	46	(2)	(187)	(21)	(208)
Long-term borrowings	(5,116)	2,638	(2,478)	(3,191)	6,500	3,309
Total borrowings	(5,327)	2,847	(2,480)	(4,161)	7,262	3,101
Total interest expense	3,447	7,635	11,082	2,268	10,674	12,942
Net interest income	$47,783	$(13,892)	$33,891	$40,037	$(33,911)	$6,126

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

The composition of TCF's provision for credit losses for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,						Change
(Dollars in thousands)	2016		2015		2014		2016	/	2015	2015	/	2014
Consumer real estate	$9,304	14.1%	$12,697	24.0%	$63,973	66.8%	$(3,393)		(26.7)%	$(51,276)		(80.2)%
Commercial	2,890	4.4	298	0.6	(259)	(0.3)	2,592		N.M.	557		N.M.
Leasing and equipment finance	7,706	11.7	5,411	10.2	3,324	3.5	2,295		42.4	2,087		62.8
Inventory finance	4,540	6.9	3,036	5.7	2,498	2.6	1,504		49.5	538		21.5
Auto finance	39,149	59.4	28,943	54.7	23,742	24.8	10,206		35.3	5,201		21.9
Other	2,285	3.5	2,559	4.8	2,459	2.6	(274)		(10.7)	100		4.1
Total	$65,874	100.0%	$52,944	100.0%	$95,737	100.0%	$12,930		24.4	$(42,793)		(44.7)
N.M. Not Meaningful.

TCF's provision for credit losses was $65.9 million for 2016, compared with $52.9 million and $95.7 million for 2015 and 2014, respectively. The provision for credit losses increased $12.9 million, or 24.4% in 2016 and decreased $42.8 million, or 44.7% in 2015. The allowance as a percent of total loans and leases was 0.90%, 0.90% and 1.00% as of December 31, 2016, 2015 and 2014, respectively. The decrease in the allowance as a percent of total loans and leases from 2014 was driven primarily by reduced reserves in the consumer real estate portfolio resulting from improved home values. The 2015 provision includes the benefit from the reduced reserves. The increase in the provision for credit losses in 2016 was primarily due to the benefit from reduced reserves in 2015 and growth in the overall loan and lease portfolio, partially offset by decreased net charge-offs. The decrease in 2015 was primarily driven by the sale of consumer real estate troubled debt restructuring ("TDR") loans in the fourth quarter of 2014 and improved credit quality in the consumer real estate portfolio, partially offset by an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio.

Net loan and lease charge-offs for 2016 were $45.2 million, or 0.26% of average loans and leases, compared with $51.5 million, or 0.30% of average loans and leases for 2015 and $79.3 million, or 0.49% of average loans and leases for 2014. The decrease in 2016 was primarily due to improved credit quality in the consumer real estate portfolio, partially offset by increased net charge-offs in the auto finance portfolio. The decrease in 2015 was primarily due to lower incidents of default and improved home values in the consumer real estate portfolio due to the improving economy.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 35.5% of total revenue for 2016, compared with 35.0% and 34.7% for 2015 and 2014, respectively, and is an important factor in TCF's results of operations. Non-interest income was $465.9 million for 2016, compared with $442.0 million and $433.3 million for 2015 and 2014, respectively. Non-interest income increased $23.9 million, or 5.4 percent in 2016 and increased $8.7 million, or 2.0 percent in 2015.

The components of non-interest income were as follows:

	Year Ended December 31,			Change
(Dollars in thousands)	2016	2015	2014	2016 / 2015	2015 / 2014
Fees and service charges	$137,664	$144,999	$154,386	(5.1)%	(6.1)%
Card revenue	54,882	54,387	51,323	0.9	6.0
ATM revenue	20,445	21,544	22,225	(5.1)	(3.1)
Subtotal	212,991	220,930	227,934	(3.6)	(3.1)
Gains on sales of auto loans, net	34,832	30,580	43,565	13.9	(29.8)
Gains on sales of consumer real estate loans, net	50,427	40,964	34,794	23.1	17.7
Servicing fee income	40,182	31,229	21,444	28.7	45.6
Subtotal	125,441	102,773	99,803	22.1	3.0
Leasing and equipment finance	119,166	108,129	93,799	10.2	15.3
Other	8,883	10,463	10,704	(15.1)	(2.3)
Fees and other revenue	466,481	442,295	432,240	5.5	2.3
Gains (losses) on securities, net	(581)	(297)	1,027	(95.6)	N.M.
Total non-interest income	$465,900	$441,998	$433,267	5.4	2.0
Total non-interest income as a percentage of total revenue	35.5%	35.0%	34.7%
N.M. Not Meaningful.

Fees and Service Charges  Fees and service charges totaled $137.7 million for 2016, compared with $145.0 million and $154.4 million for 2015 and 2014, respectively. The decreases in both periods were primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $34.8 million for 2016, compared with $30.6 million and $43.6 million for 2015 and 2014, respectively. The increase in 2016 was primarily due to increased volume of loans sold, partially offset by a strong competitive environment and challenging market conditions. The decrease in 2015 was primarily due to a stronger competitive environment and an increase in transaction costs, partially offset by an increase in auto loans sold. See Note 5, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Gains on Sales of Consumer Real Estate Loans, Net  Net gains on sales of consumer real estate loans totaled $50.4 million for 2016, compared with $41.0 million and $34.8 million for 2015 and 2014, respectively. The increase in 2016 was primarily due to increased volume of loans sold. The increase in 2015 was primarily due to a net loss of $4.8 million in 2014 related to the TDR loan sale. See Note 5, Loans and Leases of Notes to Consolidated Financial Statements for additional information.

Servicing Fee Income  Servicing fee income totaled $40.2 million for 2016, compared with $31.2 million and $21.4 million for 2015 and 2014, respectively. The increases from both periods were primarily due to the cumulative effect of the increases in the portfolios of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others was $4.9 billion for 2016, compared with $3.8 billion and $2.7 billion for 2015 and 2014, respectively.

Leasing and Equipment Finance Leasing and equipment finance income totaled $119.2 million for 2016, compared with $108.1 million and $93.8 million for 2015 and 2014, respectively. The increase in 2016 was primarily due to higher operating lease and sales-type lease revenue. The increase in 2015 was primarily due to higher operating lease revenue.

Non-interest Expense  Non-interest expense totaled $909.9 million for 2016, compared with $894.7 million and $871.8 million for 2015 and 2014, respectively. Non-interest expense increased $15.1 million, or 1.7%, in 2016 and increased $23.0 million, or 2.6%, in 2015.

The components of non-interest expense were as follows:

	Year Ended December 31,			Change
(Dollars in thousands)	2016	2015	2014	2016 / 2015	2015 / 2014
Compensation and employee benefits	$474,722	$457,743	$452,942	3.7%	1.1%
Occupancy and equipment	149,980	144,962	139,023	3.5	4.3
Other	231,420	229,255	227,970	0.9	0.6
Subtotal	856,122	831,960	819,935	2.9	1.5
Operating lease depreciation	40,359	39,409	27,152	2.4	45.1
Foreclosed real estate and repossessed assets, net	13,187	23,193	24,567	(43.1)	(5.6)
Other credit costs, net	219	185	123	18.4	50.4
Total non-interest expense	$909,887	$894,747	$871,777	1.7	2.6

Compensation and Employee Benefits Compensation and employee benefits expense totaled $474.7 million for 2016, compared with $457.7 million and $452.9 million for 2015 and 2014, respectively. The increase in 2016 was primarily due to higher commissions and incentives, partially offset by the annual pension plan valuation adjustment. The increase in 2015 was primarily due to the increased staff levels to support the growth of auto finance and further build-out of the risk management function, partially offset by non-recurring items, including the annual pension plan valuation adjustment resulting from an increase to the discount rate.

Other Non-interest Expense Other non-interest expense totaled $231.4 million for 2016, compared with $229.3 million and $228.0 million for 2015 and 2014, respectively. The increase in 2016 was primarily due to increases in (i) branch realignment expense related to the closure of two traditional branches and 33 supermarket branches and the pending closures of 17 supermarket branches, (ii) loan and lease processing expense due to increases in loan and lease originations and (iii) outside processing expense, partially offset by decreased FDIC insurance expense due to a lower assessment rate. The increase in 2015 was primarily due to increased loan and lease processing expense due to increases in loan originations, partially offset by decreased FDIC insurance expense due to a lower assessment rate primarily as a result of the TDR loan sale and improved credit metrics. See Note 21, Other Expense of Notes to Consolidated Financial Statements for additional information.

Foreclosed Real Estate and Repossessed Assets, Net  Net expenses related to foreclosed real estate and repossessed assets totaled $13.2 million for 2016, compared with $23.2 million and $24.6 million for 2015 and 2014, respectively. The decrease in 2016 was primarily due to lower operating costs associated with maintaining fewer properties, lower write-downs on existing foreclosed commercial and consumer properties and higher gains on sales of commercial and consumer properties, partially offset by higher repossessed assets expense. The decrease in 2015 was primarily due to lower operating costs associated with maintaining fewer properties and lower write-downs on existing foreclosed commercial properties.

Income Taxes  Income tax expense was 34.5% of income before income tax expense for 2016, compared with 34.6% and 35.5% for 2015 and 2014, respectively. The lower effective income tax rates in 2016 and 2015 were primarily due to increased investments in tax-exempt securities.

Reportable Segment Results

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services. See Note 22, Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.
Consumer Banking
Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits to use for funding high credit quality secured loans and leases. Loans are originated for investment and for sale. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's provision for credit losses and non-interest expense.
Consumer Banking generated net income available to common stockholders of $124.0 million for 2016, compared with $105.5 million and $80.4 million for 2015 and 2014, respectively.
Consumer Banking net interest income totaled $559.9 million for 2016, compared with $536.7 million and $511.7 million for 2015 and 2014, respectively. Net interest income increased $23.1 million, or 4.3% in 2016 and increased $25.1 million, or 4.9% in 2015. The increase in 2016 was primarily due to higher interest income related to funds transfer pricing driven by an increase in deposits and higher average balances of auto finance loans and loans held for sale, partially offset by lower interest income from consumer real estate first mortgage lien loan balances due to run-off and higher interest expense on certificates of deposit due to growth and higher rates paid as a result of special campaigns to fund loan growth. The increase in 2015 was primarily due to higher average balances of auto finance loans, partially offset by margin reduction resulting from the competitive, low interest rate environment and lower interest income from consumer real estate first mortgage lien loan balances due to run-off.
Consumer Banking provision for credit losses totaled $50.8 million for 2016, compared with $44.3 million and $89.9 million for 2015 and 2014, respectively. The provision for credit losses increased $6.5 million, or 14.6% in 2016 and decreased $45.6 million, or 50.7% in 2015. The allowance for credit losses as a percent of consumer banking loans was 1.19% and 1.18% at December 31, 2016 and 2015, respectively.The increase in the provision for credit losses in 2016 was primarily due to the benefit from reduced reserve requirements in 2015 for the consumer real estate portfolio partially offset by decreased net charge-offs. The decrease in the provision for credit losses in 2015 was primarily driven by the sale of consumer real estate TDR loans in the fourth quarter of 2014 and improved credit quality in the consumer real estate portfolio, partially offset by an increase in provision for credit losses in the auto finance portfolio due to growth and maturation of the portfolio.
Consumer Banking non-interest income totaled $337.0 million for 2016, compared with $320.4 million and $326.0 million for 2015 and 2014, respectively. Non-interest income increased $16.6 million, or 5.2% in 2016 and decreased $5.6 million, or 1.7% in 2015. The increase in 2016 was primarily due to increases in net gains on sales of consumer real estate and auto loans and an increase in servicing fee income due to the cumulative effect of the increase in the portfolio of loans sold with servicing retained by TCF, partially offset by a decrease in fees and service charges. The decrease in 2015 was primarily due to decreases in net gains on sales of auto loans and fees and service charges, partially offset by increases in servicing fee income and net gains on sales of consumer real estate loans. Fees and service charges attributable to the Consumer Banking segment totaled $130.5 million for 2016, compared with $138.7 million and $148.6 million for 2015 and 2014, respectively. The decreases in both periods were primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer. Net gains on sales of auto loans totaled $34.8 million for 2016, compared with $30.6 million and $43.6 million for 2015 and 2014, respectively. Net gains on sales of consumer real estate loans totaled $50.4 million for 2016, compared with $41.0 million and $34.3 million for 2015 and 2014, respectively. Servicing fee income attributable to the Consumer Banking segment totaled $38.6 million for 2016, compared with $29.0 million and $19.2 million for 2015 and 2014, respectively. Average consumer real estate and auto finance loans serviced for others were $4.7 billion for 2016, compared with $3.6 billion in 2015 and $2.5 billion in 2014.

Consumer Banking non-interest expense totaled $652.5 million for 2016, compared with $645.9 million and $619.5 million for 2015 and 2014, respectively. Non-interest expense increased $6.5 million, or 1.0% in 2016 and increased $26.4 million, or 4.3% in 2015. The increase in 2016 was primarily due to higher occupancy and equipment expense and branch realignment expense of $3.9 million related to the closure of two traditional branches and 33 supermarket branches and the pending closures of 17 supermarket branches. There was no branch realignment expense in 2015. These increases were partially offset by a decrease in net expense related to foreclosed real estate and repossessed assets due to lower operating costs associated with maintaining fewer consumer properties, higher gains on sales of consumer properties and lower write-downs on existing foreclosed consumer properties, as well as a decrease in FDIC insurance expense due to a lower assessment rate. The increase in 2015 was primarily due to increased staff levels to support the growth of auto finance and further build out of the risk management function and an increase in net expense related to foreclosed real estate and repossessed assets due to higher write-downs on existing foreclosed consumer properties.
Wholesale Banking
Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $130.0 million for 2016, compared with $127.3 million and $114.9 million for 2015 and 2014, respectively.
Wholesale Banking net interest income totaled $343.7 million for 2016, compared with $339.9 million and $326.3 million for 2015 and 2014, respectively. Net interest income increased $3.7 million, or 1.1% in 2016 and increased $13.6 million, or 4.2% in 2015. The increase in 2016 was primarily due to higher average loan and lease balances in the leasing and equipment finance and inventory finance portfolios, partially offset by higher interest expense related to funds transfer pricing driven by a combination of higher average loan and lease balances and an increase in funds transfer pricing rates. The increase in 2015 was primarily driven by higher average loan and lease balances in the leasing and equipment finance and inventory finance portfolios, partially offset by margin reduction resulting from the competitive, low interest rate environment.
Wholesale Banking provision for credit losses totaled $15.1 million for 2016, compared with $8.6 million and $5.8 million for 2015 and 2014, respectively. The provision for credit losses increased $6.4 million, or 74.7% in 2016 and increased $2.8 million, or 47.5% in 2015. The increases from both periods were primarily due to increased reserve requirements related to overall growth in the Wholesale Banking loan and lease portfolio.
Wholesale Banking non-interest income totaled $128.9 million for 2016, compared with $119.8 million and $105.6 million for 2015 and 2014, respectively. Non-interest income increased $9.1 million, or 7.6% in 2016 and increased $14.2 million, or 13.4% in 2015. The increase in 2016 was primarily due to an increase in leasing and equipment finance income due to higher operating lease and sales-type lease revenue. The increase in 2015 was primarily due to an increase in leasing and equipment finance income related to higher operating lease revenue.
Wholesale Banking non-interest expense totaled $247.1 million for 2016, compared with $244.9 million and $237.2 million for 2015 and 2014, respectively. Non-interest expense increased $2.2 million, or 0.9% in 2016 and increased $7.7 million, or 3.2% in 2015. The increase in 2016 was primarily due to an increase in allocated costs due to the further build-out of risk management and credit, partially offset by a decrease in compensation and benefits expense, a decrease in net expense related to foreclosed real estate and repossessed assets due to lower write-downs on existing foreclosed commercial properties and lower operating costs associated with maintaining fewer commercial properties and a decrease in occupancy and equipment expense. The increase in 2015 was primarily due to increased operating lease depreciation resulting from increased leasing and equipment finance operating lease revenue.

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human resources, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals, such as funds transfer pricing mismatches.
Enterprise Services generated a net loss available to common stockholders of $61.3 million for 2016, compared with $55.1 million and $40.5 million for 2015 and 2014, respectively.
Enterprise Services net interest expense totaled $55.4 million for 2016, compared with $56.3 million and $22.3 million for 2015 and 2014, respectively. Net interest expense decreased $0.9 million, or 1.5% in 2016 and increased $33.9 million, or 152.0% in 2015. The decrease in 2016 was primarily driven by an increase in interest income attributable to higher average balances of securities available for sale and a decrease in borrowing expense, partially offset by an increase in funds transfer pricing mismatches. The increase in 2015 was primarily driven by an increase in funds transfer pricing mismatches and an increase in borrowing expense, partially offset by an increase in interest income attributable to higher average balances of securities available for sale.
Enterprise Services non-interest income totaled $28.0 thousand for 2016, compared with $1.8 million and $1.6 million for 2015 and 2014, respectively. Non-interest income decreased $1.8 million, or 98.5% in 2016 and increased $0.2 million, or 14.1% in 2015. The decrease in 2016 was primarily due to a gain of $1.7 million related to appreciation of an investment that was donated to the TCF Foundation in the first quarter of 2015.
Enterprise Services non-interest expense totaled $10.3 million for 2016, compared with $3.9 million and $15.0 million for 2015 and 2014, respectively. Non-interest expense increased $6.4 million, or 165.3% in 2016 and decreased $11.1 million, or 74.1% in 2015. The increase in 2016 was primarily due to an increase in compensation and benefits expense, partially offset by an increase in recoveries of allocated expenses, a decrease in occupancy and equipment expense and the annual pension plan valuation adjustment. The decrease in 2015 was primarily due to an increase in recoveries of allocated expenses, partially offset by an increase in occupancy and equipment expense.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.4 billion at December 31, 2016, an increase of 60.1% from $0.9 billion at December 31, 2015. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. Total securities held to maturity were $181.3 million at December 31, 2016, a decrease of 10.2% from $201.9 million at December 31, 2015. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae. TCF may, from time to time, sell securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at December 31, 2016 and 2015 were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,
	2016			2015
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$1	$1	8.02%	$1	$1	9.00%
Due in 1-5 years	18	18	2.28	38	38	2.65
Due in 5-10 years	54,202	54,429	1.93	70,338	70,350	1.93
Due after 10 years	773,519	756,461	2.25	557,178	551,575	2.46
Obligations of states and political subdivisions:
Due in 5-10 years	277,228	274,576	3.13	198,300	202,161	3.19
Due after 10 years	351,744	337,950	3.20	63,889	64,760	3.40
Total securities available for sale	$1,456,712	$1,423,435	2.63	$889,744	$888,885	2.65

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$178,514	$181,146	2.54%	$198,520	$203,553	2.64%
Other securities:
Due in one year or less	—	—	—	100	100	2.00
Due in 1-5 years	1,400	1,400	2.86	1,900	1,900	2.63
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$181,314	$183,946	2.55	$201,920	$206,953	2.64

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2016	2015	2014	2013	2012	2016 / 2015	2016 / 2011
Consumer real estate:
First mortgage lien	$2,292,596	$2,624,956	$3,139,152	$3,766,421	$4,239,524	(12.7)%	(13.5)%
Junior lien	2,791,756	2,839,316	2,543,212	2,572,905	2,434,977	(1.7)	5.3
Total consumer real estate	5,084,352	5,464,272	5,682,364	6,339,326	6,674,501	(7.0)	(5.9)
Commercial:
Commercial real estate	2,634,191	2,593,429	2,624,255	2,743,697	3,080,942	1.6	(3.8)
Commercial business	652,287	552,403	533,410	404,655	324,293	18.1	21.1
Total commercial	3,286,478	3,145,832	3,157,665	3,148,352	3,405,235	4.5	(1.0)
Leasing and equipment finance	4,336,310	4,012,248	3,745,322	3,428,755	3,198,017	8.1	6.7
Inventory finance	2,470,175	2,146,754	1,877,090	1,664,377	1,567,214	15.1	31.6
Auto finance	2,647,741	2,647,596	1,915,061	1,239,386	552,833	—	N.M.
Other	18,771	19,297	24,144	26,743	27,924	(2.7)	(11.7)
Total loans and leases	$17,843,827	$17,435,999	$16,401,646	$15,846,939	$15,425,724	2.3	4.7
N.M. Not Meaningful.

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Geographic Distribution:
Minnesota	$1,247,499	$730,183	$108,963	$81,739	$51,267	$5,723	$2,225,374
California	935,607	139,176	594,705	95,218	430,076	4	2,194,786
Illinois	1,154,721	421,081	169,240	67,928	102,043	4,108	1,919,121
Michigan	480,280	505,823	116,787	100,601	50,399	3,888	1,257,778
Texas	—	72,726	416,109	154,098	228,468	8	871,409
Wisconsin	225,522	425,345	60,828	78,067	27,058	818	817,638
Florida	106,045	90,469	225,065	124,910	142,799	39	689,327
Colorado	248,863	251,983	76,536	29,756	50,256	3,762	661,156
New York	33,424	19,238	259,034	86,746	126,754	48	525,244
Canada	—	—	1,196	458,138	—	—	459,334
Ohio	8,102	81,902	159,133	97,999	74,445	—	421,581
Pennsylvania	36,302	15,190	152,459	74,682	107,298	55	385,986
Georgia	50,499	49,003	112,304	58,767	90,032	—	360,605
Arizona	102,255	14,966	126,367	19,678	77,064	213	340,543
North Carolina	4,162	19,860	159,240	60,097	94,307	7	337,673
New Jersey	45,061	—	166,568	22,777	85,216	—	319,622
Indiana	19,423	68,119	82,116	56,266	37,440	4	263,368
Washington	108,478	10,065	69,882	33,011	36,418	3	257,857
Massachusetts	35,253	17,453	118,681	19,072	53,655	—	244,114
Tennessee	3,413	55,229	78,532	40,972	54,640	2	232,788
Virginia	23,720	4,633	87,000	36,706	70,068	10	222,137
Other	215,723	294,034	995,565	672,947	658,038	79	2,836,386
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

The contractual maturities of loans and leases outstanding at December 31, 2016 were as follows:

	At December 31, 2016(1)
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Amounts due:
Within 1 year	$115,397	$516,649	$1,438,018	$2,470,175	$621,370	$9,861	$5,171,470
1 to 5 years	503,863	2,323,078	2,758,773	—	1,929,904	1,808	7,517,426
Over 5 years	4,465,092	446,751	139,519	—	96,467	7,102	5,154,931
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827
Amounts due after 1 year:
Fixed-rate loans and leases	$2,039,349	$854,300	$2,887,119	$—	$2,026,371	$8,753	$7,815,892
Variable- and adjustable-rate loans and leases	2,929,606	1,915,529	11,173	—	—	157	4,856,465
Total after 1 year	$4,968,955	$2,769,829	$2,898,292	$—	$2,026,371	$8,910	$12,672,357

(1)
This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Real Estate TCF's consumer real estate portfolio represented 28.5% and 31.3% of TCF's total loan and lease portfolio at December 31, 2016 and 2015, respectively. The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.3 billion of first mortgage lien loans with an average loan size of $100 thousand and $2.8 billion of junior lien loans with an average loan size of $47 thousand at December 31, 2016, compared to first mortgage lien loans of $2.6 billion and junior lien loans of $2.8 billion at December 31, 2015. The decrease of $379.9 million in the consumer real estate portfolio was primarily due to run-off of the first mortgage lien loans. Loans are originated for investment and for sale. TCF sold $1.6 billion and $1.3 billion of consumer real estate loans in 2016 and 2015, respectively. Consumer real estate originations increased to $2.6 billion in 2016 compared to $2.4 billion in 2015. At December 31, 2016 and 2015, 68.1% and 74.0%, respectively, of the consumer real estate portfolio were in TCF's primary banking markets. At December 31, 2016 and 2015, 58.0% and 54.6%, respectively, of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate. At December 31, 2016 and 2015, 47.3% and 51.0%, respectively, of TCF's consumer real estate loans consisted of closed-end loans. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 735 and 734 at December 31, 2016 and 2015, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 733 and 731 at December 31, 2016 and 2015, respectively.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At December 31, 2016, 62.2% of the consumer real estate portfolio had been originated since January 1, 2009 with net charge-offs of 0.01% in 2016. TCF's consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

The consumer real estate junior lien portfolio was comprised of $2.5 billion of home equity lines of credit ("HELOCs") and $272.9 million of amortizing consumer real estate junior lien mortgage loans at December 31, 2016, compared with $2.5 billion and $345.3 million at December 31, 2015, respectively. At December 31, 2016 and 2015, $2.0 billion and $1.8 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2016 and 2015, $525.4 million and $664.5 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of December 31, 2016, 18.1% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 67.1% of total lines of credit in 2016, compared to 68.0% in 2015.

Commercial Real Estate and Business Lending TCF's commercial portfolio represented 18.4% and 18.0% of TCF's total loan and lease portfolio at December 31, 2016 and 2015, respectively. The commercial portfolio consisted of $2.6 billion of commercial real estate loans and $652.3 million of commercial business loans at December 31, 2016, increases of 1.6% and 18.1%, respectively, from $2.6 billion and $552.4 million, respectively, at December 31, 2015. The increase of $99.9 million in commercial business loans was primarily due to an increase in originations. Total commercial originations were $1.9 billion in both 2016 and 2015. At December 31, 2016 and 2015, 77.8% and 84.1%, respectively, of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at December 31, 2016 and 2015. At December 31, 2016 and 2015, variable- and adjustable-rate loans represented 69.0% and 67.2%, respectively, of total commercial loans outstanding.

TCF's commercial real estate loan portfolio by property and loan type was as follows:

	At December 31,
	2016			2015
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Multi-family housing	$718,562	$152,693	$871,255	$770,325	$203,518	$973,843
Warehouse/industrial buildings	362,092	3,156	365,248	339,160	28,462	367,622
Health care facilities	326,536	37,372	363,908	290,418	35,610	326,028
Office buildings	321,970	22,058	344,028	316,326	12,615	328,941
Retail services(1)	292,036	3,662	295,698	264,253	4,189	268,442
Self-storage	184,543	29,771	214,314	141,844	20,215	162,059
Hotels and motels	117,312	25,739	143,051	112,386	6,666	119,052
Other	33,236	3,453	36,689	32,506	14,936	47,442
Total	$2,356,287	$277,904	$2,634,191	$2,267,218	$326,211	$2,593,429

(1)	Primarily retail strip shopping centers and malls, convenience stores, supermarkets, restaurants and automobile related businesses.

Leasing and Equipment Finance TCF's leasing and equipment finance portfolio represented 24.3% and 23.0% of TCF's total loan and lease portfolio at December 31, 2016 and 2015, respectively. The leasing and equipment finance portfolio consisted of $2.3 billion of leases and $2.0 billion of loans at December 31, 2016, increases of 10.3% and 5.6%, respectively, from $2.1 billion of leases and $1.9 billion of loans at December 31, 2015. The increase of $324.1 million, or 8.1%, in total loans and leases was primarily due to growth in the specialty vehicles and furniture and fixtures product types. Leasing and equipment finance originations increased to $2.1 billion in 2016 compared to $2.0 billion in 2015. The uninstalled backlog of approved transactions was $453.6 million and $446.3 million at December 31, 2016 and 2015, respectively. The average loan and lease size was $77 thousand and $76 thousand at December 31, 2016 and 2015, respectively. TCF's leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for information on lease accounting.

At December 31, 2016 and 2015, $140.1 million and $126.0 million, respectively, of TCF's lease portfolio was discounted with third-party financial institutions on a non-recourse basis, which is recorded in long-term borrowings. The leasing and equipment finance portfolio table below includes lease residuals, including those related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2016, lease residuals totaled $123.4 million, or 10.0% of original equipment value, including $7.5 million related to non-recourse sales, compared with $118.9 million, or 9.9% of original equipment value, including $11.6 million related to non-recourse sales at December 31, 2015.

TCF's leasing and equipment finance portfolio by equipment type was as follows:

	At December 31,
	2016		2015
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Specialty vehicles	$1,252,951	28.9%	$1,110,836	27.7%
Construction	483,231	11.1	447,502	11.1
Golf cart and turf	429,382	9.9	394,939	9.8
Furniture and fixtures	384,975	8.9	296,823	7.4
Medical	336,566	7.8	355,326	8.9
Technology and data processing	321,562	7.4	304,845	7.6
Manufacturing	300,368	6.9	318,750	7.9
Trucks and trailers	271,870	6.3	263,512	6.6
Agricultural	149,192	3.4	151,894	3.8
Other	406,213	9.4	367,821	9.2
Total	$4,336,310	100.0%	$4,012,248	100.0%

Inventory Finance TCF's inventory finance portfolio represented 13.8% and 12.3% of TCF's total loan and lease portfolio at December 31, 2016 and 2015, respectively. The inventory finance portfolio totaled $2.5 billion and $2.1 billion at December 31, 2016 and 2015, respectively. The increase of $323.4 million, or 15.1%, was primarily due to strong originations and the expansion of the number of active dealers. TCF's inventory finance customers included more than 10,800 and 10,500 active dealers at December 31, 2016 and 2015, respectively. Inventory finance originations increased to $6.7 billion in 2016 compared to $5.8 billion in 2015. Origination levels are impacted by the velocity of fundings and repayments with dealers.

TCF's inventory finance portfolio by marketing segment was as follows:

	At December 31,
	2016		2015
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Powersports	$1,143,226	46.3%	$1,038,741	48.4%
Lawn and garden	567,452	23.0	487,541	22.7
Other	759,497	30.7	620,472	28.9
Total	$2,470,175	100.0%	$2,146,754	100.0%

Auto Finance TCF's auto finance portfolio represented 14.8% and 15.2% of TCF's total loan and lease portfolio at December 31, 2016 and 2015, respectively. The auto finance portfolio totaled $2.6 billion at both December 31, 2016 and 2015. Loans are originated for investment and for sale, including securitizations. TCF sold $2.1 billion and $1.3 billion of auto finance loans in 2016 and 2015, respectively. Auto finance originations increased to $3.6 billion in 2016 compared to $3.2 billion in 2015. The auto finance network included dealers in all 50 states and more than 11,400 and 11,800 active dealers at December 31, 2016 and 2015, respectively. The auto finance portfolio consisted of 23.3% new auto loans and 76.7% used auto loans at December 31, 2016, compared with 24.4% and 75.6%, respectively, at December 31, 2015. The average original FICO score for the auto finance held for investment portfolio was 733 and 725 at December 31, 2016 and 2015, respectively.

Credit Quality  The following summarizes TCF's loan and lease portfolio based on the credit quality factors that TCF believes are the most important and should be considered to understand the overall condition of the portfolio. The following items should be considered throughout this section:

•	Loans and leases that are over 60-days delinquent have a higher potential to become non-accrual and generally are a leading indicator for future charge-off trends.

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

Included in Note 1, Basis of Presentation and in Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements are disclosures of loans considered to be "impaired" for accounting purposes. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate or for collateral dependent loans at the fair value of collateral less selling expense; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. Impaired loans include non-accrual commercial loans, non-accrual equipment finance loans, non-accrual inventory finance loans, as well as all TDR loans. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses.

Past Due Loans and Leases  Over 60-day delinquent loans and leases by type, excluding non-accrual loans and leases, were as follows. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information.

	At December 31,
	2016		2015
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Average Portfolio(1)	60 Days or More Delinquent and Accruing	Percentage of Average Portfolio(1)
Consumer real estate:
First mortgage lien	$8,725	0.40%	$11,565	0.46%
Junior lien	1,404	0.05	1,519	0.05
Total consumer real estate	10,129	0.21	13,084	0.25
Commercial	—	—	1	—
Leasing and equipment finance	4,523	0.10	2,292	0.06
Inventory finance	55	—	118	0.01
Auto finance	6,102	0.23	3,573	0.14
Other	20	0.10	20	0.10
Subtotal	20,829	0.12	19,088	0.11
Portfolios acquired with deteriorated credit quality	—	—	1	0.43
Total	$20,829	0.12	$19,089	0.11

(1)	Excludes average non-accrual loans and leases by portfolio.

Loan Modifications  TDR loans were as follows:

	At December 31, 2016
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$98,606	$71,961	$170,567
Commercial	20,304	2,170	22,474
Leasing and equipment finance	4,802	1,350	6,152
Inventory finance	—	357	357
Auto finance	2,323	5,504	7,827
Other	6	—	6
Total	$126,041	$81,342	$207,383
Over 60-day delinquent accruing TDR loans as a percentage of total accruing TDR loans	1.19%	N.A.	N.A.

	At December 31, 2015
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$106,787	$79,055	$185,842
Commercial	24,731	7,016	31,747
Leasing and equipment finance	2,904	641	3,545
Inventory finance	51	172	223
Auto finance	799	8,440	9,239
Other	11	—	11
Total	$135,283	$95,324	$230,607
Over 60-day delinquent accruing TDR loans as a percentage of total accruing TDR loans	1.54%	N.A.	N.A.
N.A. Not applicable.

Total TDR loans at December 31, 2016 decreased $23.2 million, or 10.1%, from December 31, 2015. Accruing TDR loans at December 31, 2016 decreased $9.2 million, or 6.8%, from December 31, 2015, primarily due to fewer additions in the consumer real estate and commercial portfolios and continued strong customer payment performance in the consumer real estate portfolio. Non-accrual TDR loans at December 31, 2016 decreased $14.0 million, or 14.7%, from December 31, 2015 primarily due to improved credit quality trends in the consumer real estate and commercial portfolios, as well as a decrease in auto finance non-accrual TDR loans due to fewer TDR loans being placed on non-accrual status.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At December 31, 2016, 57.8% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans in 2016, yielding 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property. At December 31, 2016, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At December 31, 2016, 90.3% of total commercial TDR loans were accruing and TCF recognized more than 92% of the original contractual interest due on accruing commercial TDR loans in 2016, yielding 4.7%. At December 31, 2016, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

TCF may utilize a multiple note structure as a workout alternative for certain commercial loans, which restructures a troubled loan into two notes. The first note is established at an amount and with market terms that provide reasonable assurance of payment and performance and is classified as a TDR loan. The second note is a separate and distinct legal contract and is still outstanding; however it has been charged-off and may become recoverable if the borrower's financial position improves. At December 31, 2016, one TDR loan restructured as multiple notes with a combined total contractual balance of $9.1 million and a remaining book balance of $8.6 million was included in the preceding table.

See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Consumer real estate:
First mortgage lien	$106,125	$124,156	$137,790	$180,811	$199,631
Junior lien	46,346	44,113	35,481	38,222	35,269
Total consumer real estate	152,471	168,269	173,271	219,033	234,900
Commercial:
Commercial real estate	5,564	6,737	24,554	36,178	118,300
Commercial business	355	3,588	481	4,361	9,446
Total commercial	5,919	10,325	25,035	40,539	127,746
Leasing and equipment finance	10,880	11,262	12,670	14,041	13,652
Inventory finance	5,134	1,098	2,082	2,529	1,487
Auto finance	7,038	9,509	3,676	470	101
Other	3	3	—	410	1,571
Total non-accrual loans and leases	181,445	200,466	216,734	277,022	379,457
Other real estate owned:
Consumer real estate	34,070	42,912	44,932	47,637	69,599
Commercial real estate	12,727	7,070	20,718	21,237	27,379
Total other real estate owned	46,797	49,982	65,650	68,874	96,978
Total non-accrual loans and leases and other real estate owned	$228,242	$250,448	$282,384	$345,896	$476,435

Non-accrual loans and leases as a percentage of total loans and leases	1.02%	1.15%	1.32%	1.75%	2.46%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	1.28	1.43	1.71	2.17	3.07

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	88.33	77.85	75.75	91.05	70.40

Non-accrual loans and leases at December 31, 2016 decreased $19.0 million, or 9.5%, from December 31, 2015, primarily due to improved credit quality trends in the consumer real estate and commercial portfolios and lower non-accrual TDR loans in the auto finance portfolio, partially offset by an increase in non-accrual loans in the inventory finance portfolio. Other real estate owned at December 31, 2016 decreased $3.2 million, or 6.4%, from December 31, 2015, primarily due to sales of other real estate owned outpacing additions. Consumer real estate loans in process of foreclosure were $32.1 million and $44.5 million at December 31, 2016 and 2015, respectively. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for additional information.

Loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due unless, in the case of commercial loans, they are well secured and in process of collection. Delinquent consumer real estate junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis. Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2016 and 2015 were as follows:

	At or For the Year Ended December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466
Additions	89,484	5,325	20,714	12,963	5,762	156	134,404
(Charge-offs) recoveries	(12,674)	(727)	(5,074)	(1,498)	(2,675)	(91)	(22,739)
Transfers to other assets	(43,965)	—	(4,541)	(1,496)	(1,455)	—	(51,457)
Return to accrual status	(19,522)	—	(3,614)	(1,242)	—	—	(24,378)
Payments received	(28,949)	(15,812)	(7,867)	(4,784)	(4,044)	(65)	(61,521)
Sales	—	(3,664)	—	—	—	—	(3,664)
Other, net	(172)	10,472	—	93	(59)	—	10,334
Balance, end of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$173,271	$25,035	$12,670	$2,082	$3,676	$—	$216,734
Additions	131,585	13,723	16,797	12,242	11,003	35	185,385
(Charge-offs) recoveries	(25,409)	(5,247)	(5,483)	(1,271)	(1,667)	49	(39,028)
Transfers to other assets	(59,203)	(245)	(2,648)	(1,482)	(953)	—	(64,531)
Return to accrual status	(25,981)	(2,827)	(2,352)	(6,278)	—	—	(37,438)
Payments received	(26,368)	(19,644)	(7,722)	(4,976)	(2,550)	(81)	(61,341)
Sales	—	(4,083)	—	—	—	—	(4,083)
Other, net	374	3,613	—	781	—	—	4,768
Balance, end of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466

Loan Credit Classifications TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Loan credit classifications are an additional characteristic that is closely monitored in the overall credit risk process. Loan credit classifications are derived from standard regulatory rating definitions, which include: non-classified (pass and special mention) and classified (substandard and doubtful). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and regulatory classification were as follows:

	At December 31, 2016
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,877,740	$40,253	$166,359	$—	$5,084,352
Commercial	3,190,241	61,771	34,466	—	3,286,478
Leasing and equipment finance	4,285,065	23,441	27,804	—	4,336,310
Inventory finance	2,163,764	139,385	167,026	—	2,470,175
Auto finance	2,631,406	244	16,091	—	2,647,741
Other	18,750	—	21	—	18,771
Total loans and leases	$17,166,966	$265,094	$411,767	$—	$17,843,827

	At December 31, 2015
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,210,975	$62,722	$190,575	$—	$5,464,272
Commercial	3,035,320	65,382	45,130	—	3,145,832
Leasing and equipment finance	3,969,191	19,806	23,251	—	4,012,248
Inventory finance	1,887,505	138,945	120,304	—	2,146,754
Auto finance	2,632,589	—	15,007	—	2,647,596
Other	19,274	—	23	—	19,297
Total loans and leases	$16,754,854	$286,855	$394,290	$—	$17,435,999

Total classified loans and leases were $411.8 million and $394.3 million at December 31, 2016 and 2015, respectively. The increase of $17.5 million from December 31, 2015 was primarily due to an increase in the inventory finance portfolio, partially offset by a decrease in the consumer real estate and commercial portfolios due to improved credit quality trends.

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

The Company considers the allowance for loan and lease losses of $160.3 million appropriate to cover losses incurred in the loan and lease portfolios at December 31, 2016. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 6, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	Credit Loss Reserves					Credit Loss Reserves as a Percentage of Portfolio
	At December 31,					At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
Consumer real estate:
First mortgage lien	$33,828	$36,888	$55,319	$133,009	$119,957	1.48%	1.41%	1.76%	3.53%	2.83%
Junior lien	25,620	31,104	30,042	43,021	62,056	0.92	1.10	1.18	1.67	2.55
Consumer real estate	59,448	67,992	85,361	176,030	182,013	1.17	1.24	1.50	2.78	2.73
Commercial:
Commercial real estate	22,785	22,215	24,616	32,405	47,821	0.86	0.86	0.94	1.18	1.55
Commercial business	9,910	7,970	6,751	5,062	3,754	1.52	1.44	1.27	1.25	1.16
Total commercial	32,695	30,185	31,367	37,467	51,575	0.99	0.96	0.99	1.19	1.51
Leasing and equipment finance	21,350	19,018	18,446	18,733	21,037	0.49	0.47	0.49	0.55	0.66
Inventory finance	13,932	11,128	10,020	8,592	7,569	0.56	0.52	0.53	0.52	0.48
Auto finance	32,310	26,486	18,230	10,623	4,136	1.22	1.00	0.95	0.86	0.75
Other	534	1,245	745	785	798	2.84	6.45	3.09	2.94	2.86
Total allowance for loan and lease losses	160,269	156,054	164,169	252,230	267,128	0.90	0.90	1.00	1.59	1.73
Other credit loss reserves:
Reserves for unfunded commitments	1,115	1,044	943	980	2,456	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$161,384	$157,098	$165,112	$253,210	$269,584	0.90	0.90	1.01	1.60	1.75
N.A. Not Applicable.

Reconciliations of changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$156,054	$164,169	$252,230	$267,128	$255,672
Charge-offs:
Consumer real estate:
First mortgage lien	(10,413)	(19,448)	(43,632)	(60,363)	(101,595)
Junior lien	(8,211)	(14,239)	(19,494)	(37,145)	(83,190)
Total consumer real estate	(18,624)	(33,687)	(63,126)	(97,508)	(184,785)
Commercial:
Commercial real estate	(752)	(5,225)	(8,646)	(28,287)	(34,642)
Commercial business	(1)	(24)	(11)	(657)	(6,194)
Total commercial	(753)	(5,249)	(8,657)	(28,944)	(40,836)
Leasing and equipment finance	(7,738)	(7,631)	(7,316)	(7,277)	(15,248)
Inventory finance	(2,623)	(2,501)	(1,653)	(1,141)	(1,838)
Auto finance	(26,994)	(18,386)	(11,856)	(5,305)	(1,164)
Other	(7,353)	(7,093)	(8,359)	(9,115)	(10,239)
Total charge-offs	(64,085)	(74,547)	(100,967)	(149,290)	(254,110)
Recoveries:
Consumer real estate:
First mortgage lien	1,206	1,578	1,513	2,055	1,067
Junior lien	5,859	5,850	5,354	6,589	4,582
Total consumer real estate	7,065	7,428	6,867	8,644	5,649
Commercial:
Commercial real estate	308	2,032	754	2,667	1,762
Commercial business	65	1,737	2,133	103	197
Total commercial	373	3,769	2,887	2,770	1,959
Leasing and equipment finance	2,386	2,792	3,705	3,968	5,058
Inventory finance	816	1,019	826	373	333
Auto finance	3,853	2,971	1,491	607	30
Other	4,357	5,034	5,860	6,518	7,314
Total recoveries	18,850	23,013	21,636	22,880	20,343
Net charge-offs	(45,235)	(51,534)	(79,331)	(126,410)	(233,767)
Provision for credit losses	65,874	52,944	95,737	118,368	247,443
Other(1)	(16,424)	(9,525)	(104,467)	(6,856)	(2,220)
Balance, end of period	$160,269	$156,054	$164,169	$252,230	$267,128
Net charge-offs as a percentage of average loans and leases	0.26%	0.30%	0.49%	0.81%	1.54%

(1)
Included in Other in 2014 is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the portfolio sale of consumer real estate TDR loans.

During 2016, total net charge-offs decreased $6.3 million primarily due to a decrease in consumer real estate net charge-offs, partially offset by an increase in auto finance net charge-offs. The decrease in net charge-offs in the consumer real estate portfolio was primarily due to improved credit quality and increased home values. The increase in net charge-offs in the auto finance portfolio was primarily due to the maturation of the portfolio and an industry decline in used auto values. During 2015, total net charge-offs decreased $27.8 million primarily due to a decrease in consumer real estate net charge-offs as a result of the improving economy, as incidents of default decreased and home values increased and a decrease in commercial net charge-offs due to improved credit quality and continued efforts to actively work out problem loans. These decreases were partially offset by an increase in net charge-offs in the auto finance portfolio primarily due to growth and maturation of the portfolio.

Liquidity Management TCF manages its liquidity to ensure that the funding needs of depositors and borrowers are met both promptly and in a cost-effective manner. Asset liquidity arises from the amortization, prepayment or maturity of assets and from the ability of TCF to sell or securitize loans. Liability liquidity results from the ability of TCF to maintain a diverse set of funding sources to promptly meet funding requirements.

TCF's Asset & Liability Committee ("ALCO") and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of the Company's liquidity risk. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information.

TCF Bank had $256.6 million and $538.7 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at December 31, 2016 and 2015, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.2 billion and $1.3 billion at December 31, 2016 and 2015, respectively. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $612.5 million and $266.9 million at December 31, 2016 and 2015, respectively.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information. TCF Financial had cash and due from bank of $69.7 million and $69.5 million at December 31, 2016 and 2015, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF's deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.9 billion of additional borrowing capacity at the FHLB of Des Moines at December 31, 2016, as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. At December 31, 2016, TCFCFC had $2.2 million (USD) outstanding under the line of credit with the counterparty and it was unused at December 31, 2015.

Deposits  Deposits totaled $17.2 billion at December 31, 2016, an increase of $0.5 billion, or 3.1%, from December 31, 2015, primarily due to an increase in checking account balances and certificates of deposit.

Non-interest bearing checking accounts represented 20.0% of total deposits at December 31, 2016, compared with 19.1% at December 31, 2015. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.36% at December 31, 2016, compared with 0.30% at December 31, 2015. The increase was primarily due to increased average rates resulting from promotions for certificates of deposit.

Checking, savings and certain money market deposits are an important source of low or no interest cost funds for TCF. The average balance of these types of deposits was $10.6 billion and $10.0 billion for 2016 and 2015, respectively. These deposits comprised 62.1% of total average deposits for 2016, compared with 62.6% of total average deposits for 2015.

Certificates of deposit totaled $4.1 billion at December 31, 2016, compared with $3.9 billion at December 31, 2015. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at December 31, 2016 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at December 31, 2016
Maturity:
Three months or less	$388,777
Over three through six months	331,697
Over six through 12 months	1,003,841
Over 12 months	309,419
Total	$2,033,734

Borrowings  Borrowings totaled $1.1 billion and $1.0 billion at December 31, 2016 and 2015, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

See Note 10, Short-term Borrowings and Note 11, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's borrowings.

Contractual Obligations and Commitments As discussed further in Note 7, Premises and Equipment; Note 9, Deposits; Note 10, Short-term Borrowings; Note 11, Long-term Borrowings and Note 17, Financial Instruments with Off-Balance Sheet Risk of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts.

At December 31, 2016, the aggregate contractual obligations and commitments were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Certificates of deposit	$4,092,423	$3,392,044	$662,411	$24,063	$13,905
Total borrowings	1,078,921	64,236	741,803	16,176	256,706
Annual rental commitments under non-cancelable operating leases	191,931	28,264	55,076	37,853	70,738
Contractual interest payments(1)	149,413	55,680	39,930	28,678	25,125
Campus marketing agreement	28,404	2,829	5,642	5,643	14,290
Investments in affordable housing limited liability entities	12,565	9,746	2,819	—	—
Construction contracts and land purchase commitments for future branch sites	3,447	3,447	—	—	—
Total	$5,557,104	$3,556,246	$1,507,681	$112,413	$380,764

(1)	Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

	Amount of Commitment - Expiration by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Consumer real estate and other	$1,425,585	$44,511	$115,134	$21,986	$1,243,954
Commercial	898,809	127,913	490,833	254,665	25,398
Leasing and equipment finance	125,648	125,648	—	—	—
Total commitments to extend credit	2,450,042	298,072	605,967	276,651	1,269,352
Standby letters of credit and guarantees on industrial revenue bonds	8,782	7,926	281	575	—
Total	$2,458,824	$305,998	$606,248	$277,226	$1,269,352

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities that do not obligate the Company to lend have been excluded from the contractual obligations table above.

TCF's campus marketing agreement consists of fixed and minimum obligations for exclusive marketing rights and naming rights with one university. TCF is obligated to make annual payments for the exclusive marketing rights through 2023 with a renewal option to extend the terms through 2029. TCF is obligated to make annual payments for the exclusive naming rights through 2023.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2020. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at December 31, 2016 and 2015. See Note 14, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At December 31, 2016, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share)(the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part on or after June 25, 2017.

At December 31, 2016, there were 4,000,000 shares outstanding of the 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Equity  Total equity at December 31, 2016 was $2.4 billion, or 11.4% of total assets, compared with $2.3 billion, or 11.2% of total assets, at December 31, 2015. Dividends to common stockholders on a per share basis totaled 7.5 cents for each quarter of the year ended December 31, 2016 and the quarter ended December 31, 2015, an increase of 50% from a per share basis of 5 cents for each of the first three quarters of 2015. TCF's common dividend payout ratio for the quarters ended December 31, 2016 and 2015 was 27.8% and 25.9%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2016, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Common equity at December 31, 2016 was $2.2 billion, or 10.09% of total assets, compared with $2.0 billion, or 9.80% of total assets, at December 31, 2015. Tangible common equity at December 31, 2016 was $1.9 billion, or 9.13% of total tangible assets, compared with $1.8 billion, or 8.79% of total tangible assets, at December 31, 2015. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets, respectively, were as follows:

		At December 31,
(Dollars in thousands)		2016	2015	2014	2013	2012
Computation of tangible common equity to tangible assets:
Total equity		$2,444,645	$2,306,917	$2,135,364	$1,964,759	$1,876,643
Less: Non-controlling interest in subsidiaries		17,162	16,001	13,715	11,791	13,270
Total TCF Financial Corporation stockholders' equity		2,427,483	2,290,916	2,121,649	1,952,968	1,863,373
Less: Preferred stock		263,240	263,240	263,240	263,240	263,240
Total common stockholders' equity	(a)	2,164,243	2,027,676	1,858,409	1,689,728	1,600,133
Less:
Goodwill		225,640	225,640	225,640	225,640	225,640
Other intangibles(1)		1,738	3,126	4,641	6,326	8,674
Tangible common equity	(b)	$1,936,865	$1,798,910	$1,628,128	$1,457,762	$1,365,819

Total assets	(c)	$21,441,326	$20,689,609	$19,393,656	$18,378,769	$18,224,736
Less:
Goodwill		225,640	225,640	225,640	225,640	225,640
Other intangibles(1)		1,738	3,126	4,641	6,326	8,674
Tangible assets	(d)	$21,213,948	$20,460,843	$19,163,375	$18,146,803	$17,990,422

Common equity to assets	(a) / (c)	10.09%	9.80%	9.58%	9.19%	8.78%
Tangible common equity to tangible assets	(b) / (d)	9.13%	8.79%	8.50%	8.03%	7.59%

(1)	Includes non-mortgage servicing assets.

Critical Accounting Estimates

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, the determination of lease classification and the determination of current and deferred income taxes. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for further discussion of critical accounting policies.

Recent Accounting Developments

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04: Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate an implied goodwill value using Step 2 to measure impairment. The ASU does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The adoption of this ASU will be required on a prospective basis for annual or any interim goodwill impairment tests performed by TCF after January 1, 2020. Early adoption is allowed. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a more robust framework to use in determining when a set of assets and activities is a business. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this ASU will be required on a retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain types of cash receipts and cash payments are presented in the statement of cash flows. The adoption of this ASU will be required on a retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one-year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides guidance that affects narrow aspects of the guidance issued in ASU No. 2014-09. The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on our consolidated financial statements.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, use by municipalities of eminent domain on property securing troubled residential mortgage loans, or imposition of underwriting or other limitations that impact the ability to offer certain variable-rate products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; changes to bankruptcy laws which would result in the loss of all or part of TCF's security interest due to collateral value declines; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

Branching Risk; Growth Risks.  Adverse developments affecting TCF's supermarket banking relationships or either of the primary supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; inability to timely close underperforming branches due to long-term lease obligations; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; failure to expand or diversify TCF's balance sheet through new or expanded programs or opportunities; failure to successfully attract and retain new customers, including the failure to attract and retain manufacturers and dealers to expand the inventory finance business; failure to effectuate, and risks of claims related to, sales and securitizations of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend, to a large degree, on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk, foreign currency risk and operational risk, the Company considers interest rate risk to be one of its more significant market risks.

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

TCF's ALCO is responsible for reviewing the Company's interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. ALCO manages TCF's interest rate risk based on interest rate expectations and other factors. The principal objective of TCF in managing its assets and liabilities is to provide maximum levels of net interest income and facilitate the funding needs of the Company, while maintaining acceptable levels of interest rate risk and liquidity risk.

ALCO primarily uses two interest rate risk tools with policy limits to evaluate TCF's interest rate risk: net interest income simulation and economic value of equity ("EVE") analysis. In addition, the interest rate gap is reviewed periodically to monitor asset and liability repricing over various time periods.

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management's control, such as consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, consumer behavior and management strategies, among other factors. TCF performs various sensitivity analyses on assumptions of new loan spreads, prepayment rates, basis risk, deposit attrition and deposit repricing.

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income
	December 31,
(Dollars in millions)	2016		2015
Immediate Change in Interest Rates:
+200 basis points	$97.2	10.9%	$93.9	11.1%
+100 basis points	52.1	5.9	50.4	5.9

As of December 31, 2016, 59.0% of TCF's loan and lease balances are expected to reprice, amortize or prepay in the next 12 months and 62.1% of TCF's deposit balances are low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for rising interest rates.

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

The Company also has credit risk in its securities portfolio related to obligations of states and political subdivisions. The Company maintains a restrictive set of underwriting criteria and regularly monitors credit performance under the direction and supervision of the TCF Bank Credit Committee to manage this risk. Credit risk in the remainder of the securities portfolio is minimal. The remainder of the securities available for sale and securities held to maturity portfolios as of December 31, 2016 consist primarily of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae. All investment related counterparties and transaction limits are reviewed and approved annually by both ALCO and the TCF Bank Credit Committee.
Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company's inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may be required to receive regulatory approval prior to making any such distributions in the future and such distributions may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. See "Item 1. Business - Regulation - Restrictions on Distributions", Note 14, Regulatory Capital Requirements and Note 23, Parent Company Financial Information of Notes to Consolidated Financial Statements for further information.

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

TCF's asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve Bank or other highly liquid marketable securities that are not pledged and can be sold or pledged to various counterparties under established agreements. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.2 billion at December 31, 2016. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $612.5 million at December 31, 2016.

Deposits are TCF's primary source of funding. TCF also maintains secured sources of funding, which primarily include $1.9 billion of additional borrowing capacity at the FHLB of Des Moines, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve Bank may consist of consumer and commercial real estate loans and mortgage-backed securities. The FHLB relies upon its own internal credit analysis of TCF when determining TCF's secured borrowing capacity. In addition to the above, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in the exchange rate of the Canadian dollar may impact the Company's investment in TCFCFC. TCF enters into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCFCFC. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates. See Note 1, Basis of Presentation and Note 18, Derivative Instruments of Notes to Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TCF Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 21, 2017

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2016	2015
Assets:
Cash and due from banks	$609,603	$889,337
Investments	74,714	70,537
Securities held to maturity	181,314	201,920
Securities available for sale	1,423,435	888,885
Loans and leases held for sale	268,832	157,625
Loans and leases:
Consumer real estate:
First mortgage lien	2,292,596	2,624,956
Junior lien	2,791,756	2,839,316
Total consumer real estate	5,084,352	5,464,272
Commercial	3,286,478	3,145,832
Leasing and equipment finance	4,336,310	4,012,248
Inventory finance	2,470,175	2,146,754
Auto finance	2,647,741	2,647,596
Other	18,771	19,297
Total loans and leases	17,843,827	17,435,999
Allowance for loan and lease losses	(160,269)	(156,054)
Net loans and leases	17,683,558	17,279,945
Premises and equipment, net	418,372	445,934
Goodwill	225,640	225,640
Other assets	555,858	529,786
Total assets	$21,441,326	$20,689,609
Liabilities and Equity:
Deposits:
Checking	$6,009,151	$5,690,559
Savings	4,719,481	4,717,457
Money market	2,421,467	2,408,180
Certificates of deposit	4,092,423	3,903,793
Total deposits	17,242,522	16,719,989
Short-term borrowings	4,391	5,381
Long-term borrowings	1,073,181	1,034,557
Total borrowings	1,077,572	1,039,938
Accrued expenses and other liabilities	676,587	622,765
Total liabilities	18,996,681	18,382,692
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
171,034,506 and 169,887,030 shares issued, respectively	1,710	1,699
Additional paid-in capital	862,776	851,836
Retained earnings, subject to certain restrictions	1,382,901	1,240,347
Accumulated other comprehensive income (loss)	(33,725)	(15,346)
Treasury stock at cost, 42,566 shares, and other	(49,419)	(50,860)
Total TCF Financial Corporation stockholders' equity	2,427,483	2,290,916
Non-controlling interest in subsidiaries	17,162	16,001
Total equity	2,444,645	2,306,917
Total liabilities and equity	$21,441,326	$20,689,609

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2016	2015	2014
Interest income:
Loans and leases	$850,546	$832,736	$820,436
Securities available for sale	26,573	15,648	11,994
Securities held to maturity	4,649	5,486	5,281
Loans held for sale and other	48,962	38,060	36,518
Total interest income	930,730	891,930	874,229
Interest expense:
Deposits	61,788	48,226	38,385
Borrowings	20,836	23,316	20,215
Total interest expense	82,624	71,542	58,600
Net interest income	848,106	820,388	815,629
Provision for credit losses	65,874	52,944	95,737
Net interest income after provision for credit losses	782,232	767,444	719,892
Non-interest income:
Fees and service charges	137,664	144,999	154,386
Card revenue	54,882	54,387	51,323
ATM revenue	20,445	21,544	22,225
Subtotal	212,991	220,930	227,934
Gains on sales of auto loans, net	34,832	30,580	43,565
Gains on sales of consumer real estate loans, net	50,427	40,964	34,794
Servicing fee income	40,182	31,229	21,444
Subtotal	125,441	102,773	99,803
Leasing and equipment finance	119,166	108,129	93,799
Other	8,883	10,463	10,704
Fees and other revenue	466,481	442,295	432,240
Gains (losses) on securities, net	(581)	(297)	1,027
Total non-interest income	465,900	441,998	433,267
Non-interest expense:
Compensation and employee benefits	474,722	457,743	452,942
Occupancy and equipment	149,980	144,962	139,023
Other	231,420	229,255	227,970
Subtotal	856,122	831,960	819,935
Operating lease depreciation	40,359	39,409	27,152
Foreclosed real estate and repossessed assets, net	13,187	23,193	24,567
Other credit costs, net	219	185	123
Total non-interest expense	909,887	894,747	871,777
Income before income tax expense	338,245	314,695	281,382
Income tax expense	116,528	108,872	99,766
Income after income tax expense	221,717	205,823	181,616
Income attributable to non-controlling interest	9,593	8,700	7,429
Net income attributable to TCF Financial Corporation	212,124	197,123	174,187
Preferred stock dividends	19,388	19,388	19,388
Net income available to common stockholders	$192,736	$177,735	$154,799
Earnings per common share:
Basic	$1.15	$1.07	$0.95
Diluted	$1.15	$1.07	$0.94

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income attributable to TCF Financial Corporation	$212,124	$197,123	$174,187
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale and interest-only strips	(18,894)	(816)	18,092
Net unrealized gains (losses) on net investment hedges	(756)	4,713	1,945
Foreign currency translation adjustment	1,300	(8,304)	(3,704)
Recognized postretirement prior service cost	(29)	(29)	(30)
Total other comprehensive income (loss), net of tax	(18,379)	(4,436)	16,303
Comprehensive income	$193,745	$192,687	$190,490

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2013	4,006,900	165,164,861	$263,240	$1,652	$779,641	$977,846	$(27,213)	$(42,198)	$1,952,968	$11,791	$1,964,759
Net income	—	—	—	—	—	174,187	—	—	174,187	7,429	181,616
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16,303	—	16,303	—	16,303
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(5,505)	(5,505)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(32,731)	—	—	(32,731)	—	(32,731)
Common shares purchased by TCF employee benefit plans	—	1,452,837	—	15	23,068	—	—	—	23,083	—	23,083
Stock compensation plans, net of tax	—	885,870	—	8	7,219	—	—	—	7,227	—	7,227
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	7,202	—	—	(7,202)	—	—	—
Balance, December 31, 2014	4,006,900	167,503,568	263,240	1,675	817,130	1,099,914	(10,910)	(49,400)	2,121,649	13,715	2,135,364
Net income	—	—	—	—	—	197,123	—	—	197,123	8,700	205,823
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,436)	—	(4,436)	—	(4,436)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(6,414)	(6,414)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(37,302)	—	—	(37,302)	—	(37,302)
Common shares purchased by TCF employee benefit plans	—	1,588,111	—	16	24,819	—	—	—	24,835	—	24,835
Stock compensation plans, net of tax	—	795,351	—	8	8,427	—	—	—	8,435	—	8,435
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,460	—	—	(1,460)	—	—	—
Balance, December 31, 2015	4,006,900	169,887,030	263,240	1,699	851,836	1,240,347	(15,346)	(50,860)	2,290,916	16,001	2,306,917
Net income	—	—	—	—	—	212,124	—	—	212,124	9,593	221,717
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(18,379)	—	(18,379)	—	(18,379)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,432)	(8,432)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(50,182)	—	—	(50,182)	—	(50,182)
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Stock compensation plans, net of tax	—	636,056	—	6	6,548	—	—	—	6,554	—	6,554
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,441)	—	—	1,441	—	—	—
Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$221,717	$205,823	$181,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	65,874	52,944	95,737
Depreciation and amortization	182,226	157,287	128,701
Provision for deferred income taxes	32,966	20,786	37,432
Proceeds from sales of loans and leases held for sale	1,044,282	970,467	571,551
Originations of loans and leases held for sale, net of repayments	(1,207,227)	(965,712)	(626,172)
Gains on sales of assets, net	(97,383)	(80,471)	(90,736)
Net change in other assets and accrued expenses and other liabilities	71,495	31,975	46,192
Other, net	(24,667)	(29,439)	(32,571)
Net cash provided by (used in) operating activities	289,283	363,660	311,750
Cash flows from investing activities:
Proceeds from sales of securities	—	177	2,813
Proceeds from maturities of and principal collected on securities	145,782	94,250	58,151
Purchases of securities	(692,996)	(510,675)	(139,080)
Redemption of Federal Home Loan Bank stock	156,967	153,005	105,931
Purchases of Federal Home Loan Bank stock	(161,080)	(138,000)	(97,000)
Proceeds from sales of loans and leases	2,830,807	1,795,602	2,304,280
Loan and lease originations and purchases, net of principal collected on loans and leases	(2,200,776)	(1,968,134)	(2,190,753)
Proceeds from sales of lease equipment	11,650	10,041	7,737
Purchases of lease equipment	(1,197,281)	(1,087,438)	(920,985)
Proceeds from sales of real estate owned	65,235	71,709	67,049
Purchases of premises and equipment	(34,513)	(53,594)	(45,469)
Other, net	23,002	16,416	22,403
Net cash provided by (used in) investing activities	(1,053,203)	(1,616,641)	(824,923)
Cash flows from financing activities:
Net change in deposits	518,468	1,256,646	997,661
Net change in short-term borrowings	(1,192)	1,072	(493)
Proceeds from long-term borrowings	5,582,983	4,471,086	2,808,612
Payments on long-term borrowings	(5,542,831)	(4,666,595)	(3,059,948)
Net investment by (distribution to) non-controlling interest	(8,432)	(6,414)	(5,505)
Dividends paid on preferred stock	(19,388)	(19,388)	(19,388)
Dividends paid on common stock	(50,182)	(37,302)	(32,731)
Stock compensation tax (expense) benefit	(377)	558	1,316
Common shares sold to TCF employee benefit plans	5,838	24,835	23,083
Exercise of stock options	(701)	2,570	740
Net cash provided by (used in) financing activities	484,186	1,027,068	713,347
Net change in cash and due from banks	(279,734)	(225,913)	200,174
Cash and due from banks at beginning of period	889,337	1,115,250	915,076
Cash and due from banks at end of period	$609,603	$889,337	$1,115,250
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$78,930	$64,855	$55,954
Income taxes, net	23,064	79,687	113,562
Transfer of loans to other assets	107,768	107,403	91,180
Transfer of securities available for sale to securities held to maturity	—	—	191,665
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

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

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Previously, the Company's reportable segments were Lending, Funding and Support Services. The reportable segments follow GAAP as described below, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. See Note 22, Business Segments for a description of the new segments.
Critical Accounting Estimates Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, the determination of lease classification and the determination of current and deferred income taxes.

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans classified as troubled debt restructuring ("TDR") loans are considered impaired loans, along with non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans. TCF individually evaluates impairment on all impaired loans and all non-accrual leases and other consumer real estate, commercial and auto finance loans specifically identified for evaluation. All other loans and leases are evaluated collectively for impairment.

Loan impairment on consumer real estate TDR loans is a key component of the allowance for loan and lease losses. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. See Note 6, Allowance for Loan and Lease Losses and Credit Quality Information for further information on the determination of the allowance for losses on accruing consumer real estate TDR loans.

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

Impairment on auto finance loans is generally based upon the fair value of collateral less estimated selling costs. The impairment for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of incurred losses in these portfolios is based upon their historical loss rates multiplied by the respective loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to losses are utilized in the historical data in calculating the allowance for loan and lease losses. Consumer real estate loans are charged off to the estimated fair value of the underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Commercial loans, leasing and equipment finance loans and leases and inventory finance loans which are considered collateral dependent are charged off to estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with their contractual terms. Auto finance loans will be charged off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged off to the fair value of the collateral, less estimated selling costs. Consumer real estate and auto finance loans in bankruptcy status may be charged down to the fair value of the collateral, less estimated selling costs, within 60 days past due based on specific criteria. Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Loans which are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances.

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

Some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgment regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. TCF reviews residual assumptions in the portfolio at least annually and downward adjustments, if necessary, are charged to non-interest expense in the periods in which they become known.TCF may sell minimum lease payments primarily as a credit risk reduction tool to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

Leases that do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment and related initial direct costs are included in other assets on the Consolidated Statements of Financial Condition and depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

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

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors, including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax assets or liabilities will not be challenged by taxing authorities. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax assets and liabilities.

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

Loans and Leases Held for Sale Loans and leases designated as held for sale are generally carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. Certain other loans and leases held for sale are recorded at fair value under the elected fair value option. From time to time, management identifies and designates primarily consumer real estate and auto finance loans held in the loan portfolios for sale. These loans are transferred to loans and leases held for sale at the lower of cost or fair value at the time of transfer net of any associated allowance for loan and lease losses.

Loans and Leases Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on acquired loans, net direct fees and costs, unearned discounts and finance charges and unearned lease income are amortized to interest income using methods that approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on all lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to fees and service charges.

Non-accrual Loans and Leases Loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due unless, in the case of commercial loans, they are well secured and in the process of collection. Delinquent consumer real estate junior lien loans are placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis.

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

Other Real Estate Owned and Repossessed and Returned Assets Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses upon transfer. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in foreclosed real estate and repossessed assets, net expense. Operating expenses of properties and recoveries on sales of other real estate owned are also recorded in non-interest expense within foreclosed real estate and repossessed assets, net expense. Operating revenue from foreclosed property is included in other non-interest income. Other real estate owned at December 31, 2016 and 2015, was $46.8 million and $50.0 million, respectively. Repossessed and returned assets at December 31, 2016 and 2015, were $10.0 million and $8.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $8.3 million and $12.8 million, which was included in foreclosed real estate and repossessed assets, net expense for the years ended December 31, 2016 and 2015, respectively.

Investments in Affordable Housing Limited Liability Entities TCF has investments in affordable housing limited liability entities that operate qualified affordable housing projects or that invest in other limited liability entities formed to operate affordable housing projects, which TCF generally accounts for under the proportional amortization method. However, depending on circumstances, the effective yield, equity or cost methods may be utilized. The amount of the investments, along with any unfunded equity contributions that are unconditional and legally binding, are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. The tax credits and amortization of the investments are reflected in the Consolidated Statements of Income as a reduction of income tax expense. TCF's investments in affordable housing limited liability entities at December 31, 2016 and 2015 were $30.3 million and $35.2 million, respectively.

At December 31, 2016 and 2015, four and six, respectively, of these investments in affordable housing limited liability entities were considered variable interest entities ("VIE"). These limited liability entities are not consolidated with TCF. At December 31, 2016 and 2015, the carrying amount of the VIE investments was $29.8 million and $34.7 million, respectively. The maximum exposure to loss on the VIE investments was $29.8 million and $34.7 million at December 31, 2016 and 2015, respectively, however the limited liability entity provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an investment grade credit-rated company, which further reduces the risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss. Tax credits and other tax benefits of $7.1 million, $3.9 million and $3.5 million in 2016, 2015 and 2014, respectively, are recorded in income tax expense. At December 31, 2016, the expected payments for unfunded affordable housing commitments were $12.6 million. The commitments are expected to be fully funded by December 31, 2018.

Interest-only Strips TCF sells fixed or variable-rate consumer real estate and auto finance loans with or without interest-only strips to third party financial institutions. For those transactions which achieve sale treatment, the underlying loans are removed from TCF's Consolidated Statements of Financial Condition. The Company may receive as part of the sale consideration an interest in the future cash flows of borrower loan payments, known as an interest-only strip. The interest-only strip is recorded at fair value in other assets with the unrealized gains or losses, net of deferred income taxes, reported within accumulated other comprehensive income (loss), a separate component of equity. The fair value of the interest-only strip represents the present value of future cash flows expected to be received by TCF. After initial recording of the interest-only strip, the accretable yield is measured as the difference between the initial investment, or fair value, and the cash flows expected to be collected. The accretable yield is amortized into interest income over the life of the interest-only strip using the effective yield method. The expected cash flows are evaluated quarterly to determine if they have changed from previous projections. Declines in the value of interest-only strips that are considered other than temporary are recorded in other non-interest expense.

Intangible Assets All assets and liabilities acquired in purchase acquisitions, including other intangibles, are initially recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on at least an annual basis at the reporting unit level. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line or effective yield basis over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

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

Derivatives All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition. The Company's derivative instruments may be subject to master netting arrangements and collateral arrangements and qualify for offset in the Consolidated Statements of Financial Condition. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company's policy is to recognize amounts subject to master netting arrangements and collateral arrangements on a net basis in the Consolidated Statements of Financial Condition. The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. A contract that has been, and is expected to continue to be, effective at offsetting changes in fair values or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap as well as the offsetting changes in fair value of the hedged debt are reflected in other non-interest income.

Net Investment Hedges  Forward foreign exchange contracts, which generally settle within 34 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Derivatives Not Designated as Hedges  Certain of TCF's forward foreign exchange contracts are not designated as hedges and are generally settled within 34 days. Changes in the fair value of these forward foreign exchange contracts are reflected in other non-interest expense.

TCF executes interest rate swap agreements with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged with offsetting interest rate swaps that TCF executes with a third party and settles through a central clearing house, minimizing TCF's net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are reflected in other non-interest income. These contracts have original fixed maturity dates ranging from three to 10 years.

TCF enters into interest rate lock commitments in conjunction with the sale of certain consumer real estate loans. These interest rate lock commitments are agreements to extend credit under certain specified terms and conditions at fixed rates and have original lock expirations of up to 60 days. They are not designated as hedges and accordingly, changes in the valuation of these commitments are reflected in gains on sales of consumer real estate loans, net.

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa's aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes, if any, in the valuation of this swap agreement, which has no determinable maturity date, are reflected in other non-interest expense.

Stock-based Compensation The fair value of restricted stock, stock options and restricted stock units is determined on the date of grant and amortized to compensation expense, with a corresponding increase to additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee's retirement date or date of employment termination. For performance-based restricted stock or stock units, TCF estimates the degree to which performance conditions will be met to determine the number of shares or units that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

Income tax benefits related to stock compensation, where the fair value on vesting or exercise of the award exceeds the grant date value less any proceeds on exercise, are recognized as an increase to additional paid-in capital. Any income tax detriments, where the fair value on vesting or exercise of the award is less than grant date value less any proceeds on exercise, are recognized as a reduction to additional paid-in capital to the extent of previously recognized income tax benefits and then as income tax expense for any remaining amount.

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

Note 2.  Cash and Due from Banks

At December 31, 2016 and 2015, TCF Bank was required by Federal Reserve regulations to maintain reserves of $103.7 million and $101.6 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $51.3 million and $58.3 million at December 31, 2016 and 2015, respectively.

TCF had cash held in interest-bearing accounts of $326.5 million and $609.5 million at December 31, 2016 and 2015, respectively.

Note 3. Investments

Investments were as follows:

	At December 31,
(In thousands)	2016	2015
Federal Home Loan Bank stock, at cost	$37,022	$32,909
Federal Reserve Bank stock, at cost	37,692	37,628
Total investments	$74,714	$70,537

The investments in Federal Home Loan Bank ("FHLB") stock are required investments related to TCF's membership in and current borrowings from the FHLB of Des Moines. TCF's investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of Federal Reserve Bank stock that TCF Bank is required to hold is based on TCF Bank's capital structure. TCF periodically evaluates investments for other than temporary impairment. There was no impairment of these investments in 2016, 2015 or 2014.

The yield on these investments, which have no stated contractual maturity, was 2.59% and 4.41% at December 31, 2016 and 2015, respectively.

Note 4.  Securities Available for Sale and Securities Held to Maturity

Securities were as follows:

	At December 31,
	2016				2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$827,722	$423	$17,254	$810,891	$627,521	$655	$6,246	$621,930
Other	18	—	—	18	34	—	—	34
Obligations of states and political subdivisions	628,972	394	16,840	612,526	262,189	4,732	—	266,921
Total securities available for sale	$1,456,712	$817	$34,094	$1,423,435	$889,744	$5,387	$6,246	$888,885
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$178,514	$3,072	$440	$181,146	$197,410	$5,247	$214	$202,443
Other	—	—	—	—	1,110	—	—	1,110
Other securities	2,800	—	—	2,800	3,400	—	—	3,400
Total securities held to maturity	$181,314	$3,072	$440	$183,946	$201,920	$5,247	$214	$206,953

There were no sales of securities available for sale in 2016. In 2015, TCF sold $0.2 million of securities available for sale and received cash proceeds of $0.2 million. In 2014, TCF recognized gross realized gains of $1.2 million on sales of securities available for sale. There were no impairment charges recognized on securities available for sale in 2016, 2015 or 2014. At December 31, 2016 and 2015, mortgage-backed securities with a carrying value of $7.5 million and $17.1 million, respectively, were pledged as collateral to secure certain deposits and borrowings. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

TCF recorded $0.7 million, $0.3 million and $0.1 million of impairment charges in 2016, 2015 and 2014, respectively, on securities held to maturity.

Gross unrealized losses and fair value of securities available for sale and securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$732,724	$17,254	$—	$—	$732,724	$17,254
Obligations of states and political subdivisions	501,620	16,840	—	—	501,620	16,840
Total securities available for sale	$1,234,344	$34,094	$—	$—	$1,234,344	$34,094

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$27,090	$440	$—	$—	$27,090	$440
Total securities held to maturity	$27,090	$440	$—	$—	$27,090	$440

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,127	$6,246	$—	$—	$552,127	$6,246
Total securities available for sale	$552,127	$6,246	$—	$—	$552,127	$6,246

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$12,333	$100	$1,732	$114	$14,065	$214
Total securities held to maturity	$12,333	$100	$1,732	$114	$14,065	$214

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,
	2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$1	$1	$1	$1
Due in 1-5 years	18	18	38	38
Due in 5-10 years	331,430	329,005	268,638	272,511
Due after 10 years	1,125,263	1,094,411	621,067	616,335
Total securities available for sale	$1,456,712	$1,423,435	$889,744	$888,885

Securities held to maturity:
Due in one year or less	$—	$—	$100	$100
Due in 1-5 years	1,400	1,400	1,900	1,900
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	178,514	181,146	198,520	203,553
Total securities held to maturity	$181,314	$183,946	$201,920	$206,953

Interest income attributable to securities available for sale was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Taxable interest income	$16,238	$13,930	$11,994
Tax-exempt interest income	10,335	1,718	—
Total interest income	$26,573	$15,648	$11,994

Note 5.  Loans and Leases

Loans and leases were as follows:

	At December 31,
(In thousands)	2016	2015
Consumer real estate:
First mortgage lien	$2,292,596	$2,624,956
Junior lien	2,791,756	2,839,316
Total consumer real estate	5,084,352	5,464,272
Commercial:
Commercial real estate:
Permanent	2,356,287	2,267,218
Construction and development	277,904	326,211
Total commercial real estate	2,634,191	2,593,429
Commercial business	652,287	552,403
Total commercial	3,286,478	3,145,832
Leasing and equipment finance	4,336,310	4,012,248
Inventory finance	2,470,175	2,146,754
Auto finance	2,647,741	2,647,596
Other	18,771	19,297
Total loans and leases(1)	$17,843,827	$17,435,999

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $54.1 million and $73.7 million at December 31, 2016 and 2015, respectively.

The following table summarizes the recorded investment in consumer real estate and auto finance loans sold, including accrued interest, the net sales proceeds, the securitization receivable recorded, the interest-only strips received and the net gains. TCF executes securitizations, which qualify for sale accounting, by transferring the recorded investment to trusts. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature. TCF has concluded it is not the primary beneficiary of the trusts and therefore, they are not consolidated. TCF retains servicing on these sold loans. No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Year Ended December 31, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,665,507	$688,227	$1,447,113	$2,135,340
Securitization receivable	—	—	18,620	18,620
Interest-only strips, initial value	16,925	5,695	—	5,695
Recorded investment in loans sold, including accrued interest	(1,630,113)	(669,775)	(1,453,283)	(2,123,058)
Net gains(2)	$52,319	$24,147	$12,450	$36,597

	Year Ended December 31, 2015
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,301,438	$225,018	$1,165,213	$1,390,231
Interest-only strips, initial value	7,495	—	—	—
Recorded investment in loans sold, including accrued interest	(1,269,108)	(218,339)	(1,139,701)	(1,358,040)
Net gains(2)	$39,825	$6,679	$25,512	$32,191

	Year Ended December 31, 2014
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,450,244	$1,098,635	$265,976	$1,364,611
Interest-only strips, initial value	10,816	17,927	—	17,927
Recorded investment in loans sold, including accrued interest	(1,426,969)	(1,079,230)	(258,561)	(1,337,791)
Net gains(2)	$34,091	$37,332	$7,415	$44,747
(1) Includes transaction fees and other sales related assets and liabilities. (2) Excludes subsequent adjustments and valuation adjustments while held for sale.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

	At December 31,
(In thousands)	2016	2015
Interest-only strips attributable to:
Consumer real estate loan sales	$27,260	$19,182
Auto finance loan sales	12,892	25,150
Contractual liabilities attributable to:
Consumer real estate loan sales	$701	$702
Auto finance loan sales	168	185

TCF recorded $0.8 million of impairment charges on the consumer real estate loan interest-only strips in 2016, compared with none in 2015 and 2014. TCF recorded impairment charges on the auto finance loan interest-only strips of $2.4 million, $0.9 million and $3.5 million in 2016, 2015 and 2014, respectively, primarily as a result of higher prepayments than originally assumed.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. During 2016, 2015 and 2014, losses related to repurchases pursuant to such representations, warranties and covenants were immaterial. The majority of such repurchases were of auto finance loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

The leasing and equipment finance portfolio consisted of $2.3 billion of leases and $2.0 billion of loans at December 31, 2016, compared with $2.1 billion of leases and $1.9 billion of loans at December 31, 2015.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2016 were as follows:

(In thousands)
2017	$828,687
2018	631,715
2019	464,743
2020	285,663
2021	143,654
Thereafter	56,584
Total	$2,411,046

Note 6.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

	At or For the Year Ended December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(18,624)	(753)	(7,738)	(2,623)	(26,994)	(7,353)	(64,085)
Recoveries	7,065	373	2,386	816	3,853	4,357	18,850
Net (charge-offs) recoveries	(11,559)	(380)	(5,352)	(1,807)	(23,141)	(2,996)	(45,235)
Provision for credit losses	9,304	2,890	7,706	4,540	39,149	2,285	65,874
Other	(6,289)	—	(22)	71	(10,184)	—	(16,424)
Balance, end of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(33,687)	(5,249)	(7,631)	(2,501)	(18,386)	(7,093)	(74,547)
Recoveries	7,428	3,769	2,792	1,019	2,971	5,034	23,013
Net (charge-offs) recoveries	(26,259)	(1,480)	(4,839)	(1,482)	(15,415)	(2,059)	(51,534)
Provision for credit losses	12,697	298	5,411	3,036	28,943	2,559	52,944
Other	(3,807)	—	—	(446)	(5,272)	—	(9,525)
Balance, end of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054

	At or For the Year Ended December 31, 2014
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$176,030	$37,467	$18,733	$8,592	$10,623	$785	$252,230
Charge-offs	(63,126)	(8,657)	(7,316)	(1,653)	(11,856)	(8,359)	(100,967)
Recoveries	6,867	2,887	3,705	826	1,491	5,860	21,636
Net (charge-offs) recoveries	(56,259)	(5,770)	(3,611)	(827)	(10,365)	(2,499)	(79,331)
Provision for credit losses	63,973	(259)	3,324	2,498	23,742	2,459	95,737
Other(1)	(98,383)	(71)	—	(243)	(5,770)	—	(104,467)
Balance, end of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169

(1)
Included in Other for consumer real estate is the transfer of $95.3 million, comprised of $77.0 million of previously established allowance for loan and lease losses and an additional $18.3 million of write-downs arising from the transfer to loans held for sale in conjunction with the TDR loan sale.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology was as follows:

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,103	$31,430	$19,093	$13,304	$31,106	$533	$131,569
Individually evaluated for impairment	23,345	1,265	2,257	628	1,204	1	28,700
Total	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Loans and leases outstanding:
Collectively evaluated for impairment	$4,884,653	$3,242,389	$4,320,129	$2,465,041	$2,638,380	$18,765	$17,569,357
Individually evaluated for impairment	199,699	44,089	16,165	5,134	9,360	6	274,453
Loans acquired with deteriorated credit quality	—	—	16	—	1	—	17
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

	At December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$38,819	$30,170	$16,994	$10,929	$23,471	$1,243	$121,626
Individually evaluated for impairment	29,173	15	2,024	199	3,015	2	34,428
Total	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Loans and leases outstanding:
Collectively evaluated for impairment	$5,248,829	$3,092,398	$3,997,544	$2,145,605	$2,637,269	$19,286	$17,140,931
Individually evaluated for impairment	215,443	53,434	14,669	1,149	10,308	11	295,014
Loans acquired with deteriorated credit quality	—	—	35	—	19	—	54
Total	$5,464,272	$3,145,832	$4,012,248	$2,146,754	$2,647,596	$19,297	$17,435,999

Accruing and Non-accrual Loans and Leases  TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF's accruing and non-accrual loans and leases were as follows:

	At December 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,177,746	$6,581	$2,144	$2,186,471	$106,125	$2,292,596
Junior lien	2,744,006	1,404	—	2,745,410	46,346	2,791,756
Total consumer real estate	4,921,752	7,985	2,144	4,931,881	152,471	5,084,352
Commercial:
Commercial real estate	2,628,627	—	—	2,628,627	5,564	2,634,191
Commercial business	651,932	—	—	651,932	355	652,287
Total commercial	3,280,559	—	—	3,280,559	5,919	3,286,478
Leasing and equipment finance	4,320,795	3,478	1,045	4,325,318	10,880	4,336,198
Inventory finance	2,464,986	16	39	2,465,041	5,134	2,470,175
Auto finance	2,634,600	3,785	2,317	2,640,702	7,038	2,647,740
Other	18,748	14	6	18,768	3	18,771
Subtotal	17,641,440	15,278	5,551	17,662,269	181,445	17,843,714
Portfolios acquired with deteriorated credit quality	113	—	—	113	—	113
Total	$17,641,553	$15,278	$5,551	$17,662,382	$181,445	$17,843,827

	At December 31, 2015
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,489,235	$8,649	$2,916	$2,500,800	$124,156	$2,624,956
Junior lien	2,793,684	1,481	38	2,795,203	44,113	2,839,316
Total consumer real estate	5,282,919	10,130	2,954	5,296,003	168,269	5,464,272
Commercial:
Commercial real estate	2,586,692	—	—	2,586,692	6,737	2,593,429
Commercial business	548,814	1	—	548,815	3,588	552,403
Total commercial	3,135,506	1	—	3,135,507	10,325	3,145,832
Leasing and equipment finance	3,998,469	1,728	564	4,000,761	11,262	4,012,023
Inventory finance	2,145,538	87	31	2,145,656	1,098	2,146,754
Auto finance	2,634,496	2,343	1,230	2,638,069	9,509	2,647,578
Other	19,274	13	7	19,294	3	19,297
Subtotal	17,216,202	14,302	4,786	17,235,290	200,466	17,435,756
Portfolios acquired with deteriorated credit quality	242	1	—	243	—	243
Total	$17,216,444	$14,303	$4,786	$17,235,533	$200,466	$17,435,999

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Contractual interest due on non-accrual loans and leases	$20,604	$21,459	$26,584
Interest income recognized on non-accrual loans and leases	4,152	4,305	9,359
Unrecognized interest income	$16,452	$17,154	$17,225

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

	At December 31,
(In thousands)	2016	2015
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$13,675	$26,020
Non-accrual	21,372	20,264
Total consumer real estate loans to customers in bankruptcy	$35,047	$46,284

For the years ended December 31, 2016 and 2015, interest income would have been reduced by approximately $0.1 million and $0.2 million, respectively, had the accrual of interest income on the above consumer loans been discontinued upon notification of bankruptcy.

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

Total TDR loans at December 31, 2016 and 2015 were $207.4 million and $230.6 million, respectively, of which $126.0 million and $135.3 million, respectively, were accruing. TCF held consumer real estate TDR loans of $170.6 million and $185.8 million at December 31, 2016 and 2015, respectively, of which $98.6 million and $106.8 million, respectively, were accruing. TCF also held $22.5 million and $31.7 million of commercial TDR loans at December 31, 2016 and 2015, respectively, of which $20.3 million and $24.7 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at December 31, 2016 or 2015.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.4 million at both December 31, 2016 and 2015. At December 31, 2016 and 2015, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

When a loan is modified as a TDR, principal balances are generally not forgiven. Loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies. In 2016 and 2015, $0.1 million and $14.0 million, respectively, of commercial loans were removed from TDR status as they were restructured at market terms and were performing.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. In 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $2.0 million and $0.7 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. In 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $2.2 million and $0.8 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. In 2014, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $16.7 million and $1.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 3.3%, which compares to the original contractual average rate of 6.8%.The unrecognized interest income for the remaining classes of finance receivables was not material for 2016, 2015 and 2014.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. TDR loans that defaulted during 2016, 2015 and 2014, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Loan balance:(1)
Consumer real estate:
First mortgage lien	$8,193	$1,674	$1,969
Junior lien	1,630	821	1,364
Total consumer real estate	9,823	2,495	3,333
Commercial:
Commercial real estate	—	—	3,895
Commercial business	—	—	127
Total commercial	—	—	4,022
Leasing and equipment finance	—	45	—
Auto finance	1,693	1,039	392
Defaulted TDR loans modified during the applicable period	$11,516	$3,579	$7,747

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $19.3 million, or 19.6% of the outstanding balance, at December 31, 2016, and $22.4 million, or 21.0% of the outstanding balance, at December 31, 2015. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 10% to 33% in both 2016 and 2015, depending on modification type and actual experience. At December 31, 2016, 1.5% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 2.0% at December 31, 2015.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at December 31, 2016, $47.4 million, or 65.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 82.2% were current. Of the non-accrual TDR balance at December 31, 2015, $51.5 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 77.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was $1.1 million, or 5.6% of the outstanding balance, at December 31, 2016 and less than $0.1 million, or 0.1% of the outstanding balance, at December 31, 2015. No accruing commercial TDR loans were 60 days or more delinquent at December 31, 2016 and 2015.

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

Information on impaired loans was as follows:

	At December 31,
	2016			2015
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$122,704	$104,601	$16,835	$145,749	$123,728	$20,880
Junior lien	62,481	51,410	5,829	70,122	58,366	6,837
Total consumer real estate	185,185	156,011	22,664	215,871	182,094	27,717
Commercial:
Commercial real estate	10,083	10,075	1,262	298	298	12
Commercial business	14	14	3	16	16	3
Total commercial	10,097	10,089	1,265	314	314	15
Leasing and equipment finance	9,900	9,900	1,044	7,259	7,259	822
Inventory finance	4,357	4,365	628	867	873	199
Auto finance	5,801	5,419	1,126	8,275	8,062	2,942
Other	6	6	1	21	11	2
Total impaired loans with an allowance recorded	215,346	185,790	26,728	232,607	198,613	31,697
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	18,539	12,674	—	7,100	3,228	—
Junior lien	26,915	1,882	—	26,031	520	—
Total consumer real estate	45,454	14,556	—	33,131	3,748	—
Commercial:
Commercial real estate	21,601	15,780	—	37,598	31,157	—
Commercial business	354	354	—	3,738	3,585	—
Total commercial	21,955	16,134	—	41,336	34,742	—
Inventory finance	767	769	—	274	276	—
Auto finance	3,919	2,408	—	2,003	1,177	—
Other	85	—	—	2	—	—
Total impaired loans without an allowance recorded	72,180	33,867	—	76,746	39,943	—
Total impaired loans	$287,526	$219,657	$26,728	$309,353	$238,556	$31,697

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Year Ended December 31,
	2016		2015		2014
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$114,164	$3,597	$112,698	$5,438	$311,458	$14,715
Junior lien	54,888	2,606	56,885	3,353	63,977	3,492
Total consumer real estate	169,052	6,203	169,583	8,791	375,435	18,207
Commercial:
Commercial real estate	5,186	353	27,355	852	63,099	2,349
Commercial business	15	—	17	—	2,199	—
Total commercial	5,201	353	27,372	852	65,298	2,349
Leasing and equipment finance	8,579	40	7,758	18	8,247	58
Inventory finance	2,619	56	1,315	76	4,249	97
Auto finance	6,741	112	5,495	22	1,617	—
Other	9	—	50	2	92	7
Total impaired loans with an allowance recorded	192,201	6,764	211,573	9,761	454,938	20,718
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	7,951	449	19,188	1,045	39,086	2,321
Junior lien	1,201	672	3,959	1,817	5,852	1,285
Total consumer real estate	9,152	1,121	23,147	2,862	44,938	3,606
Commercial:
Commercial real estate	23,468	743	40,828	1,957	65,167	2,973
Commercial business	1,970	—	2,033	5	2,946	94
Total commercial	25,438	743	42,861	1,962	68,113	3,067
Inventory finance	523	95	564	114	426	126
Auto finance	1,792	—	962	—	455	—
Total impaired loans without an allowance recorded	36,905	1,959	67,534	4,938	113,932	6,799
Total impaired loans	$229,106	$8,723	$279,107	$14,699	$568,870	$27,517

Note 7. Premises and Equipment

Premises and equipment were as follows:

	At December 31,
(In thousands)	2016	2015
Land	$144,221	$152,034
Office buildings	271,597	281,462
Leasehold improvements	50,796	56,243
Furniture and equipment	341,621	315,869
Subtotal	808,235	805,608
Less: Accumulated depreciation and amortization	389,863	359,674
Total	$418,372	$445,934

Depreciation and amortization expense related to premises and equipment was $44.9 million, $40.8 million and $40.9 million in 2016, 2015 and 2014, respectively. TCF leases certain premises and equipment under operating leases. Net lease expense was $35.5 million, $35.1 million and $34.0 million in 2016, 2015 and 2014, respectively.

At December 31, 2016, the total future minimum rental payments for operating leases of premises and equipment were as follows:

(In thousands)
2017	$28,264
2018	28,595
2019	26,481
2020	22,211
2021	15,642
Thereafter	70,738
Total	$191,931

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

	At December 31,
	2016			2015
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Deposit base intangibles	$3,049	$2,069	$980	$3,049	$1,817	$1,232
Customer base intangibles	2,730	2,002	728	2,730	1,709	1,021
Non-compete agreement	4,590	4,590	—	4,590	3,757	833
Tradename	300	300	—	300	300	—
Total	$10,669	$8,961	$1,708	$10,669	$7,583	$3,086
Unamortizable intangible assets:
Goodwill related to consumer banking segment	$214,286		$214,286	$214,286		$214,286
Goodwill related to wholesale banking segment	11,354		11,354	11,354		11,354
Total	$225,640		$225,640	$225,640		$225,640

Amortization expense for intangible assets of $1.4 million, $1.6 million and $1.7 million was recognized in 2016, 2015 and 2014, respectively. Amortization expense for intangible assets is estimated to be $0.5 million for 2017, $0.4 million for 2018, $0.3 million for 2019, $0.3 million for 2020 and $0.2 million for 2021. There was no impairment of goodwill or the intangible assets in 2016, 2015 and 2014.

Note 9.  Deposits

Deposits were as follows:

	At December 31,
	2016			2015
(Dollars in thousands)	Weighted-average Rate	Amount	% of Total	Weighted-average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,454,962	20.0%	—%	$3,187,581	19.1%
Interest bearing	0.01	2,554,189	14.9	0.02	2,502,978	14.9
Total checking	0.01	6,009,151	34.9	0.01	5,690,559	34.0
Savings	0.03	4,719,481	27.4	0.06	4,717,457	28.2
Money market	0.61	2,421,467	14.0	0.63	2,408,180	14.5
Certificates of deposit	1.06	4,092,423	23.7	0.91	3,903,793	23.3
Total deposits	0.36	$17,242,522	100.0%	0.30	$16,719,989	100.0%

Annual maturities for certificates of deposit at December 31, 2016 were as follows:

(In thousands)
2017	$3,392,044
2018	643,552
2019	18,859
2020	13,867
2021	10,196
Thereafter	13,905
Total	$4,092,423

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 was $561.0 million and $484.2 million at December 31, 2016 and 2015, respectively.

Note 10.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$2,159	0.10%	$5,381	0.03%	$4,425	0.10%
Line of Credit - TCF Commercial Finance Canada, Inc.	2,232	1.75	—	—	—	—
Total	$4,391	0.94	$5,381	0.03	$4,425	0.10
Average daily balances for the period ended:
Federal Home Loan Bank advances	$—	—%	$—	—%	$74,385	0.26%
Federal funds purchased	156	0.71	225	0.45	375	0.40
Securities sold under repurchase agreements	5,235	0.41	16,431	0.06	5,956	0.18
Line of Credit - TCF Commercial Finance Canada, Inc.	1,660	1.75	2,166	1.96	2,957	1.88
Total	$7,051	0.73	$18,822	0.28	$83,673	0.31
Maximum month-end balances for the period ended:
Federal Home Loan Bank advances	$—	N.A.	$—	N.A.	$250,000	N.A.
Securities sold under repurchase agreements	3,391	N.A.	62,995	N.A.	4,425	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	5,907	N.A.	5,519	N.A.	11,751	N.A.
N.A. Not Applicable.

At December 31, 2016, the securities sold under short-term repurchase agreements were related to TCF Bank's Repurchase Investment Sweep Agreement product and were collateralized by mortgage-backed securities having a period end fair value of $6.4 million.

Note 11.  Long-term Borrowings

Long-term borrowings were as follows:

		At December 31,
		2016				2015
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2016	$—			—%	$447,000	0.54%	-	1.17%
	2017	—			—	125,000	0.49	-	0.51
	2018	375,000	0.72%	-	0.81	—			—
	2019	300,000	0.78	-	0.81	—			—
Subtotal		675,000				572,000
Subordinated bank notes	2016	—			—	74,992			5.50
	2022	108,654			6.25	108,454			6.25
	2025	148,052			4.60	147,861			4.60
Hedge-related basis adjustment(1)		(1,349)				(209)
Subtotal		255,357				331,098
Discounted lease rentals	2016	—			—	48,120	2.39	-	7.95
	2017	57,081	2.45	-	7.88	41,969	2.45	-	7.88
	2018	42,132	2.55	-	7.95	24,496	2.55	-	7.95
	2019	24,671	2.53	-	6.00	9,329	2.53	-	6.00
	2020	11,753	2.64	-	6.90	2,035	2.95	-	5.15
	2021	4,423	2.88	-	4.57	83			4.57
Subtotal		140,060				126,032
Other long-term borrowings	2016	—			—	2,685			1.36
	2017	2,764			1.36	2,742			1.36
Subtotal		2,764				5,427
Total long-term borrowings		$1,073,181				$1,034,557

(1)	Related to subordinated bank notes with a stated maturity of 2025 at December 31, 2016.

At December 31, 2016, TCF Bank had pledged loans secured by consumer and commercial real estate and FHLB stock with an aggregate carrying value of $4.5 billion as collateral for FHLB advances. At December 31, 2016, $675.0 million of FHLB advances outstanding were prepayable monthly at TCF's option.

Note 12. Income Taxes

Applicable income taxes in the Consolidated Statements of Income were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2016:
Federal	$66,810	$28,629	$95,439
State	11,402	4,425	15,827
Foreign	5,350	(88)	5,262
Total	$83,562	$32,966	$116,528
Year ended December 31, 2015:
Federal	$73,579	$16,141	$89,720
State	9,255	4,637	13,892
Foreign	5,252	8	5,260
Total	$88,086	$20,786	$108,872
Year ended December 31, 2014:
Federal	$55,062	$26,308	$81,370
State	2,087	11,147	13,234
Foreign	5,185	(23)	5,162
Total	$62,334	$37,432	$99,766

Reconciliations to TCF's effective income tax rate from the statutory federal income tax rate of 35.00% were as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income tax, net of federal income tax	3.04	2.87	3.06
Tax-exempt income	(2.07)	(0.93)	(0.76)
Non-controlling interest tax effect	(0.99)	(0.97)	(0.92)
Foreign tax effects	(0.50)	(0.53)	(0.58)
Other, net	(0.03)	(0.84)	(0.34)
Effective income tax rate	34.45%	34.60%	35.46%

TCF considers its undistributed foreign earnings to be reinvested indefinitely. This position is based on management's determination that cash held in TCF's foreign jurisdictions is not needed to fund its U.S. operations and that it either has reinvested or has intentions to reinvest these earnings. While management currently intends to indefinitely reinvest all of TCF's foreign earnings, should circumstances or tax laws change, TCF may need to record additional income tax expense in the period in which such determination or tax law change occurs. As of December 31, 2016 and 2015, TCF has not provided U.S. deferred taxes on $56.3 million and $42.9 million, respectively, of its undistributed foreign earnings. If these undistributed earnings were repatriated to the U.S. or otherwise became subject to U.S. taxation, the potential deferred tax liability would be approximately $3.0 million and $2.6 million as of December 31, 2016 and 2015, respectively, assuming full utilization of related foreign tax credits.

Reconciliations of the changes in unrecognized tax benefits were as follows:

	At or For the Year Ended December 31,
(In thousands)	2016	2015	2014
Balance, beginning of period	$4,249	$4,649	$4,704
Increases for tax positions related to the current year	546	323	468
Increases for tax positions related to prior years	627	—	8
Decreases for tax positions related to prior years	(84)	(157)	(350)
Settlements with taxing authorities	(525)	(425)	—
Decreases related to lapses of applicable statutes of limitation	(123)	(141)	(181)
Balance, end of period	$4,690	$4,249	$4,649

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million and $1.3 million at December 31, 2016 and 2015, respectively. TCF recognizes increases and decreases for interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. TCF recognized approximately $0.9 million of tax expense, $0.2 million of tax benefit and $0.1 million of tax expense in 2016, 2015 and 2014, respectively, related to interest and penalties. Interest and penalties of approximately $1.2 million and $0.3 million were accrued at December 31, 2016 and 2015, respectively.

TCF's federal income tax returns are open and subject to examination for 2013 and later tax return years. TCF's various state income tax returns are generally open for the 2012 and later tax return years based on individual state statutes of limitation. TCF's various foreign income tax returns are open and subject to examination for 2012 and later tax return years. Changes in the amount of unrecognized tax benefits within the next 12 months from normal expirations of statutes of limitation are not expected to be material.

TCF's deferred tax assets and deferred tax liabilities were as follows:

	At December 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan and lease losses	$75,976	$74,858
Stock compensation and deferred compensation plans	41,105	37,913
Securities available for sale	17,606	5,945
Net operating losses	11,924	10,735
Accrued expense	3,730	5,228
Non-accrual interest	2,140	4,250
Other	3,408	3,437
Deferred tax assets	155,889	142,366
Valuation allowance	(10,377)	(7,515)
Total deferred tax assets, net of valuation allowance	145,512	134,851
Deferred tax liabilities:
Lease financing	348,933	320,374
Premises and equipment	32,430	28,657
Loan fees and discounts	17,017	19,220
Prepaid expenses	11,245	10,936
Goodwill and other intangibles	3,870	4,105
Other	7,375	6,026
Total deferred tax liabilities	420,870	389,318
Net deferred tax liabilities	$275,358	$254,467

The net operating losses at December 31, 2016 consisted of state net operating losses that expire in 2017 through 2036. The valuation allowance at December 31, 2016 and 2015 principally applies to net operating losses that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

Note 13. Equity

Restricted Retained Earnings Retained earnings at TCF Bank at December 31, 2016 included approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could create a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other Treasury stock and other were as follows:

	At December 31,
(In thousands)	2016	2015
Treasury stock, at cost	$(1,102)	$(1,102)
Shares held in trust for deferred compensation plans, at cost	(48,317)	(49,758)
Total	$(49,419)	$(50,860)

Repurchases No repurchases of common stock were made in 2016, 2015 or 2014. At December 31, 2016, TCF had 5.4 million shares remaining in its stock repurchase program authorized by TCF's Board of Directors. Prior consultation with the Federal Reserve is required by regulation before TCF could repurchase any shares of its common stock.

Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock TCF had 6,900,000 depositary shares outstanding at December 31, 2016 and 2015, each representing a 1/1000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part on or after June 25, 2017. TCF paid cash dividends to holders of the Series A Preferred Stock of $12.9 million in 2016, 2015 and 2014.

6.45% Series B Non-Cumulative Perpetual Preferred Stock TCF had 4,000,000 shares of 6.45% Series B Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") outstanding at December 31, 2016 and 2015. Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017. TCF paid cash dividends to holders of the Series B Preferred Stock of $6.5 million in 2016, 2015 and 2014.

Shares Held in Trust for Deferred Compensation Plans

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans TCF maintains the aforementioned deferred compensation plans, which previously allowed both eligible employees and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October 2008, TCF terminated the employee plans and only the Director plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans are invested in TCF common stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2016, the fair value of the assets in these plans totaled $14.0 million and included $10.5 million invested in TCF common stock, compared with a total fair value of $11.7 million, including $7.5 million invested in TCF common stock at December 31, 2015.

TCF Employees Deferred Stock Compensation Plan In 2011, TCF implemented the TCF Employees Deferred Stock Compensation Plan. This plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value of $35.6 million and $29.5 million at December 31, 2016 and 2015, respectively.

TCF 401K Supplemental Plan TCF also maintains the TCF 401K Supplemental Plan, a non-qualified plan, to which certain employees can contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $1.7 million, $1.0 million and $1.5 million in 2016, 2015 and 2014, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under this plan are invested in TCF common stock or mutual funds. At December 31, 2016, the fair value of the assets in the plan totaled $48.2 million and included $27.9 million invested in TCF common stock, compared with a total fair value of $32.8 million, including $17.5 million invested in TCF common stock, at December 31, 2015.

The cost of TCF common stock held by TCF's deferred compensation plans and the TCF 401K Supplemental Plan is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants At December 31, 2016, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Department of the Treasury ("U.S. Treasury")'s secondary public offering of the warrants issued under the Capital Purchase Program ("CPP") in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol "TCBWS". As a result, TCF has no further obligation to the Federal Government in connection with the CPP.

Joint Venture TCF has a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF's financial statements. Toro's interest is reported as a non-controlling interest within equity.

Note 14.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $479.8 million at December 31, 2016, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

The Basel III capital standard was introduced in 2015 and phases in through 2019.The standard revised the definition of capital, increased minimum capital ratios, introduced regulatory capital buffers above those minimums, introduced a common equity Tier 1 capital ratio and revised the rules for calculating risk-weighted assets. Banks that are not advanced approaches institutions may make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF has elected to opt out of the accumulated other comprehensive income (loss) requirement. TCF and TCF Bank are subject to a capital conservation buffer. When fully phased-in on January 1, 2019, the Basel III capital standard will require TCF and TCF Bank to maintain a 2.5% capital conservation buffer, designed to absorb losses during periods of economic stress, composed entirely of Common equity Tier 1 capital, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios for TCF Bank of (i) a Common equity Tier 1 capital ratio of at least 7.0%, (ii) a Tier 1 risk-based capital ratio of at least 8.5% and (iii) a Total risk-based capital ratio of at least 10.5%.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At December 31,		At December 31,
(Dollars in thousands)	2016	2015	2016	2015	Well-capitalized Standard	Minimum Capital Requirement(1)
Regulatory Capital:
Common equity Tier 1 capital	$1,970,323	$1,814,442	$2,144,966	$1,992,584
Tier 1 capital	2,248,221	2,092,195	2,162,128	2,008,585
Total capital	2,635,925	2,487,060	2,583,512	2,425,682

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.24%	10.00%	11.14%	10.99%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.68	11.54	11.23	11.07	8.00	6.00
Total risk-based capital ratio	13.69	13.71	13.42	13.37	10.00	8.00
Tier 1 leverage ratio	10.73	10.46	10.32	10.04	5.00	4.00

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016.

Note 15.  Stock Compensation

The TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") were adopted to enable TCF to attract and retain key personnel. In April 2015, TCF stockholders approved the Omnibus Incentive Plan, which replaced the Incentive Stock Program. At December 31, 2016, there were 1,650,598 and 404,000 shares reserved for issuance under the Omnibus Incentive Plan and Incentive Stock Program, respectively.

At December 31, 2016, there were 50,000 and 1,050,000 shares of performance-based restricted stock awards outstanding under the Omnibus Incentive Plan and Incentive Stock Program, respectively, that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Service-based restricted stock awards under either the Omnibus Incentive Plan or the Incentive Stock Program vest over periods from one to five years.

Information about restricted stock awards was as follows:

	At or For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Unrecognized stock compensation expense	$24,925	$25,919	$22,532
Weighted-average amortization (years)	1.6	2.1	2.6

At December 31, 2016, there were 228,867 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The performance-based restricted stock units are subject to TCF’s relative total stockholder return for a three-year measurement period, based on award date, as measured against the peer group, which includes all publicly-traded banks and thrift institutions with assets between $10 billion and $50 billion, excluding peers which do not remain publicly traded for the full three-year performance period. The number of restricted stock units granted was at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. None of the performance-based restricted stock units have vested. The remaining performance period of the restricted stock units was 2.0 years at December 31, 2016.

Compensation expense for restricted stock awards and restricted stock units was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Compensation expense	$8,715	$5,931	$8,690
Tax benefit recognized for stock compensation expense	3,103	2,127	3,424

In 2008, TCF granted stock options under the Incentive Stock Program. These options generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. No stock options have subsequently been granted under the Incentive Stock Program. TCF also has the ability to grant stock options under the Omnibus Incentive Plan. As of December 31, 2016, no stock options had been granted under the Omnibus Incentive Plan.

The valuation assumptions for stock options granted in 2008 under the Incentive Stock Program were as follows:

Expected volatility			28.5%
Weighted-average volatility			28.5%
Expected dividend yield			3.5%
Expected term (years)	6.25	-	6.75
Risk-free interest rate	2.58%	-	2.91%

TCF's restricted stock award and stock option transactions since December 31, 2013 under the Omnibus Incentive Plan and the Incentive Stock Program were as follows:

	Restricted Stock Awards					Stock Options
	Shares	Price Range			Weighted-average Grant Date Fair Value	Shares	Price Range			Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2013	3,355,295	$6.16	-	$15.17	$11.09	1,626,000	$12.85	-	$15.75	4.36	$13.97
Granted	1,120,750	13.84	-	16.02	15.61	—	—	-	—	—	—
Exercised	—	—	-	—	—	(47,000)	15.75	-	15.75	—	15.75
Forfeited/canceled	(108,490)	6.80	-	15.79	13.06	—	—	-	—	—	—
Vested	(1,509,061)	8.35	-	14.90	11.21	—	—	-	—	—	—
Outstanding at December 31, 2014	2,858,494	6.16	-	16.02	12.73	1,579,000	12.85	-	15.75	2.98	13.91
Granted	786,933	12.86	-	16.28	14.45	—	—	-	—	—	—
Exercised	—	—	-	—	—	(200,000)	12.85	-	12.85	—	12.85
Forfeited/canceled	(156,332)	6.80	-	15.96	13.20	—	—	-	—	—	—
Vested	(216,009)	9.65	-	15.96	13.16	—	—	-	—	—	—
Outstanding at December 31, 2015	3,273,086	6.16	-	16.28	13.09	1,379,000	12.85	-	15.75	2.17	14.07
Granted	899,000	9.48	-	13.24	12.13	—	—	-	—	—	—
Exercised	—	—	-	—	—	(857,000)	12.85	-	15.75	—	13.04
Forfeited/canceled	(230,486)	6.16	-	15.96	13.59	(118,000)	15.75	-	15.75	—	15.75
Vested	(405,425)	9.65	-	15.96	13.10	—	—	-	—	—	—
Outstanding at December 31, 2016	3,536,175	7.73	-	16.28	12.81	404,000	15.75	-	15.75	1.06	15.75
Exercisable at December 31, 2016	N.A.				N.A.	404,000	15.75	-	15.75		15.75
N.A. Not Applicable.

Note 16.  Employee Benefit Plans

401K Plan The TCF 401K Plan (the "401K"), a qualified 401(k) and employee stock ownership plan, allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants with TCF common stock at the rate of $1 per dollar for employees with one or more years of service up to a maximum company contribution of 5.0% of the employee's covered compensation subject to the annual covered compensation limitation imposed by the IRS. Employee contributions and matching contributions vest immediately.

Prior to January 1, 2016 TCF matched the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service up to a maximum company contribution of 3.0% of the employee's covered compensation, 75 cents per dollar for employees with five through nine years of service up to a maximum company contribution of 4.5% of the employee's covered compensation and $1 per dollar for employees with 10 or more years of service up to a maximum company contribution of 6.0% of the employee's covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vested immediately while the Company's matching contributions made prior to January 1, 2016 are subject to a graduated vesting schedule based on an employee's years of service with full vesting after five years.

Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2016, the fair value of the assets in the 401K totaled $315.5 million and included $174.4 million invested in TCF common stock. Dividends on TCF common shares held in the 401K reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company's matching contributions are expensed when earned. TCF's contributions to the 401K were $12.6 million, $10.6 million and $9.6 million in 2016, 2015 and 2014, respectively.

Pension Plan The TCF Cash Balance Pension Plan (the "Pension Plan") is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligible service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants' accounts are distributed from the Pension Plan. Each month TCF credits participants' accounts with interest on their account balance based on the five-year Treasury rate plus 25 basis points rounded to the nearest quarter point determined at the beginning of each year. All participant accounts are vested.

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

The funded statuses of the Pension Plan and the Postretirement Plan were as follows:

	Pension Plan		Postretirement Plan
	Year Ended December 31,
(In thousands)	2016	2015	2016	2015
Change in projected benefit obligation:
Benefit obligation, beginning of period	$35,953	$39,490	$4,570	$4,984
Interest cost on projected benefit obligation	1,281	1,216	151	154
Actuarial (gain) loss	(625)	(1,436)	(211)	(173)
Benefits paid	(3,435)	(3,317)	(346)	(395)
Projected benefit obligation, end of period	33,174	35,953	4,164	4,570
Change in fair value of plan assets:
Fair value of plan assets, beginning of period	40,914	44,678	—	—
Actual gain (loss) on plan assets	1,898	(447)	—	—
Benefits paid	(3,435)	(3,317)	(346)	(395)
TCF contributions	—	—	346	395
Fair value of plan assets, end of period	39,377	40,914	—	—
Funded status of plans, end of period	$6,203	$4,961	$(4,164)	$(4,570)
Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost, end of period	$6,203	$4,961	$(4,164)	$(4,570)
Prior service cost included in accumulated other comprehensive income (loss)	—	—	(239)	(285)
Total recognized asset (liability)	$6,203	$4,961	$(4,403)	$(4,855)

The accumulated benefit obligation for the Pension Plan was $33.2 million and $36.0 million at December 31, 2016 and 2015, respectively.

TCF's Pension Plan investment policy permits investments in cash, money market mutual funds, direct fixed income securities to include U.S. Treasury securities, U.S. Government-sponsored enterprises and indirect fixed income investment securities made in fund form (mutual fund or institutional fund) where the fund invests in fixed income securities in investment grade corporate credits, non-investment grade floating-rate bank loans and non-investment grade bonds. The fair value of Level 1 assets are based upon prices obtained from independent pricing sources for the same assets traded in active markets. The fair value of the mortgage-backed securities categorized as Level 2 assets are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets. There were no assets that are valued on a recurring basis as Level 3 assets.

The balances of TCF's Pension Plan investments measured at fair value on a recurring basis were as follows:

	Pension Plan
	Year Ended December 31,
(In thousands)	2016	2015
Level 1:
Fixed income mutual funds	$26,121	$25,323
Money market mutual funds	2,430	3,406
Cash	65	87
Level 2:
Mortgage-backed securities	5,766	7,339
Pension plan investments not classified in fair value hierarchy:
Collective investment fund	4,989	4,729
Total Pension Plan assets held in trust	$39,371	$40,884

The changes recognized in accumulated other comprehensive income (loss) attributable to the Postretirement Plan were as follows:

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2016	2015	2014
Accumulated other comprehensive income (loss) before tax, beginning of period	$(285)	$(331)	$(378)
Amortization of prior service credit (recognized in net periodic benefit cost)	46	46	47
Accumulated other comprehensive income (loss) before tax, end of period	$(239)	$(285)	$(331)

The Pension Plan does not have any accumulated other comprehensive income (loss).

The net periodic benefit plan (income) cost included in compensation and employee benefits expense for the Pension Plan and the Postretirement Plan was as follows:

	Pension Plan
	Year Ended December 31,
(In thousands)	2016	2015	2014
Interest cost	$1,281	$1,216	$1,587
(Gain) loss on plan assets	(1,898)	447	511
Recognized actuarial (gain) loss	(625)	(1,436)	1,862
Net periodic benefit plan (income) cost	$(1,242)	$227	$3,960

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2016	2015	2014
Interest cost	$151	$154	$198
Recognized actuarial (gain) loss	(211)	(173)	(63)
Amortization of prior service cost	(46)	(46)	(47)
Net periodic benefit plan (income) cost	$(106)	$(65)	$88

Pension Plan actual return on plan assets, net of administrative expenses was 4.9% in 2016 and a loss of 1.0% in 2015 and 2014. The expected actuarial return on plan assets was a gain of $0.6 million, $0.6 million and $0.7 million in 2016, 2015 and 2014, respectively. In 2016, the actual gain on plan assets of $1.9 million decreased net periodic benefit plan costs. In 2015 and 2014, the actual losses on plan assets of $0.4 million and $0.5 million, respectively, increased net periodic benefit plan costs.
The assumptions used to determine the estimated net benefit plan costs for the Pension Plan and Postretirement Plan were as follows:

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	3.75%	3.25%	4.00%	3.50%	3.25%	4.00%
Expected long-term rate of return on plan assets	1.50	1.50	1.50	N.A.	N.A.	N.A.
N.A. Not Applicable.
Prior service credits of TCF's Postretirement Plan of $46 thousand were included within accumulated other comprehensive income (loss) at December 31, 2016 and are expected to be recognized as components of net periodic benefit cost during 2017.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year expected average return of the index consistent with the Pension Plan's current investment strategy was 1.4%, net of administrative expenses. A 1.0% difference in the expected return on plan assets would result in a $0.4 million change in net periodic pension expense.

The assumptions used to determine the estimated benefit plan obligation for the Pension Plan and Postretirement Plan were as follows:

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Discount rate	3.60%	3.75%	3.40%	3.50%
Health care cost trend rate assumed for next year	N.A.	N.A.	5.8	5.9
Final health care cost trend rate	N.A.	N.A.	4.5	4.5
Year that final health care trend rate is reached	N.A.	N.A.	2038	2038
N.A. Not Applicable.

The discount rates used to determine the estimated benefit plan obligation were determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody's or Standard and Poor's. Bonds containing call or put provisions were excluded. The average estimated duration of benefit cash flows for TCF's Pension Plan and Postretirement Plan varied between 6.7 and 7.0 years.

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1.0% change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost components	$5	$(5)
Effect on postretirement benefit obligations	145	(133)
For 2016, TCF was eligible to contribute up to $11.9 million to the Pension Plan until the 2016 federal income tax return extended due date under various IRS funding methods. During 2016, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2017. TCF expects to contribute $0.5 million to the Postretirement Plan in 2017. TCF contributed $0.3 million to the Postretirement Plan in 2016. TCF currently has no plans to pre-fund the Postretirement Plan in 2017.

The expected future benefit payments used to determine projected benefit obligations were as follows:

(In thousands)	Pension Plan	Postretirement Plan
2017	$3,111	$496
2018	3,110	471
2019	3,128	444
2020	2,980	418
2021	2,317	391
2022 - 2026	10,518	1,564
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

Financial instruments with off-balance sheet risk were as follows:

	At December 31,
(In thousands)	2016	2015
Commitments to extend credit:
Consumer real estate and other	$1,425,585	$1,402,088
Commercial	898,809	639,465
Leasing and equipment finance	125,648	128,259
Total commitments to extend credit	2,450,042	2,169,812
Standby letters of credit and guarantees on industrial revenue bonds	8,782	9,178
Total	$2,458,824	$2,178,990

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2020. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 18.  Derivative Instruments

Derivative instruments were as follows:

	At December 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$61,760	$1,082	$—	$1,082
Derivatives not designated as hedges:
Forward foreign exchange contracts	250,018	2,995	(1,439)	1,556
Interest rate contracts	149,499	1,925	(633)	1,292
Interest rate lock commitments	27,954	318	—	318
Total derivative assets		$6,320	$(2,072)	$4,248
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,320	$(1,320)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	115,336	469	(445)	24
Interest rate contracts	149,499	1,936	(1,332)	604
Other contracts	13,804	619	(619)	—
Interest rate lock commitments	2,947	21	—	21
Total derivative liabilities		$4,365	$(3,716)	$649

	At December 31, 2015
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$47,409	$858	$—	$858
Derivatives not designated as hedges:
Forward foreign exchange contracts	260,678	5,057	(2,081)	2,976
Interest rate contracts	111,347	2,093	—	2,093
Interest rate lock commitments	50,667	729	—	729
Total derivative assets		$8,737	$(2,081)	$6,656
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$142	$(142)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	187,902	1,192	(1,081)	111
Interest rate contracts	111,347	2,175	(2,175)	—
Other contracts	13,804	305	(305)	—
Interest rate lock commitments	3,218	13	—	13
Total derivative liabilities		$3,827	$(3,703)	$124

The pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income was as follows:

		Year Ended December 31,
(In thousands)	Income Statement Location	2016	2015	2014
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Other non-interest income	$(1,178)	$(142)	$—
Non-derivative hedged items	Other non-interest income	1,140	209	—
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	(13,689)	74,292	38,752
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	(419)	431	285
Interest rate contracts	Other non-interest income	71	4	(79)
Other contracts	Other non-interest expense	(629)	—	—
Net gain (loss) recognized		$(14,704)	$74,794	$38,958
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(1,213)	$7,613	$3,126
Net unrealized gain (loss)		$(1,213)	$7,613	$3,126

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

At December 31, 2016, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $78.1 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $1.6 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at December 31, 2016.

At December 31, 2016, TCF had posted $10.1 million and $1.4 million of cash collateral related to its interest rate contracts and other contracts, respectively, and had received $3.8 million of cash collateral related to its forward foreign exchange contracts.

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

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a recurring or non-recurring basis and for estimating fair value of financial instruments not recorded at fair value.

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

Loans The fair value of loans, categorized as Level 3, is estimated based on discounted expected cash flows and recent sales of similar loans. The discounted cash flows include assumptions for prepayment estimates over each loan's remaining life, consideration of the current interest rate environment compared with the weighted-average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. TCF also uses pricing data from recent sales of loans with similar risk characteristics as data points to validate the assumptions used in estimating the fair value of certain loans.

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

Forward Foreign Exchange Contracts TCF's forward foreign exchange contracts are currency contracts executed in over-the-counter markets and are recorded at fair value using a cash flow model that includes key inputs such as foreign exchange rates and an assessment of the risk of counterparty non-performance. The risk of counterparty non-performance is based on external assessments of credit risk. The fair value of these contracts, categorized as Level 2, is based on observable transactions, but not quoted markets.

Interest Rate Contracts TCF executes interest rate swap agreements with commercial banking customers to facilitate the customer's risk management strategy. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps TCF executes with a third party, minimizing TCF's net interest rate risk exposure resulting from such transactions. TCF also has an interest rate swap agreement to convert its $150.0 million of fixed-rate subordinated notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these swap agreements, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

Interest Rate Lock Commitments and Forward Loan Sales Commitments TCF's interest rate lock commitments are derivative instruments that are carried at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the majority of the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

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

Securitization Receivable TCF executed an auto finance loan securitization during the second quarter of 2016 with a related receivable representing a cash reserve account posted at the inception of the securitization. The fair value of the securitization receivable, categorized as Level 3, is estimated based on discounted cash flows using interest rates for borrowings of similar remaining maturities plus a spread based on management's judgment.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$810,891	$—	$810,891
Other	—	—	18	18
Obligations of states and political subdivisions	—	612,526	—	612,526
Loans and leases held for sale	—	—	6,498	6,498
Interest-only strips	—	—	40,152	40,152
Forward foreign exchange contracts(1)	—	4,077	—	4,077
Interest rate contracts(1)	—	1,925	—	1,925
Interest rate lock commitments(1)	—	—	318	318
Forward loan sales commitments	—	—	374	374
Assets held in trust for deferred compensation plans	23,363	—	—	23,363
Total assets	$23,363	$1,429,419	$47,360	$1,500,142
Forward foreign exchange contracts(1)	$—	$469	$—	$469
Interest rate contracts(1)	—	3,256	—	3,256
Interest rate lock commitments(1)	—	—	21	21
Forward loan sales commitments	—	—	13	13
Liabilities held in trust for deferred compensation plans	23,363	—	—	23,363
Other contracts(1)	—	—	619	619
Total liabilities	$23,363	$3,725	$653	$27,741
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$2,400	$2,400
Loans	—	—	113,954	113,954
Other real estate owned:
Consumer	—	—	25,751	25,751
Commercial	—	—	3,874	3,874
Repossessed and returned assets	—	2,767	2,800	5,567
Total non-recurring fair value measurements	$—	$2,767	$148,779	$151,546

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

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

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of availability of observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in 2016, 2015 and 2014.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Securities Available for Sale	Loans and Leases Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
Asset (liability) balance, December 31, 2013	$93	$—	$84,561	$—	$—	$(899)
Total net gains (losses) included in:
Net income	—	72	6,836	285	(23)	(47)
Sales	—	(39,246)	—	—	—	—
Originations	—	42,482	28,743	—	—	—
Principal paydowns / settlements	(38)	—	(50,351)	—	—	325
Asset (liability) balance, December 31, 2014	55	3,308	69,789	285	(23)	(621)
Total net gains (losses) included in:
Net income	—	(68)	6,960	431	288	—
Sales	—	(289,751)	—	—	—	—
Originations	—	297,079	7,495	—	—	—
Principal paydowns / settlements	(21)	—	(39,912)	—	—	316
Asset (liability) balance, December 31, 2015	34	10,568	44,332	716	265	(305)
Total net gains (losses) included in:
Net income	—	(48)	2,980	(419)	96	(629)
Other comprehensive income (loss)	—	—	159	—	—	—
Sales	—	(343,949)	—	—	—	—
Originations	—	339,930	22,620	—	—	—
Principal paydowns / settlements	(16)	(3)	(29,939)	—	—	315
Asset (liability) balance, December 31, 2016	$18	$6,498	$40,152	$297	$361	$(619)

Fair Value Option

TCF Bank originates first mortgage lien loans in its primary banking markets and sells the loans through a correspondent relationship. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale was as follows:

	At December 31,
(In thousands)	2016	2015
Fair value carrying amount	$6,498	$10,568
Aggregate unpaid principal amount	6,563	10,547
Fair value carrying amount less aggregate unpaid principal	$(65)	$21

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at December 31, 2016 or 2015. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $7.6 million, $6.3 million and $0.9 million for 2016, 2015 and 2014, respectively, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2016 and 2015, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and excluding financial instruments recorded at fair value on a recurring basis were as follows. This information represents only a portion of TCF's balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	Carrying Amount	Estimated Fair Value at December 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$74,714	$—	$74,714	$—	$74,714
Securities held to maturity	181,314	—	181,146	2,800	183,946
Loans and leases held for sale	268,832	—	—	282,786	282,786
Loans:
Consumer real estate	5,084,352	—	—	5,165,062	5,165,062
Commercial real estate	2,634,191	—	—	2,583,775	2,583,775
Commercial business	652,287	—	—	631,215	631,215
Equipment finance	2,016,732	—	—	1,983,237	1,983,237
Inventory finance	2,470,175	—	—	2,453,184	2,453,184
Auto finance	2,647,741	—	—	2,656,266	2,656,266
Other	18,771	—	—	17,780	17,780
Allowance for loan losses(1)	(160,269)	—	—	—	—
Securitization receivable(2)	18,835	—	—	18,835	18,835
Total financial instrument assets	$15,907,675	$—	$255,860	$15,794,940	$16,050,800
Financial instrument liabilities:
Deposits	$17,242,522	$13,150,099	$4,112,685	$—	$17,262,784
Long-term borrowings	1,073,181	—	1,073,875	2,764	1,076,639
Total financial instrument liabilities	$18,315,703	$13,150,099	$5,186,560	$2,764	$18,339,423
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,681	$—	$21,681	$—	$21,681
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$21,652	$—	$21,652	$—	$21,652

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2015
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$70,537	$—	$70,537	$—	$70,537
Securities held to maturity	201,920	—	202,443	4,510	206,953
Loans and leases held for sale	157,625	—	—	165,387	165,387
Loans:
Consumer real estate	5,464,272	—	—	5,543,273	5,543,273
Commercial real estate	2,593,429	—	—	2,556,018	2,556,018
Commercial business	552,403	—	—	531,274	531,274
Equipment finance	1,909,672	—	—	1,888,664	1,888,664
Inventory finance	2,146,754	—	—	2,132,435	2,132,435
Auto finance	2,647,596	—	—	2,650,429	2,650,429
Other	19,297	—	—	14,699	14,699
Allowance for loan losses(1)	(156,054)	—	—	—	—
Total financial instrument assets	$15,607,451	$—	$272,980	$15,486,689	$15,759,669
Financial instrument liabilities:
Deposits	$16,719,989	$12,816,196	$3,927,434	$—	$16,743,630
Long-term borrowings	1,034,557	—	1,035,846	5,427	1,041,273
Total financial instrument liabilities	$17,754,546	$12,816,196	$4,963,280	$5,427	$17,784,903
Financial instruments with off-balance sheet risk:(2)
Commitments to extend credit	$23,937	$—	$23,937	$—	$23,937
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$23,902	$—	$23,902	$—	$23,902

(1)	Expected credit losses are included in the estimated fair values.

(2)	Positive amounts represent assets, negative amounts represent liabilities.

Note 20.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2016	2015	2014
Basic Earnings Per Common Share:
Net income available to common stockholders	$192,736	$177,735	$154,799
Earnings allocated to participating securities	49	45	40
Earnings allocated to common stock	$192,687	$177,690	$154,759
Weighted-average common shares outstanding for basic earnings per common share	167,219,964	165,696,678	163,581,435
Basic earnings per common share	$1.15	$1.07	$0.95

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$192,687	$177,690	$154,759
Weighted-average common shares outstanding used in basic earnings per common share calculation	167,219,964	165,696,678	163,581,435
Net dilutive effect of:
Non-participating restricted stock	505,162	335,193	250,499
Stock options	82,325	210,049	252,892
Weighted-average common shares outstanding for diluted earnings per common share	167,807,451	166,241,920	164,084,826
Diluted earnings per common share	$1.15	$1.07	$0.94

For 2016, 2015 and 2014, there were 4.7 million, 4.5 million and 4.2 million, respectively, of outstanding shares related to non-participating restricted stock and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 21. Other Expense

Other expense was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Loan and lease processing	$26,193	$24,641	$20,294
Advertising and marketing	22,264	22,782	22,943
Professional fees	19,335	19,615	18,949
FDIC insurance	15,912	20,262	25,123
Card processing and issuance cost	15,856	16,591	16,588
Outside processing	15,313	14,332	13,288
Other	116,547	111,032	110,785
Total other expense	$231,420	$229,255	$227,970

Note 22. Business Segments

Effective January 1, 2016, the Company changed its reportable segments to align with the way the Company is now managed. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. The new reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. Enterprise Services is comprised of (i) corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human resources, that provide services to the operating segments; (iii) the Holding Company; and (iv) eliminations.

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable business segments follow GAAP as described in Note 1, Basis of Presentation, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Year Ended December 31, 2016:
Net interest income	$559,851	$343,653	$(55,398)	$848,106
Provision for credit losses	50,819	15,055	—	65,874
Non-interest income	336,991	128,881	28	465,900
Non-interest expense	652,460	247,115	10,312	909,887
Income tax expense (benefit)	69,523	70,805	(23,800)	116,528
Income (loss) after income tax expense (benefit)	124,040	139,559	(41,882)	221,717
Income attributable to non-controlling interest	—	9,593	—	9,593
Preferred stock dividends	—	—	19,388	19,388
Net income (loss) available to common stockholders	$124,040	$129,966	$(61,270)	$192,736
Total assets	$8,671,126	$10,379,951	$2,390,249	$21,441,326
Revenues from external customers:
Interest income	$443,959	$452,882	$33,889	$930,730
Non-interest income	336,991	128,881	28	465,900
Total	$780,950	$581,763	$33,917	$1,396,630
At or For the Year Ended December 31, 2015:
Net interest income	$536,714	$339,934	$(56,260)	$820,388
Provision for credit losses	44,328	8,616	—	52,944
Non-interest income	320,399	119,779	1,820	441,998
Non-interest expense	645,939	244,921	3,887	894,747
Income tax expense (benefit)	61,384	70,127	(22,639)	108,872
Income (loss) after income tax expense (benefit)	105,462	136,049	(35,688)	205,823
Income attributable to non-controlling interest	—	8,700	—	8,700
Preferred stock dividends	—	—	19,388	19,388
Net income (loss) available to common stockholders	$105,462	$127,349	$(55,076)	$177,735
Total assets	$8,954,807	$9,558,406	$2,176,396	$20,689,609
Revenues from external customers:
Interest income	$434,674	$431,764	$25,492	$891,930
Non-interest income	320,399	119,779	1,820	441,998
Total	$755,073	$551,543	$27,312	$1,333,928
At or For the Year Ended December 31, 2014:
Net interest income	$511,663	$326,291	$(22,325)	$815,629
Provision for credit losses	89,895	5,842	—	95,737
Non-interest income	326,048	105,624	1,595	433,267
Non-interest expense	619,526	237,221	15,030	871,777
Income tax expense (benefit)	47,906	66,475	(14,615)	99,766
Income (loss) after income tax expense (benefit)	80,384	122,377	(21,145)	181,616
Income attributable to non-controlling interest	—	7,429	—	7,429
Preferred stock dividends	—	—	19,388	19,388
Net income (loss) available to common stockholders	$80,384	$114,948	$(40,533)	$154,799
Total assets	$8,443,343	$8,969,814	$1,980,499	$19,393,656
Revenues from external customers:
Interest income	$433,954	$418,064	$22,211	$874,229
Non-interest income	326,048	105,624	1,595	433,267
Total	$760,002	$523,688	$23,806	$1,307,496

Note 23.  Parent Company Financial Information

TCF Financial's (parent company only) condensed statements of financial condition, income and cash flows were as follows:

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2016	2015
Assets:
Cash and due from bank	$69,711	$69,503
Investment in bank subsidiary	2,338,885	2,205,818
Accounts receivable from bank subsidiary	19,967	16,217
Other assets	9,476	9,216
Total assets	$2,438,039	$2,300,754
Liabilities and Equity:
Other liabilities	$10,556	$9,838
Total liabilities	10,556	9,838
Equity	2,427,483	2,290,916
Total liabilities and equity	$2,438,039	$2,300,754

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2016	2015	2014
Interest income	$155	$306	$365
Non-interest income:
Dividends from TCF Bank	63,000	25,000	19,000
Affiliate service fees	17,657	17,281	22,461
Other	5	1,733	1,178
Total non-interest income	80,662	44,014	42,639
Non-interest expense:
Compensation and employee benefits	17,578	13,905	21,193
Occupancy and equipment	370	342	338
Other	3,545	5,344	3,436
Total non-interest expense	21,493	19,591	24,967
Income before income tax benefit and equity in undistributed earnings of subsidiary	59,324	24,729	18,037
Income tax benefit	1,010	435	52
Income before equity in undistributed earnings of subsidiary	60,334	25,164	18,089
Equity in undistributed earnings of bank subsidiary	151,790	171,959	156,098
Net income	212,124	197,123	174,187
Preferred stock dividends	19,388	19,388	19,388
Net income available to common stockholders	$192,736	$177,735	$154,799

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$212,124	$197,123	$174,187
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of bank subsidiary	(151,790)	(171,959)	(156,098)
Gains on sales of assets, net	—	(50)	(1,177)
Other, net	4,731	1,308	16,430
Net cash provided by (used in) operating activities	65,065	26,422	33,342
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	—	2,813
Purchases of premises and equipment	(69)	(65)	(260)
Proceeds from sales of premises and equipment	22	92	91
Net cash provided by (used in) investing activities	(47)	27	2,644
Cash flows from financing activities:
Dividends paid on preferred stock	(19,388)	(19,388)	(19,388)
Dividends paid on common stock	(50,182)	(37,302)	(32,731)
Common shares sold to TCF employee benefit plans	5,838	24,835	23,083
Stock compensation tax (expense) benefit	(377)	558	1,316
Exercise of stock options	(701)	2,570	740
Net cash provided by (used in) financing activities	(64,810)	(28,727)	(26,980)
Net change in cash and due from bank	208	(2,278)	9,006
Cash and due from bank at beginning of period	69,503	71,781	62,775
Cash and due from bank at end of period	$69,711	$69,503	$71,781

TCF Financial's operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF's cash flow and ability to make dividend payments to its preferred and common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2016, TCF Bank could pay a total of approximately $479.8 million in dividends to TCF without prior regulatory approval.

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

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota, captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB’s allegations. TCF has not accrued any amounts with respect to this matter because (i)TCF does not believe a loss is probable, (ii) believes the Company has meritorious defenses to the claims made and (iii) the damages sought are unspecified and uncertain. Therefore, TCF is currently unable to reasonably estimate a range of potential loss, if any, relating to this matter. There is no assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Note 25.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$(32,408)	$12,323	$(20,085)
Reclassification of net (gains) losses to net income	1,913	(722)	1,191
Net unrealized gains (losses)	(30,495)	11,601	(18,894)
Net unrealized gains (losses) on net investment hedges	(1,213)	457	(756)
Foreign currency translation adjustment(1)	1,300	—	1,300
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	17	(29)
Total other comprehensive income (loss)	$(30,454)	$12,075	$(18,379)
Year Ended December 31, 2015:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$(2,523)	$955	$(1,568)
Reclassification of net (gains) losses to net income	1,159	(407)	752
Net unrealized gains (losses)	(1,364)	548	(816)
Net unrealized gains (losses) on net investment hedges	7,613	(2,900)	4,713
Foreign currency translation adjustment(1)	(8,304)	—	(8,304)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(46)	17	(29)
Total other comprehensive income (loss)	$(2,101)	$(2,335)	$(4,436)
Year Ended December 31, 2014:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$29,071	$(10,932)	$18,139
Reclassification of net (gains) losses to net income	(76)	29	(47)
Net unrealized gains (losses)	28,995	(10,903)	18,092
Net unrealized gains (losses) on net investment hedges	3,126	(1,181)	1,945
Foreign currency translation adjustment(1)	(3,704)	—	(3,704)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(47)	17	(30)
Total other comprehensive income (loss)	$28,370	$(12,067)	$16,303

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities, in interest income for those securities that were previously transferred to held to maturity and in other non-interest expense for interest-only strips. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At December 31, 2016 and 2015, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $13.0 million and $14.8 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 16, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation	Recognized Postretirement Prior Service Cost	Total
At or For the Year Ended December 31, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	(20,085)	(756)	1,300	—	(19,541)
Amounts reclassified from accumulated other comprehensive income (loss)	1,191	—	—	(29)	1,162
Net other comprehensive income (loss)	(18,894)	(756)	1,300	(29)	(18,379)
Balance, end of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
At or For the Year Ended December 31, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	(1,568)	4,713	(8,304)	—	(5,159)
Amounts reclassified from accumulated other comprehensive income (loss)	752	—	—	(29)	723
Net other comprehensive income (loss)	(816)	4,713	(8,304)	(29)	(4,436)
Balance, end of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
At or For the Year Ended December 31, 2014:
Balance, beginning of period	$(26,983)	$591	$(1,056)	$235	$(27,213)
Other comprehensive income (loss)	18,139	1,945	(3,704)	—	16,380
Amounts reclassified from accumulated other comprehensive income (loss)	(47)	—	—	(30)	(77)
Net other comprehensive income (loss)	18,092	1,945	(3,704)	(30)	16,303
Balance, end of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
(In thousands, except per-share data)	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Net interest income	$211,446	$212,018	$212,984	$211,658	$205,669	$205,270	$206,029	$203,420
Provision for credit losses	19,888	13,894	13,250	18,842	17,607	10,018	12,528	12,791
Net interest income after provision for credit losses	191,558	198,124	199,734	192,816	188,062	195,252	193,501	190,629
Non-interest income	115,668	119,674	117,956	112,602	115,659	112,252	113,449	100,638
Non-interest expense	225,359	228,878	227,316	228,334	222,587	222,284	223,109	226,767
Income before income tax expense	81,867	88,920	90,374	77,084	81,134	85,220	83,841	64,500
Income tax expense	29,762	30,257	29,706	26,803	26,614	30,528	28,902	22,828
Income after income tax expense	52,105	58,663	60,668	50,281	54,520	54,692	54,939	41,672
Income attributable to non-controlling interest	2,013	2,371	2,974	2,235	2,028	2,117	2,684	1,871
Net income attributable to TCF Financial Corporation	50,092	56,292	57,694	48,046	52,492	52,575	52,255	39,801
Preferred stock dividends	4,847	4,847	4,847	4,847	4,847	4,847	4,847	4,847
Net income available to common stockholders	$45,245	$51,445	$52,847	$43,199	$47,645	$47,728	$47,408	$34,954
Earnings per common share:
Basic	$0.27	$0.31	$0.32	$0.26	$0.29	$0.29	$0.29	$0.21
Diluted	$0.27	$0.31	$0.31	$0.26	$0.29	$0.29	$0.29	$0.21

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

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
We have audited TCF Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 21, 2017

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on April 26, 2017 (the "2017 Proxy") and is incorporated herein by reference: Election of Directors; Background of Executive Officers Who Are Not Directors; and Section 16(a) Beneficial Ownership Reporting Compliance.

Information regarding procedures for nominations of Directors is set forth in the following sections of TCF's 2017 Proxy and is incorporated herein by reference: Corporate Governance - Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF's Audit Committee, its members and financial experts is set forth in the following sections of TCF's 2017 Proxy and is incorporated herein by reference: Election of Directors - Background of the Nominees; Corporate Governance - Board Committees, Committee Memberships, and Meetings in 2016; and Corporate Governance - Audit Committee.

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

The Board has determined that all members of the Audit Committee, including Karen L. Grandstrand, George G. Johnson, Richard H. King, Vance K. Opperman, Roger J. Sit, Julie H. Sullivan and Richard A. Zona, are independent and that Directors Johnson, Opperman, Sit, Sullivan and Zona each meet the requirements of audit committee financial experts. Additional information regarding Ms. Grandstrand, Mr. Johnson, Mr. King, Mr. Opperman, Mr. Sit, Ms. Sullivan and Mr. Zona and the other directors is set forth in the section Election of Directors - Background of the Nominees in TCF's 2017 Proxy and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a code of ethics applicable to the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO") (the "Senior Financial Management Code of Ethics") as well as a code of ethics generally applicable to all employees (including the PEO, PFO and PAO) and directors of TCF (the "Code of Ethics"). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF's website at www.tcfbank.com by clicking on "About TCF" and then "Learn More" under the heading "Corporate Governance" and then either "Code of Ethics Policy" or "Code of Ethics for Senior Financial Management". Any changes to either code will be posted on the website and any waivers granted to or violations by the PEO, PFO, PAO or any director of TCF will also be posted on TCF's website. To date, there have been no waivers granted to or violations by the PEO, PFO, PAO or any director of TCF.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF's 2017 Proxy and is incorporated herein by reference: Corporate Governance - Compensation, Nominating, and Corporate Governance Committee - Compensation Committee Interlocks and Insider Participation; Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; and Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF's common stock by TCF's directors, executive officers and certain other stockholders and shares authorized under equity compensation plans is set forth in the following sections of TCF's 2017 Proxy and is incorporated herein by reference: Equity Compensation Plans Approved by Stockholders; and Ownership of TCF Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and certain related persons is set forth in the section entitled Corporate Governance - Director Independence and Related Person Transactions of TCF's 2017 Proxy and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF's 2017 Proxy and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements
The following consolidated financial statements of TCF and its subsidiaries are filed as part of this report:

Description	Page
Selected Financial Data	20
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Financial Condition at December 31, 2016 and 2015	55
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2016	56
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2016	57
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2016	58
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016	59
Notes to Consolidated Financial Statements	60
Other Financial Data	108
Management's Report on Internal Control Over Financial Reporting	110
Report of Independent Registered Public Accounting Firm	111

2. Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits
Index to Exhibits	117

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ Craig R. Dahl
Craig R. Dahl,
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Craig R. Dahl		February 21, 2017
Craig R. Dahl	Director, Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brian W. Maass		February 21, 2017
Brian W. Maass	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Susan D. Bode		February 21, 2017
Susan D. Bode	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Bell		February 21, 2017
Peter Bell	Director
/s/ William F. Bieber		February 21, 2017
William F. Bieber	Director
/s/ Theodore J. Bigos		February 21, 2017
Theodore J. Bigos	Director
/s/ Karen L. Grandstrand		February 21, 2017
Karen L. Grandstrand	Director
/s/ Thomas F. Jasper		February 21, 2017
Thomas F. Jasper	Director, Vice Chairman and Chief Operating Officer
/s/ George G. Johnson		February 21, 2017
George G. Johnson	Director
/s/ Richard H. King		February 21, 2017
Richard H. King	Director
/s/ Vance K. Opperman		February 21, 2017
Vance K. Opperman	Lead Director
/s/ James M. Ramstad		February 21, 2017
James M. Ramstad	Director
/s/ Roger J. Sit		February 21, 2017
Roger J. Sit	Director
/s/ Julie H. Sullivan		February 21, 2017
Julie H. Sullivan	Director
/s/ Barry N. Winslow		February 21, 2017
Barry N. Winslow	Director
/s/ Richard A. Zona		February 21, 2017
Richard A. Zona	Director

INDEX TO EXHIBITS

Exhibit Number	Description
3(a)
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed July 26, 2016 (No. 161784576)
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

4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.
10(a)*#	TCF Financial 2015 Omnibus Incentive Plan, as amended effective December 29, 2016
10(a)-1#	Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan
10(a)-2*
Form of Performance-Based Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-3*
Form of Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.4 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-4*
Form of Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.5 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-5*
2015 Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan entered into by certain executives [incorporated by reference to Exhibit 10.6 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-6*
Form of 2016 Management Incentive Plan - Executive, as executed by certain executives [incorporated by reference to Exhibit 10(a)-6 to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 161465956)

10(b)*
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

10(b)-3*
Form of Performance-Based Restricted Stock Award Agreement as executed by certain executives [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012 (No. 12537269)]

10(c)
TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2013 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2013 (No. 13797581)]

10(d)*
Employment Agreement with Craig R. Dahl effective as of January 1, 2016 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed October 30, 2015 (No. 151184773)]

10(e)*
TCF Financial Corporation Supplemental Employee Retirement Plan - ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(e)-1*#	TCF 401K Supplemental Plan, as amended effective October 18, 2016
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
Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by amendments adopted May 3, 2002 incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(i)*
TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(j)*
Trust Agreement for TCF Financial Senior Officer Deferred Compensation Plan as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by Second Amendment of Trust Agreement for TCF Financial Senior Officers Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(k)*
Directors Stock Grant Program, as amended and restated April 25, 2012 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(k)-1*
Form of Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(k)-2*
Form of Deferred Director’s Restricted Stock Agreement dated January 24, 2012 [incorporated by reference to Exhibit 10(j)-2 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 12986667)]

10(l)*
TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(l)-1*
TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (No. 101147679)]

10(m)*
Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 02568362)]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(n)*
Summary of Non-Employee Director Compensation [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 161465956)]

10(o)*
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

12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31, 2016, 2015, 2014, 2013 and 2012
12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2016, 2015, 2014, 2013 and 2012
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2016)
23#	Consent of KPMG LLP dated February 21, 2017
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*Executive Contract
#  Filed herein