Form 10-Q
period 2017-03-31
TCF FINANCIAL CORP
filed 2017-05-05
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2017
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
Yes ☑                                                   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑                                                   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 28, 2017
Common Stock, $.01 par value	171,230,663 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At March 31, 2017	At December 31, 2016
	(Unaudited)
Assets:
Cash and due from banks	$468,584	$609,603
Investments	81,717	74,714
Securities held to maturity	176,236	181,314
Securities available for sale	1,475,950	1,423,435
Loans and leases held for sale	605,631	268,832
Loans and leases:
Consumer real estate:
First mortgage lien	2,166,691	2,292,596
Junior lien	2,494,696	2,791,756
Total consumer real estate	4,661,387	5,084,352
Commercial	3,376,050	3,286,478
Leasing and equipment finance	4,276,008	4,336,310
Inventory finance	2,864,248	2,470,175
Auto finance	2,780,416	2,647,741
Other	16,785	18,771
Total loans and leases	17,974,894	17,843,827
Allowance for loan and lease losses	(160,166)	(160,269)
Net loans and leases	17,814,728	17,683,558
Premises and equipment, net	423,055	418,372
Goodwill	225,640	225,640
Other assets	565,027	555,858
Total assets	$21,836,568	$21,441,326
Liabilities and Equity:
Deposits:
Checking	$6,218,654	$6,009,151
Savings	4,850,742	4,719,481
Money market	2,301,643	2,421,467
Certificates of deposit	4,094,551	4,092,423
Total deposits	17,465,590	17,242,522
Short-term borrowings	5,432	4,391
Long-term borrowings	1,241,155	1,073,181
Total borrowings	1,246,587	1,077,572
Accrued expenses and other liabilities	633,728	676,587
Total liabilities	19,345,905	18,996,681
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
170,983,828 and 171,034,506 shares issued, respectively	1,710	1,710
Additional paid-in capital	853,024	862,776
Retained earnings, subject to certain restrictions	1,410,418	1,382,901
Accumulated other comprehensive income (loss)	(30,695)	(33,725)
Treasury stock at cost, 42,566 shares, and other	(33,585)	(49,419)
Total TCF Financial Corporation stockholders' equity	2,464,112	2,427,483
Non-controlling interest in subsidiaries	26,551	17,162
Total equity	2,490,663	2,444,645
Total liabilities and equity	$21,836,568	$21,441,326

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share data)	2017	2016
Interest income:
Loans and leases	$219,548	$214,805
Securities available for sale	7,980	5,498
Securities held to maturity	1,280	1,319
Loans held for sale and other	13,499	10,720
Total interest income	242,307	232,342
Interest expense:
Deposits	13,715	14,991
Borrowings	6,478	5,693
Total interest expense	20,193	20,684
Net interest income	222,114	211,658
Provision for credit losses	12,193	18,842
Net interest income after provision for credit losses	209,921	192,816
Non-interest income:
Fees and service charges	31,282	32,817
Card revenue	13,150	13,363
ATM revenue	4,675	5,021
Subtotal	49,107	51,201
Gains on sales of auto loans, net	2,864	11,920
Gains on sales of consumer real estate loans, net	8,891	9,384
Servicing fee income	11,651	8,883
Subtotal	23,406	30,187
Leasing and equipment finance	28,298	28,487
Other	2,703	2,843
Fees and other revenue	103,514	112,718
Gains (losses) on securities, net	—	(116)
Total non-interest income	103,514	112,602
Non-interest expense:
Compensation and employee benefits	124,477	124,473
Occupancy and equipment	39,600	37,008
Other	64,037	53,348
Subtotal	228,114	214,829
Operating lease depreciation	11,242	9,573
Foreclosed real estate and repossessed assets, net	4,549	3,920
Other credit costs, net	101	12
Total non-interest expense	244,006	228,334
Income before income tax expense	69,429	77,084
Income tax expense	20,843	26,803
Income after income tax expense	48,586	50,281
Income attributable to non-controlling interest	2,308	2,235
Net income attributable to TCF Financial Corporation	46,278	48,046
Preferred stock dividends	4,847	4,847
Net income available to common stockholders	$41,431	$43,199
Earnings per common share:
Basic	$0.25	$0.26
Diluted	$0.25	$0.26

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income attributable to TCF Financial Corporation	$46,278	$48,046
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale and interest-only strips	2,769	12,037
Net unrealized gains (losses) on net investment hedges	(313)	(2,020)
Foreign currency translation adjustment	581	3,409
Recognized postretirement prior service cost	(7)	(7)
Total other comprehensive income (loss), net of tax	3,030	13,419
Comprehensive income	$49,308	$61,465

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	48,046	—	—	48,046	2,235	50,281
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,419	—	13,419	—	13,419
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,692	7,692
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(12,515)	—	—	(12,515)	—	(12,515)
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Stock compensation plans, net of tax	—	248,805	—	3	2,053	—	—	—	2,056	—	2,056
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	585	—	—	(585)	—	—	—
Balance, March 31, 2016	4,006,900	170,647,255	$263,240	$1,707	$860,307	$1,271,031	$(1,927)	$(51,445)	$2,342,913	$25,928	$2,368,841

Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Net income	—	—	—	—	—	46,278	—	—	46,278	2,308	48,586
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,030	—	3,030	—	3,030
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,081	7,081
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(12,595)	—	—	(12,595)	—	(12,595)
Common shares purchased by TCF employee benefit plans	—	366,591	—	4	6,442	—	—	—	6,446	—	6,446
Stock compensation plans, net of tax	—	(417,269)	—	(4)	(1,679)	—	—	—	(1,683)	—	(1,683)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(15,834)	—	—	15,834	—	—	—
Balance, March 31, 2017	4,006,900	170,983,828	$263,240	$1,710	$853,024	$1,410,418	$(30,695)	$(33,585)	$2,464,112	$26,551	$2,490,663
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$48,586	$50,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	12,193	18,842
Depreciation and amortization	45,465	45,979
Provision for deferred income taxes	(12,032)	7,654
Proceeds from sales of loans and leases held for sale	61,287	300,610
Originations of loans and leases held for sale, net of repayments	(232,556)	(296,726)
Gains on sales of assets, net	(14,741)	(24,599)
Net change in other assets and accrued expenses and other liabilities	(39,398)	42,167
Other, net	(10,967)	(6,507)
Net cash provided by (used in) operating activities	(142,163)	137,701
Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities	33,361	24,603
Purchases of securities	(86,841)	(240,789)
Redemption of Federal Home Loan Bank stock	78,000	34,963
Purchases of Federal Home Loan Bank stock	(85,000)	(36,000)
Proceeds from sales of loans and leases	611,515	493,671
Loan and lease originations and purchases, net of principal collected on loans and leases	(734,954)	(779,800)
Proceeds from sales of lease equipment	2,242	4,265
Purchases of lease equipment	(223,786)	(223,380)
Proceeds from sales of real estate owned	15,711	20,504
Purchases of premises and equipment	(9,597)	(7,661)
Other, net	7,965	5,354
Net cash provided by (used in) investing activities	(391,384)	(704,270)
Cash flows from financing activities:
Net change in deposits	227,133	592,380
Net change in short-term borrowings	990	(3,231)
Proceeds from long-term borrowings	3,610,415	1,249,037
Payments on long-term borrowings	(3,442,038)	(1,286,920)
Net investment by (distribution to) non-controlling interest	7,081	7,692
Dividends paid on preferred stock	(4,847)	(4,847)
Dividends paid on common stock	(12,595)	(12,515)
Stock compensation tax (expense) benefit	—	(49)
Common shares sold to TCF employee benefit plans	6,446	5,838
Exercise of stock options	(57)	—
Net cash provided by (used in) financing activities	392,528	547,385
Net change in cash and due from banks	(141,019)	(19,184)
Cash and due from banks at beginning of period	609,603	889,337
Cash and due from banks at end of period	$468,584	$870,153
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$18,726	$20,613
Income taxes, net	18,835	(37,483)
Transfer of loans to other assets	22,182	26,016
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all of the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2016, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Accounting policies in effect at December 31, 2016 remain significantly unchanged and have been followed similarly as in previous periods.

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

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recorded a cumulative effect reduction to the opening balance of retained earnings of $1.3 million and a corresponding increase to additional paid-in capital. This cumulative effect adjustment to retained earnings was related to a policy election to account for forfeitures as they occur, thereby eliminating the need for an estimated forfeiture reserve against future cancellations. The adoption of this ASU on a prospective basis requires that tax benefits related to stock compensation be recorded to income tax expense, instead of to additional paid-in capital. The Company elected the prospective basis regarding the presentation of stock compensation tax (expense) benefit in the Consolidated Statement of Cash Flows as an operating activity, and as a result prior periods were not adjusted.

Note 2.  Cash and Due from Banks

At March 31, 2017 and December 31, 2016, TCF Bank was required by Federal Reserve regulations to maintain reserves of $110.7 million and $103.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $52.4 million and $51.3 million at March 31, 2017 and December 31, 2016, respectively.

TCF had cash held in interest-bearing accounts of $218.4 million and $326.5 million at March 31, 2017 and December 31, 2016, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities were as follows:

	At March 31, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$833,058	$448	$17,563	$815,943	$827,722	$423	$17,254	$810,891
Other	14	—	—	14	18	—	—	18
Obligations of states and political subdivisions	671,409	2,503	13,919	659,993	628,972	394	16,840	612,526
Total securities available for sale	$1,504,481	$2,951	$31,482	$1,475,950	$1,456,712	$817	$34,094	$1,423,435
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$173,436	$3,154	$514	$176,076	$178,514	$3,072	$440	$181,146
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total securities held to maturity	$176,236	$3,154	$514	$178,876	$181,314	$3,072	$440	$183,946

There were no sales of securities available for sale or impairment charges recognized during the first quarters of 2017 and 2016. At March 31, 2017 and December 31, 2016, mortgage-backed securities with a carrying value of $9.4 million and $7.5 million, respectively, were pledged as collateral to secure certain deposits and borrowings. Unrealized losses on securities available for sale are due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

TCF recorded no impairment charges on securities held to maturity for the first quarter of 2017 and $0.1 million for the first quarter of 2016.

Gross unrealized losses and fair value of securities available for sale and securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$733,539	$17,563	$—	$—	$733,539	$17,563
Obligations of states and political subdivisions	437,921	13,919	—	—	437,921	13,919
Total securities available for sale	$1,171,460	$31,482	$—	$—	$1,171,460	$31,482

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$26,036	$491	$489	$23	$26,525	$514
Total securities held to maturity	$26,036	$491	$489	$23	$26,525	$514

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$732,724	$17,254	$—	$—	$732,724	$17,254
Obligations of states and political subdivisions	501,620	16,840	—	—	501,620	16,840
Total securities available for sale	$1,234,344	$34,094	$—	$—	$1,234,344	$34,094

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$27,090	$440	$—	$—	$27,090	$440
Total securities held to maturity	$27,090	$440	$—	$—	$27,090	$440

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2017		At December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$—	$—	$1	$1
Due in 1-5 years	2,404	2,440	18	18
Due in 5-10 years	353,864	354,044	331,430	329,005
Due after 10 years	1,148,213	1,119,466	1,125,263	1,094,411
Total securities available for sale	$1,504,481	$1,475,950	$1,456,712	$1,423,435

Securities held to maturity:
Due in one year or less	$—	$—	$—	$—
Due in 1-5 years	1,400	1,400	1,400	1,400
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	173,436	176,076	178,514	181,146
Total securities held to maturity	$176,236	$178,876	$181,314	$183,946

Interest income attributable to securities available for sale was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Taxable interest income	$4,654	$3,818
Tax-exempt interest income	3,326	1,680
Total interest income	$7,980	$5,498

Note 4.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At March 31, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$2,166,691	$2,292,596
Junior lien	2,494,696	2,791,756
Total consumer real estate	4,661,387	5,084,352
Commercial:
Commercial real estate:
Permanent	2,402,702	2,356,287
Construction and development	271,627	277,904
Total commercial real estate	2,674,329	2,634,191
Commercial business	701,721	652,287
Total commercial	3,376,050	3,286,478
Leasing and equipment finance	4,276,008	4,336,310
Inventory finance	2,864,248	2,470,175
Auto finance	2,780,416	2,647,741
Other	16,785	18,771
Total loans and leases(1)	$17,974,894	$17,843,827

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $56.7 million and $54.1 million at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the net sales proceeds for consumer real estate and auto finance loans sold, the interest-only strips received, the recorded investment in loans sold, including accrued interest, and the net gains. Included in consumer real estate loans sold in the three months ended March 31, 2017 were $49.4 million of non-accrual loans, which were sold servicing released. There were no auto finance securitizations for the three months ended March 31, 2017 and 2016. TCF generally retains servicing on these sold loans. No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Three Months Ended March 31, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans
Sales proceeds, net(1)	$388,690	$254,164
Interest-only strips, initial value	1,347	—
Recorded investment in loans sold, including accrued interest	(380,762)	(250,588)
Net gains(2)	$9,275	$3,576

	Three Months Ended March 31, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans
Sales proceeds, net(1)	$326,961	$453,747
Interest-only strips, initial value	5,661	4,841
Recorded investment in loans sold, including accrued interest	(322,501)	(446,365)
Net gains(2)	$10,121	$12,223
(1) Includes transaction fees and other sales related adjustments. (2) Excludes subsequent adjustments and valuation adjustments while held for sale.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At March 31, 2017	At December 31, 2016
Interest-only strips attributable to:
Consumer real estate loan sales	$25,418	$27,260
Auto finance loan sales	10,365	12,892
Contractual liabilities attributable to:
Consumer real estate loan sales	$986	$701
Auto finance loan sales	150	168

TCF recorded $579 thousand of impairment charges on the consumer real estate interest-only strips for the three months ended March 31, 2017, compared with none for the same period in 2016. TCF recorded $24 thousand of impairment charges on the auto finance interest-only strips for the three months ended March 31, 2017, compared with $5 thousand for the same period in 2016.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. During the three months ended March 31, 2017 and 2016, losses related to repurchases pursuant to such representations, warranties and covenants were immaterial. The majority of such repurchases were of auto finance loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(3,452)	(2,732)	(2,046)	(219)	(8,813)	(1,640)	(18,902)
Recoveries	10,692	65	614	119	1,233	1,090	13,813
Net (charge-offs) recoveries	7,240	(2,667)	(1,432)	(100)	(7,580)	(550)	(5,089)
Provision for credit losses	(8,137)	3,669	1,386	1,965	12,857	453	12,193
Other	(4,700)	—	(47)	19	(2,479)	—	(7,207)
Balance, end of period	$53,851	$33,697	$21,257	$15,816	$35,108	$437	$160,166

At or For the Three Months Ended March 31, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(6,061)	(28)	(1,972)	(641)	(6,330)	(1,635)	(16,667)
Recoveries	1,290	219	681	385	883	1,303	4,761
Net (charge-offs) recoveries	(4,771)	191	(1,291)	(256)	(5,447)	(332)	(11,906)
Provision for credit losses	5,025	1,171	1,727	2,263	9,065	(409)	18,842
Other	(1,518)	—	—	171	(1,569)	—	(2,916)
Balance, end of period	$66,728	$31,547	$19,454	$13,306	$28,535	$504	$160,074

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At March 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$33,472	$32,698	$18,829	$14,789	$34,228	$436	$134,452
Individually evaluated for impairment	20,379	999	2,428	1,027	880	1	25,714
Total	$53,851	$33,697	$21,257	$15,816	$35,108	$437	$160,166
Loans and leases outstanding:
Collectively evaluated for impairment	$4,497,659	$3,332,256	$4,258,234	$2,859,086	$2,770,956	$16,780	$17,734,971
Individually evaluated for impairment	163,728	43,794	17,761	5,162	9,460	5	239,910
Loans acquired with deteriorated credit quality	—	—	13	—	—	—	13
Total	$4,661,387	$3,376,050	$4,276,008	$2,864,248	$2,780,416	$16,785	$17,974,894

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,103	$31,430	$19,093	$13,304	$31,106	$533	$131,569
Individually evaluated for impairment	23,345	1,265	2,257	628	1,204	1	28,700
Total	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Loans and leases outstanding:
Collectively evaluated for impairment	$4,884,653	$3,242,389	$4,320,129	$2,465,041	$2,638,380	$18,765	$17,569,357
Individually evaluated for impairment	199,699	44,089	16,165	5,134	9,360	6	274,453
Loans acquired with deteriorated credit quality	—	—	16	—	1	—	17
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

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

	At March 31, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,083,889	$3,676	$2,185	$2,089,750	$76,941	$2,166,691
Junior lien	2,468,517	1,183	—	2,469,700	24,996	2,494,696
Total consumer real estate	4,552,406	4,859	2,185	4,559,450	101,937	4,661,387
Commercial:
Commercial real estate	2,664,062	—	—	2,664,062	10,267	2,674,329
Commercial business	699,291	—	—	699,291	2,430	701,721
Total commercial	3,363,353	—	—	3,363,353	12,697	3,376,050
Leasing and equipment finance	4,258,433	3,939	1,315	4,263,687	12,274	4,275,961
Inventory finance	2,858,986	87	13	2,859,086	5,162	2,864,248
Auto finance	2,770,028	1,942	1,536	2,773,506	6,909	2,780,415
Other	16,775	2	6	16,783	2	16,785
Subtotal	17,819,981	10,829	5,055	17,835,865	138,981	17,974,846
Portfolios acquired with deteriorated credit quality	48	—	—	48	—	48
Total	$17,820,029	$10,829	$5,055	$17,835,913	$138,981	$17,974,894

	At December 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,177,746	$6,581	$2,144	$2,186,471	$106,125	$2,292,596
Junior lien	2,744,006	1,404	—	2,745,410	46,346	2,791,756
Total consumer real estate	4,921,752	7,985	2,144	4,931,881	152,471	5,084,352
Commercial:
Commercial real estate	2,628,627	—	—	2,628,627	5,564	2,634,191
Commercial business	651,932	—	—	651,932	355	652,287
Total commercial	3,280,559	—	—	3,280,559	5,919	3,286,478
Leasing and equipment finance	4,320,795	3,478	1,045	4,325,318	10,880	4,336,198
Inventory finance	2,464,986	16	39	2,465,041	5,134	2,470,175
Auto finance	2,634,600	3,785	2,317	2,640,702	7,038	2,647,740
Other	18,748	14	6	18,768	3	18,771
Subtotal	17,641,440	15,278	5,551	17,662,269	181,445	17,843,714
Portfolios acquired with deteriorated credit quality	113	—	—	113	—	113
Total	$17,641,553	$15,278	$5,551	$17,662,382	$181,445	$17,843,827

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Contractual interest due on non-accrual loans and leases	$4,498	$5,267
Interest income recognized on non-accrual loans and leases	1,056	966
Unrecognized interest income	$3,442	$4,301

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At March 31, 2017	At December 31, 2016
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$12,492	$13,675
Non-accrual	15,494	21,372
Total consumer real estate loans to customers in bankruptcy	$27,986	$35,047

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

Total TDR loans at March 31, 2017 and December 31, 2016 were $175.6 million and $207.4 million, respectively, of which $117.4 million and $126.0 million, respectively, were accruing. TCF held consumer real estate TDR loans of $138.1 million and $170.6 million at March 31, 2017 and December 31, 2016, respectively, of which $96.3 million and $98.6 million, respectively, were accruing. TCF also held $22.5 million of commercial TDR loans at both March 31, 2017 and December 31, 2016, of which $13.4 million and $20.3 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at March 31, 2017 or December 31, 2016.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.5 million and $0.4 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the three months ended March 31, 2017 and 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the three months ended March 31, 2017 on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.6%. The average yield for the the three months ended March 31, 2016 on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the three months ended March 31, 2017 and 2016.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during the three months ended March 31, 2017 and 2016, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. The increase in commercial loans that defaulted during the three months ended March 31, 2017 was primarily due to the transfer of three commercial loans to non-accrual status.

	Three Months Ended March 31,
(In thousands)	2017	2016
Loan balance:(1)
Consumer real estate:
First mortgage lien	$368	$—
Junior lien	112	44
Total consumer real estate	480	44
Commercial:
Commercial real estate	6,681	—
Commercial business	3,353	—
Total commercial	10,034	—
Leasing and equipment finance	407	—
Auto finance	302	466
Defaulted TDR loans modified during the applicable period	$11,223	$510

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $18.8 million, or 19.5% of the outstanding balance, at March 31, 2017, and $19.3 million, or 19.6% of the outstanding balance, at December 31, 2016. In determining impairment for consumer real estate accruing TDR loans, TCF utilized assumed remaining re-default rates ranging from 10% to 33% in both 2017 and 2016, depending on modification type and actual experience. At March 31, 2017, 0.9% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 1.5% at December 31, 2016.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at March 31, 2017, $26.2 million, or 62.7%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.0% were current. Of the non-accrual TDR balance at December 31, 2016, $47.4 million, or 65.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 82.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or less than 0.1% of the outstanding balance, at March 31, 2017, and $1.1 million, or 5.6% of the outstanding balance, at December 31, 2016. No accruing commercial TDR loans were 60 days or more delinquent at March 31, 2017 and December 31, 2016.

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

Information on impaired loans was as follows:

	At March 31, 2017			At December 31, 2016
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$100,409	$87,992	$15,410	$122,704	$104,601	$16,835
Junior lien	40,710	36,244	4,813	62,481	51,410	5,829
Total consumer real estate	141,119	124,236	20,223	185,185	156,011	22,664
Commercial:
Commercial real estate	3,393	3,394	120	10,083	10,075	1,262
Commercial business	3,099	2,089	879	14	14	3
Total commercial	6,492	5,483	999	10,097	10,089	1,265
Leasing and equipment finance	11,342	11,342	1,169	9,900	9,900	1,044
Inventory finance	4,646	4,655	1,027	4,357	4,365	628
Auto finance	5,151	4,798	795	5,801	5,419	1,126
Other	5	5	1	6	6	1
Total impaired loans with an allowance recorded	168,755	150,519	24,214	215,346	185,790	26,728
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	17,007	12,010	—	18,539	12,674	—
Junior lien	18,564	1,884	—	26,915	1,882	—
Total consumer real estate	35,571	13,894	—	45,454	14,556	—
Commercial:
Commercial real estate	27,690	20,092	—	21,601	15,780	—
Commercial business	504	504	—	354	354	—
Total commercial	28,194	20,596	—	21,955	16,134	—
Inventory finance	506	507	—	767	769	—
Auto finance	4,513	2,771	—	3,919	2,408	—
Other	88	—	—	85	—	—
Total impaired loans without an allowance recorded	68,872	37,768	—	72,180	33,867	—
Total impaired loans	$237,627	$188,287	$24,214	$287,526	$219,657	$26,728

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Three Months Ended March 31,
	2017		2016
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$96,979	$725	$123,115	$835
Junior lien	43,827	446	58,035	630
Total consumer real estate	140,806	1,171	181,150	1,465
Commercial:
Commercial real estate	6,733	16	5,645	33
Commercial business	1,052	48	16	—
Total commercial	7,785	64	5,661	33
Leasing and equipment finance	10,620	3	7,794	13
Inventory finance	4,510	52	1,579	16
Auto finance	5,109	46	7,460	18
Other	6	—	10	—
Total impaired loans with an allowance recorded	168,836	1,336	203,654	1,545
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	12,342	318	3,045	52
Junior lien	1,883	252	510	148
Total consumer real estate	14,225	570	3,555	200
Commercial:
Commercial real estate	17,936	174	23,820	251
Commercial business	429	—	3,881	—
Total commercial	18,365	174	27,701	251
Inventory finance	638	44	220	11
Auto finance	2,590	—	1,602	—
Total impaired loans without an allowance recorded	35,818	788	33,078	462
Total impaired loans	$204,654	$2,124	$236,732	$2,007

Note 6.  Long-term Borrowings

Long-term borrowings were as follows:

		At March 31, 2017				At December 31, 2016
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2018	$100,000			0.99%	$375,000	0.72%	-	0.81%
	2019	750,000	0.99%	-	1.04	300,000	0.78	-	0.81
Subtotal		850,000				675,000
Subordinated bank notes	2022	108,706			6.25	108,654			6.25
	2025	148,101			4.60	148,052			4.60
Hedge-related basis adjustment(1)		(1,862)				(1,349)
Subtotal		254,945				255,357
Discounted lease rentals	2017	42,108	2.45	-	7.88	57,081	2.45	-	7.88
	2018	44,807	2.55	-	7.95	42,132	2.55	-	7.95
	2019	27,320	2.53	-	6.00	24,671	2.53	-	6.00
	2020	13,383	2.64	-	6.90	11,753	2.64	-	6.90
	2021	5,572	2.88	-	5.00	4,423	2.88	-	4.57
	2022	246	3.95	-	5.17	—			—
Subtotal		133,436				140,060
Other long-term borrowings	2017	2,774			1.36	2,764			1.36
Total long-term borrowings		$1,241,155				$1,073,181

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At March 31, 2017, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At March 31, 2017, $850.0 million of the FHLB advances outstanding were prepayable at TCF's option.

Note 7.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $361.2 million at March 31, 2017, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2017	2016	2017	2016
Regulatory Capital:
Common equity Tier 1 capital	$2,003,988	$1,970,323	$2,182,487	$2,144,966
Tier 1 capital	2,288,736	2,248,221	2,209,038	2,162,128
Total capital	2,667,204	2,635,925	2,630,339	2,583,512

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.11%	10.24%	11.01%	11.14%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.55	11.68	11.15	11.23	8.00	6.00
Total risk-based capital ratio	13.46	13.69	13.27	13.42	10.00	8.00
Tier 1 leverage ratio	10.64	10.73	10.27	10.32	5.00	4.00

(1)	Excludes capital conservation buffer of 1.25% and 0.625% as of March 31, 2017 and December 31, 2016.

Note 8.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the three months ended March 31, 2017 were as follows:

	Restricted Stock Awards					Stock Options
	Shares	Grant Date Fair Value Range			Weighted- average Grant Date Fair Value	Shares	Exercise Price Range			Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2016	3,536,175	$7.73	-	$16.28	$12.81	404,000	$15.75	-	$15.75	1.06	$15.75
Granted	134,621	18.47	-	18.58	18.58	—	—	-	—	—	—
Exercised	—	—	-	—	—	(38,000)	15.75	-	15.75	—	15.75
Forfeited/canceled	(399,042)	7.73	-	15.74	10.32	—	—	-	—	—	—
Vested	(578,843)	9.36	-	16.02	14.82	—	—	-	—	—	—
Outstanding at March 31, 2017	2,692,911	7.73	-	18.58	13.04	366,000	15.75	-	15.75	0.81	15.75
Exercisable at March 31, 2017	N.A.				N.A.	366,000	15.75	-	15.75		15.75
N.A. Not Applicable.

At March 31, 2017, there were 350,000 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited.

Unrecognized stock compensation expense for restricted stock awards was $22.2 million with a weighted-average remaining amortization period of 1.8 years at March 31, 2017.

At March 31, 2017, there were 360,988 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. None of the performance-based restricted stock units have vested. The remaining weighted-average performance period of the restricted stock units was 2.4 years at March 31, 2017.

Compensation expense for restricted stock awards and restricted stock units was $1.9 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

The valuation assumptions for stock options granted in 2008 under the Incentive Stock Program have not changed significantly from December 31, 2016 and no stock options have subsequently been granted under the Incentive Stock Program. TCF also has the ability to grant stock options under the Omnibus Incentive Plan. As of March 31, 2017, no stock options had been granted under the Omnibus Incentive Plan.

Note 9.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three months ended March 31, 2017 and 2016 was as follows:

	Pension Plan
	Three Months Ended March 31,
(In thousands)	2017	2016
Interest cost	$285	$320
(Gain) loss on plan assets	(142)	(146)
Net periodic benefit plan (income) cost	$143	$174

	Postretirement Plan
	Three Months Ended March 31,
(In thousands)	2017	2016
Interest cost	$34	$38
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$22	$26

TCF made no cash contributions to the Pension Plan in either of the three months ended March 31, 2017 or 2016. During both the three months ended March 31, 2017 and 2016, TCF contributed $0.1 million to the Postretirement Plan.

Note 10.  Derivative Instruments

Derivative instruments were as follows:

	At March 31, 2017
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$442	$(122)	$320
Derivatives not designated as hedges:
Forward foreign exchange contracts	45,054	71	—	71
Interest rate contracts	159,766	1,032	—	1,032
Interest rate lock commitments	27,118	464	—	464
Total derivative assets		$2,009	$(122)	$1,887
Derivative Liabilities:
Derivatives designated as hedges:
Forward foreign exchange contracts	$64,652	$661	$(540)	$121
Derivatives not designated as hedges:
Forward foreign exchange contracts	293,752	1,512	(1,054)	458
Interest rate contracts	159,766	848	(122)	726
Other contracts	13,804	541	(541)	—
Interest rate lock commitments	151	—	—	—
Total derivative liabilities		$3,562	$(2,257)	$1,305

	At December 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$61,760	$1,082	$—	$1,082
Derivatives not designated as hedges:
Forward foreign exchange contracts	250,018	2,995	(1,439)	1,556
Interest rate contracts	149,499	1,925	(633)	1,292
Interest rate lock commitments	27,954	318	—	318
Total derivative assets		$6,320	$(2,072)	$4,248
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,320	$(1,320)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	115,336	469	(445)	24
Interest rate contracts	149,499	1,936	(1,332)	604
Other contracts	13,804	619	(619)	—
Interest rate lock commitments	2,947	21	—	21
Total derivative liabilities		$4,365	$(3,716)	$649

The pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income was as follows:

		Three Months Ended March 31,
(In thousands)	Income Statement Location	2017	2016
Consolidated Statements of Income:
Fair value hedges:
Interest rate contracts	Other non-interest income	$(501)	$7,253
Non-derivative hedged items	Other non-interest income	513	(6,371)
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	(3,259)	(26,572)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	167	(176)
Interest rate contracts	Other non-interest income	(9)	(91)
Other contracts	Other non-interest expense	—	(85)
Net gain (loss) recognized		$(3,089)	$(26,042)
Consolidated Statements of Comprehensive Income:
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(504)	$(3,257)
Net unrealized gain (loss)		$(504)	$(3,257)

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

At March 31, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $63.8 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $1.3 million in additional collateral. There were $0.2 million of forward foreign exchange contracts containing credit risk-related features in a net liability position at March 31, 2017.

At March 31, 2017, TCF had posted $6.0 million, $1.4 million and $1.6 million of cash collateral related to its interest rate contracts, other contracts and forward foreign exchange contracts, respectively.

Note 11.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans held for sale, interest-only strips, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, other real estate owned, repossessed and returned assets and the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Securities Held to Maturity Securities held to maturity consist primarily of securities of U.S. Government sponsored enterprises and federal agencies. The fair value of securities of U.S. Government sponsored enterprises and federal agencies, categorized as Level 2, is estimated using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. The fair value of other securities, categorized as Level 3, is estimated using probability of loss based on risk rating definitions. There is no observable secondary market for these securities.

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

Loans Held for Sale Loans held for sale are generally carried at the lower of cost or fair value. Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality. Certain other loans held for sale are recorded at fair value under the elected fair value option. TCF relies on internal valuation models which utilize quoted investor prices to estimate the fair value of these loans. Loans held for sale are categorized as Level 3.

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at March 31, 2017 and December 31, 2016 was $32.0 million and $46.8 million, respectively. Repossessed and returned assets at March 31, 2017 and December 31, 2016 was $9.4 million and $10.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $1.7 million and $2.9 million, which was included in foreclosed real estate and repossessed assets, net expense for the three months ended March 31, 2017 and 2016, respectively.

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

Other Contracts TCF has a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the swap agreement is based upon TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$815,943	$—	$815,943
Other	—	—	14	14
Obligations of states and political subdivisions	—	659,993	—	659,993
Loans held for sale	—	—	3,362	3,362
Interest-only strips	—	—	35,783	35,783
Forward foreign exchange contracts(1)	—	71	—	71
Interest rate contracts(1)	—	1,474	—	1,474
Interest rate lock commitments(1)	—	—	464	464
Forward loan sales commitments	—	—	14	14
Assets held in trust for deferred compensation plans	24,621	—	—	24,621
Total assets	$24,621	$1,477,481	$39,637	$1,541,739
Forward foreign exchange contracts(1)	$—	$2,173	$—	$2,173
Interest rate contracts(1)	—	848	—	848
Forward loan sales commitments	—	—	106	106
Liabilities held in trust for deferred compensation plans	24,621	—	—	24,621
Other contracts(1)	—	—	541	541
Total liabilities	$24,621	$3,021	$647	$28,289
Non-recurring Fair Value Measurements:
Loans	$—	$—	$91,144	$91,144
Other real estate owned:
Consumer	—	—	19,536	19,536
Commercial	—	—	3,600	3,600
Repossessed and returned assets	—	3,307	2,877	6,184
Total non-recurring fair value measurements	$—	$3,307	$117,157	$120,464

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$810,891	$—	$810,891
Other	—	—	18	18
Obligations of states and political subdivisions	—	612,526	—	612,526
Loans held for sale	—	—	6,498	6,498
Interest-only strips	—	—	40,152	40,152
Forward foreign exchange contracts(1)	—	4,077	—	4,077
Interest rate contracts(1)	—	1,925	—	1,925
Interest rate lock commitments(1)	—	—	318	318
Forward loan sales commitments	—	—	374	374
Assets held in trust for deferred compensation plans	23,363	—	—	23,363
Total assets	$23,363	$1,429,419	$47,360	$1,500,142
Forward foreign exchange contracts(1)	$—	$469	$—	$469
Interest rate contracts(1)	—	3,256	—	3,256
Interest rate lock commitments(1)	—	—	21	21
Forward loan sales commitments	—	—	13	13
Liabilities held in trust for deferred compensation plans	23,363	—	—	23,363
Other contracts(1)	—	—	619	619
Total liabilities	$23,363	$3,725	$653	$27,741
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$2,400	$2,400
Loans	—	—	113,954	113,954
Other real estate owned:
Consumer	—	—	25,751	25,751
Commercial	—	—	3,874	3,874
Repossessed and returned assets	—	2,767	2,800	5,567
Total non-recurring fair value measurements	$—	$2,767	$148,779	$151,546

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the three months ended March 31, 2017 and 2016.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended March 31, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	104	1,113	167	(453)	—
Other comprehensive income (loss)	—	—	(328)	—	—	—
Sales	—	(46,714)	—	—	—	—
Originations	—	43,479	1,347	—	—	—
Principal paydowns / settlements	(4)	(5)	(6,501)	—	—	78
Asset (liability) balance, end of period	$14	$3,362	$35,783	$464	$(92)	$(541)
At or For the Three Months Ended March 31, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$44,332	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	138	1,465	(176)	(234)	(85)
Sales	—	(79,231)	—	—	—	—
Originations	—	74,092	10,502	—	—	—
Principal paydowns / settlements	(6)	—	(7,572)	—	—	79
Asset (liability) balance, end of period	$28	$5,567	$48,727	$540	$31	$(311)

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

(In thousands)	At March 31, 2017	At December 31, 2016
Fair value carrying amount	$3,362	$6,498
Aggregate unpaid principal amount	3,297	6,563
Fair value carrying amount less aggregate unpaid principal	$65	$(65)

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at March 31, 2017 or December 31, 2016. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.1 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively, and is included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2017 and December 31, 2016, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at March 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$81,717	$—	$81,717	$—	$81,717
Securities held to maturity	176,236	—	176,076	2,800	178,876
Loans held for sale	604,714	—	—	633,698	633,698
Loans:
Consumer real estate	4,661,387	—	—	4,740,497	4,740,497
Commercial real estate	2,674,329	—	—	2,628,356	2,628,356
Commercial business	701,721	—	—	676,776	676,776
Equipment finance	1,986,353	—	—	1,957,281	1,957,281
Inventory finance	2,864,248	—	—	2,845,408	2,845,408
Auto finance	2,780,416	—	—	2,782,533	2,782,533
Other	16,785	—	—	15,172	15,172
Allowance for loan losses(1)	(160,166)	—	—	—	—
Securitization receivable(2)	18,929	—	—	18,929	18,929
Total financial instrument assets	$16,406,669	$—	$257,793	$16,301,450	$16,559,243
Financial instrument liabilities:
Deposits	$17,465,590	$13,371,039	$4,114,574	$—	$17,485,613
Long-term borrowings	1,241,155	—	1,243,163	2,774	1,245,937
Total financial instrument liabilities	$18,706,745	$13,371,039	$5,357,737	$2,774	$18,731,550
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$20,222	$—	$20,222	$—	$20,222
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$20,193	$—	$20,193	$—	$20,193

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$74,714	$—	$74,714	$—	$74,714
Securities held to maturity	181,314	—	181,146	2,800	183,946
Loans held for sale	268,832	—	—	282,786	282,786
Loans:
Consumer real estate	5,084,352	—	—	5,165,062	5,165,062
Commercial real estate	2,634,191	—	—	2,583,775	2,583,775
Commercial business	652,287	—	—	631,215	631,215
Equipment finance	2,016,732	—	—	1,983,237	1,983,237
Inventory finance	2,470,175	—	—	2,453,184	2,453,184
Auto finance	2,647,741	—	—	2,656,266	2,656,266
Other	18,771	—	—	17,780	17,780
Allowance for loan losses(1)	(160,269)	—	—	—	—
Securitization receivable(2)	18,835	—	—	18,835	18,835
Total financial instrument assets	$15,907,675	$—	$255,860	$15,794,940	$16,050,800
Financial instrument liabilities:
Deposits	$17,242,522	$13,150,099	$4,112,685	$—	$17,262,784
Long-term borrowings	1,073,181	—	1,073,875	2,764	1,076,639
Total financial instrument liabilities	$18,315,703	$13,150,099	$5,186,560	$2,764	$18,339,423
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,681	$—	$21,681	$—	$21,681
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$21,652	$—	$21,652	$—	$21,652

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 12.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2017	2016
Basic Earnings Per Common Share:
Net income available to common stockholders	$41,431	$43,199
Earnings allocated to participating securities	8	11
Earnings allocated to common stock	$41,423	$43,188
Weighted-average common shares outstanding for basic earnings per common share	167,902,615	166,887,293
Basic earnings per common share	$0.25	$0.26

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$41,423	$43,188
Weighted-average common shares outstanding used in basic earnings per common share calculation	167,902,615	166,887,293
Net dilutive effect of:
Non-participating restricted stock	436,442	502,270
Stock options	41,626	45,645
Warrants	149,051	—
Weighted-average common shares outstanding for diluted earnings per common share	168,529,734	167,435,208
Diluted earnings per common share	$0.25	$0.26

For the three months ended March 31, 2017, there were 0.5 million of outstanding shares related to non-participating restricted stock and for the three months ended March 31, 2016, there were 5.0 million of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 13. Other Non-interest Expense

Other non-interest expense was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Professional fees	$7,193	$3,602
Severance	6,633	767
Advertising and marketing	6,406	5,887
Loan and lease processing	6,181	5,960
Outside processing	4,481	3,645
Card processing and issuance costs	4,109	3,720
FDIC insurance	3,959	4,113
Other	25,075	25,654
Total other non-interest expense	$64,037	$53,348

Note 14. Business Segments

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. Enterprise Services is comprised of (i) corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human resources, that provide services to the operating segments; (iii) the Holding Company; and (iv) eliminations.

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable business segments follow GAAP as described in Note 1, Basis of Presentation, in Item 8 of TCF's 2016 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Three Months Ended March 31, 2017:
Net interest income	$140,317	$87,642	$(5,845)	$222,114
Provision for credit losses	5,351	6,842	—	12,193
Non-interest income	72,762	30,719	33	103,514
Non-interest expense	169,289	65,562	9,155	244,006
Income tax expense (benefit)	13,510	15,068	(7,735)	20,843
Income (loss) after income tax expense (benefit)	24,929	30,889	(7,232)	48,586
Income attributable to non-controlling interest	—	2,308	—	2,308
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$24,929	$28,581	$(12,079)	$41,431
Total assets	$8,662,681	$10,834,463	$2,339,424	$21,836,568
Revenues from external customers:
Interest income	$109,833	$122,365	$10,109	$242,307
Non-interest income	72,762	30,719	33	103,514
Total	$182,595	$153,084	$10,142	$345,821
At or For the Three Months Ended March 31, 2016:
Net interest income	$139,343	$85,669	$(13,354)	$211,658
Provision for credit losses	13,675	5,167	—	18,842
Non-interest income	81,061	30,613	928	112,602
Non-interest expense	160,520	62,105	5,709	228,334
Income tax expense (benefit)	16,831	16,406	(6,434)	26,803
Income (loss) after income tax expense (benefit)	29,378	32,604	(11,701)	50,281
Income attributable to non-controlling interest	—	2,235	—	2,235
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$29,378	$30,369	$(16,548)	$43,199
Total assets	$8,899,438	$10,031,265	$2,390,399	$21,321,102
Revenues from external customers:
Interest income	$112,950	$111,894	$7,498	$232,342
Non-interest income	81,061	30,613	928	112,602
Total	$194,011	$142,507	$8,426	$344,944

Note 15.  Litigation Contingencies

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

Note 16.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

	Three Months Ended March 31,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$4,162	$(1,582)	$2,580	$19,135	$(7,268)	$11,867
Reclassification of net (gains) losses to net income	305	(116)	189	274	(104)	170
Net unrealized gains (losses)	4,467	(1,698)	2,769	19,409	(7,372)	12,037
Net unrealized gains (losses) on net investment hedges	(504)	191	(313)	(3,257)	1,237	(2,020)
Foreign currency translation adjustment(1)	581	—	581	3,409	—	3,409
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(12)	5	(7)	(12)	5	(7)
Total other comprehensive income (loss)	$4,532	$(1,502)	$3,030	$19,549	$(6,130)	$13,419

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in gains (losses) on securities, net for sales of securities, in interest income for those securities that were previously transferred to held to maturity and in other non-interest expense for interest-only strips. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At March 31, 2017 and 2016, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $13.0 million and $14.5 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income. See Note 9, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended March 31, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	2,580	(313)	581	—	2,848
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	—	(7)	182
Net other comprehensive income (loss)	2,769	(313)	581	(7)	3,030
Balance, end of period	$(25,832)	$6,180	$(11,183)	$140	$(30,695)
At or For the Three Months Ended March 31, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	11,867	(2,020)	3,409	—	13,256
Amounts reclassified from accumulated other comprehensive income (loss)	170	—	—	(7)	163
Net other comprehensive income (loss)	12,037	(2,020)	3,409	(7)	13,419
Balance, end of period	$2,330	$5,229	$(9,655)	$169	$(1,927)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At March 31, 2017, TCF had 331 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets).

TCF's common stock trades on the New York Stock Exchange under the symbol "TCB". Effective May 8, 2017, TCF's common stock will be traded on the New York Stock Exchange under the symbol "TCF".

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

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.2% of TCF's total revenue for the first quarter of 2017, compared with 65.3% for the same period in 2016. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells or securitizes loans, primarily in consumer real estate and auto finance, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. TCF began implementing changes to its auto finance business strategy in 2017 transitioning from a reliance on gains on sales of loans to an originate-to-hold model. Over time, this shift may decrease liquidity, capital and operational risk and increase credit risk and will impact net interest income, the provision for credit losses, gains on sales of auto loans and servicing fee income, as auto finance loans with a higher risk-adjusted margin are retained on the balance sheet. In addition, growth in the leasing and equipment finance lending business results in increased non-interest income from operating and sales-type leases.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the first quarter of 2017 and 2016, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 25 cents for the first quarter of 2017, compared with 26 cents for the same period in 2016. TCF reported net income of $46.3 million for the first quarter of 2017, a decrease of $1.8 million, or 3.7%, compared with $48.0 million for the same period in 2016.

Return on average assets on a fully tax-equivalent basis was 0.90% for the first quarter of 2017, compared with 0.96% for the same period in 2016. Total average assets were $21.7 billion for the first quarter of 2017, an increase of $0.8 billion, or 3.6%, from the first quarter of 2016. Return on average common equity was 7.64% for the first quarter of 2017, compared with 8.45% for the same period in 2016. Total average common equity was $2.2 billion for the first quarter of 2017, an increase of $0.1 billion, or 6.1%, from the first quarter of 2016.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 68.2% of TCF's total revenue for the first quarter of 2017, compared with 65.3% for the same period in 2016. Net interest income was $222.1 million for the first quarter of 2017, an increase of $10.5 million, or 4.9%, compared with $211.7 million for the same period in 2016. Average loans and leases increased $0.3 billion, or 1.6%, from the first quarter of 2016. Average securities available for sale increased $0.5 billion, or 51.7% from the first quarter of 2016. The average yield on interest-earning assets on a fully tax-equivalent basis was 4.86% for the first quarter of 2017, compared with 4.80% for the same period in 2016. The increase in net interest income was primarily due to higher average balances of inventory finance loans, leasing and equipment finance loans and leases, securities available for sale, loans and leases held for sale and commercial loans, as well as higher average yields on variable- and adjustable-rate consumer, commercial and inventory finance loans driven by increases in the interest rate environment. These increases were partially offset by lower average consumer real estate loan balances.

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

Net interest margin was 4.46% for the first quarter of 2017, an increase of 9 basis points, compared with 4.37% for the same period in 2016. The increase was primarily due to higher average balances of interest-earning assets and higher average yields on the variable- and adjustable-rate loans.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$286,519	$2,747	3.88%	$349,079	$2,216	2.55%
Securities held to maturity	177,939	1,280	2.88	199,303	1,319	2.65
Securities available for sale:(3)
Taxable	815,867	4,654	2.28	640,796	3,818	2.38
Tax-exempt(4)	640,826	5,117	3.19	319,427	2,584	3.24
Loans and leases held for sale	464,301	10,752	9.39	367,686	8,504	9.30
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,083,472	29,287	5.70	2,430,773	35,202	5.82
Variable- and adjustable-rate	2,945,529	40,239	5.54	3,028,001	40,056	5.32
Total consumer real estate	5,029,001	69,526	5.60	5,458,774	75,258	5.54
Commercial:
Fixed-rate	1,000,316	11,713	4.75	1,012,870	12,429	4.94
Variable- and adjustable-rate	2,302,575	24,391	4.30	2,145,231	21,337	4.00
Total commercial	3,302,891	36,104	4.43	3,158,101	33,766	4.30
Leasing and equipment finance	4,285,944	47,976	4.48	3,992,678	44,654	4.47
Inventory finance	2,696,787	39,451	5.93	2,433,534	34,370	5.68
Auto finance	2,714,862	27,771	4.15	2,703,880	27,837	4.14
Other	9,740	131	5.44	10,018	142	5.63
Total loans and leases	18,039,225	220,959	4.95	17,756,985	216,027	4.89
Total interest-earning assets	20,424,677	245,509	4.86	19,633,276	234,468	4.80
Other assets(6)	1,263,678			1,297,479
Total assets	$21,688,355			$20,930,755
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,880,298			$1,751,710
Small business	894,845			853,645
Commercial and custodial	626,081			560,983
Total non-interest bearing deposits	3,401,224			3,166,338
Interest-bearing deposits:
Checking	2,530,281	83	0.01	2,440,563	81	0.01
Savings	4,756,486	501	0.04	4,700,164	346	0.03
Money market	2,385,353	2,938	0.50	2,472,751	3,807	0.62
Certificates of deposit	4,033,143	10,193	1.02	4,104,951	10,757	1.05
Total interest-bearing deposits	13,705,263	13,715	0.41	13,718,429	14,991	0.44
Total deposits	17,106,487	13,715	0.33	16,884,767	14,991	0.36
Borrowings:
Short-term borrowings	4,628	7	0.65	5,562	7	0.53
Long-term borrowings	1,459,053	6,471	1.78	1,062,513	5,686	2.14
Total borrowings	1,463,681	6,478	1.78	1,068,075	5,693	2.13
Total interest-bearing liabilities	15,168,944	20,193	0.54	14,786,504	20,684	0.56
Total deposits and borrowings	18,570,168	20,193	0.44	17,952,842	20,684	0.46
Other liabilities	665,301			650,908
Total liabilities	19,235,469			18,603,750
Total TCF Financial Corp. stockholders' equity	2,431,755			2,307,781
Non-controlling interest in subsidiaries	21,131			19,224
Total equity	2,452,886			2,327,005
Total liabilities and equity	$21,688,355			$20,930,755
Net interest income and margin		$225,316	4.46		$213,784	4.37

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $180.3 million and $133.6 million for the first quarters of 2017 and 2016, respectively.

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

The composition of TCF's provision for credit losses for the first quarter of 2017 and 2016 was as follows:

	Three Months Ended March 31,				Change
(Dollars in thousands)	2017		2016		$	%
Consumer real estate	$(8,137)	(66.7)%	$5,025	26.7%	$(13,162)	N.M.
Commercial	3,669	30.1	1,171	6.2	2,498	N.M.
Leasing and equipment finance	1,386	11.4	1,727	9.2	(341)	(19.7)%
Inventory finance	1,965	16.1	2,263	12.0	(298)	(13.2)
Auto finance	12,857	105.4	9,065	48.1	3,792	41.8
Other	453	3.7	(409)	(2.2)	862	N.M.
Total	$12,193	100.0%	$18,842	100.0%	$(6,649)	(35.3)
N.M. Not Meaningful.

TCF's provision for credit losses was $12.2 million for the first quarter of 2017, compared with $18.8 million for the same period in 2016. The provision for credit losses decreased $6.6 million, or 35.3%, from the first quarter of 2016 primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold.

Net loan and lease charge-offs for the first quarter of 2017 were $5.1 million, or 0.11% (annualized) of average loans and leases, compared with $11.9 million, or 0.27% (annualized), for the same period in 2016. The decrease of $6.8 million was primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold, partially offset by increased net charge-offs in the commercial and auto finance portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 31.8% of total revenue for the first quarter of 2017, compared with 34.7% for the same period in 2016, and is an important factor in TCF's results of operations. Non-interest income was $103.5 million for the first quarter of 2017, compared with $112.6 million for the same period in 2016. Non-interest income decreased $9.1 million, or 8.1%, from the first quarter of 2016 primarily due to a decrease in gains on sales of auto loans, net.

The components of non-interest income were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Fees and service charges	$31,282	$32,817	$(1,535)	(4.7)%
Card revenue	13,150	13,363	(213)	(1.6)
ATM revenue	4,675	5,021	(346)	(6.9)
Subtotal	49,107	51,201	(2,094)	(4.1)
Gains on sales of auto loans, net	2,864	11,920	(9,056)	(76.0)
Gains on sales of consumer real estate loans, net	8,891	9,384	(493)	(5.3)
Servicing fee income	11,651	8,883	2,768	31.2
Subtotal	23,406	30,187	(6,781)	(22.5)
Leasing and equipment finance	28,298	28,487	(189)	(0.7)
Other	2,703	2,843	(140)	(4.9)
Fees and other revenue	103,514	112,718	(9,204)	(8.2)
Gains (losses) on securities, net	—	(116)	116	(100.0)
Total non-interest income	$103,514	$112,602	$(9,088)	(8.1)
Total non-interest income as a percentage of total revenue	31.8%	34.7%

Fees and Service Charges  Fees and service charges totaled $31.3 million for the first quarter of 2017, compared with $32.8 million for the same period in 2016. The decrease of $1.5 million, or 4.7%, was primarily due to lower overdraft fees due to ongoing consumer behavior changes as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $2.9 million for the first quarter of 2017, compared with $11.9 million for the same period in 2016. The decrease of $9.1 million, or 76.0%, was primarily due to decreased volume of loans sold as a result of a shift in strategy in the auto finance business as well as a change in the mix of loans sold. Beginning in the first quarter of 2017 and going forward, TCF intends to sell fewer auto finance loans and transition to more of an originate-to-hold business model. TCF sold $250.6 million of auto loans during the first quarter of 2017, compared with $444.3 million for the same period in 2016.

Servicing Fee Income  Servicing fee income totaled $11.7 million for the first quarter of 2017, compared with $8.9 million for the same period in 2016. The increase of $2.8 million, or 31.2%, was primarily due to the cumulative effect of the increases in the portfolios of auto and consumer real estate loans sold with servicing retained by TCF. Average loans and leases serviced for others were $5.6 billion for the first quarter of 2017, compared with $4.4 billion for the same period in 2016.

Non-interest Expense  Non-interest expense totaled $244.0 million for the first quarter of 2017, compared with $228.3 million for the same period in 2016. Non-interest expense increased $15.7 million, or 6.9%, from the first quarter of 2016.

The components of non-interest expense were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Compensation and employee benefits	$124,477	$124,473	$4	—%
Occupancy and equipment	39,600	37,008	2,592	7.0
Other	64,037	53,348	10,689	20.0
Subtotal	228,114	214,829	13,285	6.2
Operating lease depreciation	11,242	9,573	1,669	17.4
Foreclosed real estate and repossessed assets, net	4,549	3,920	629	16.0
Other credit costs, net	101	12	89	N.M.
Total non-interest expense	$244,006	$228,334	$15,672	6.9
N.M. Not Meaningful.

Other Non-interest Expense Other non-interest expense totaled $64.0 million for the first quarter of 2017, compared with $53.3 million for the same period in 2016. The increase of $10.7 million, or 20.0%, was primarily due to higher severance expense in the auto finance business and higher professional fees related to strategic investments in technology capabilities. See Note 13, Other Non-interest Expense of Notes to Consolidated Financial Statements for additional information.

Foreclosed Real Estate and Repossessed Assets, Net Foreclosed real estate and repossessed assets expense, net totaled $4.5 million for the first quarter of 2017, compared with $3.9 million for the same period in 2016. The increase of $0.6 million, or 16.0%, was primarily due to lower gains on sales of other real estate owned and higher repossessed assets expense, partially offset by lower valuation adjustments and lower operating costs.

Income Taxes  Income tax expense was 30.0% of income before income tax expense for the first quarter of 2017, compared with 34.8% for the same period in 2016. The lower effective income tax rate for the first quarter of 2017 was primarily due to $2.0 million of tax benefits related to stock compensation recorded in income tax expense that were previously recorded in additional paid-in capital subject to new accounting guidance adopted January 1, 2017. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for additional information. The lower effective income tax rate was also due to increased investments in tax-exempt securities available for sale.

Reportable Segment Results

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 14, Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.

Consumer Banking

Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits to use for funding high credit quality secured loans and leases. Loans are originated for investment and for sale. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's non-interest expense.

Consumer Banking generated net income available to common stockholders of $24.9 million for the first quarter of 2017, a decrease of $4.4 million, or 15.1%, compared with $29.4 million for the same period in 2016.

Consumer Banking net interest income totaled $140.3 million for the first quarter of 2017, compared with $139.3 million for the same period in 2016. Net interest income increased $1.0 million, or 0.7%, primarily due to higher average balances of loans held for sale and higher average yields on variable- and adjustable-rate consumer loans driven by increases in the interest rate environment, partially offset by lower average consumer real estate loan balances and higher interest expense related to funds transfer pricing.

Consumer Banking provision for credit losses totaled $5.4 million for the first quarter of 2017, compared with $13.7 million for the same period in 2016. The provision for credit losses decreased $8.3 million, or 60.9%, primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold.

Consumer Banking non-interest income totaled $72.8 million for the first quarter of 2017, compared with $81.1 million for the same period in 2016. Non-interest income decreased $8.3 million, or 10.2%, primarily due to decreases in net gains on sales of auto loans primarily due to decreased volume of loans sold as a result of a shift in strategy in the auto finance business as well as a change in the mix of loans sold and fees and service charges, partially offset by an increase in servicing fee income due to the cumulative effect of the increase in the portfolio of loans sold with servicing retained by TCF. Net gains on sales of auto loans totaled $2.9 million for the first quarter of 2017, compared with $11.9 million for the same period in 2016. Fees and service charges attributable to the Consumer Banking segment totaled $29.5 million for the first quarter of 2017, compared with $31.3 million for the same period in 2016. The decrease was primarily attributable to lower overdraft fees due to ongoing consumer behavior changes as well as higher average checking account balances per customer. Net gains on sales of consumer real estate loans totaled $8.9 million for the first quarter of 2017, compared with $9.3 million for the same period in 2016. Servicing fee income attributable to the Consumer Banking segment totaled $11.3 million on $5.3 billion of average consumer real estate and auto finance loans serviced for others for the first quarter of 2017, compared with $8.4 million on $4.1 billion of loans serviced for others for the same period in 2016.

Consumer Banking non-interest expense totaled $169.3 million for the first quarter of 2017, compared with $160.5 million for the same period in 2016. Non-interest expense increased $8.8 million, or 5.5%, primarily due to higher severance expense in our auto finance business, higher allocation expense from Enterprise Services and higher occupancy and equipment expense, partially offset by a decrease in compensation and benefits expense.

Wholesale Banking

Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $28.6 million for the first quarter of 2017, a decrease of $1.8 million, or 5.9%, compared with $30.4 million for the same period in 2016.

Wholesale Banking net interest income totaled $87.6 million for the first quarter of 2017, compared with $85.7 million for the same period in 2016. Net interest income increased $2.0 million, or 2.3%, primarily due to higher average balances of inventory finance loans, leasing and equipment finance loans and leases and commercial loans, as well as higher average yields on variable- and adjustable-rate commercial and inventory finance loans driven by increases in the interest rate environment, partially offset by higher interest expense related to funds transfer pricing.

Wholesale Banking provision for credit losses totaled $6.8 million for the first quarter of 2017, compared with $5.2 million for the same period in 2016. The provision for credit losses increased $1.7 million, or 32.4%, primarily due to increased net charge-offs in the commercial portfolio.

Wholesale Banking non-interest expense totaled $65.6 million for the first quarter of 2017, compared with $62.1 million for the same period in 2016. Non-interest expense increased $3.5 million, or 5.6%, primarily due to increases in occupancy and equipment expense and operating lease depreciation.

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human resources, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals such as funds transfer pricing mismatches.

Enterprise Services generated a net loss available to common stockholders of $12.1 million for the first quarter of 2017, a decrease of $4.5 million, or 27.0%, compared with a net loss of $16.5 million for the same period in 2016.

Enterprise Services net interest expense totaled $5.8 million for the first quarter of 2017, compared with $13.4 million for the same period in 2016. Net interest expense decreased $7.5 million, or 56.2%, primarily driven by a decrease in funds transfer pricing mismatches attributable to rising interest rates and an increase in interest income attributable to higher average balances of securities available for sale, partially offset by an increase in funding costs.

Enterprise Services non-interest expense totaled $9.2 million for the first quarter of 2017, compared with $5.7 million for the same period in 2016. Non-interest expense increased $3.4 million, or 60.4%, primarily due to higher professional fees related to strategic investments in technology capabilities and higher compensation and employee benefits expense, partially offset by a decrease in occupancy and equipment expense.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.5 billion at March 31, 2017, an increase of $52.5 million, or 3.7%, from $1.4 billion at December 31, 2016. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. TCF may, from time to time, sell securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total securities held to maturity were $176.2 million at March 31, 2017, a decrease of $5.1 million, or 2.8%, from $181.3 million at December 31, 2016. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at March 31, 2017 and December 31, 2016 were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2017			At December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$—	$—	—%	$1	$1	8.02%
Due in 1-5 years	14	14	2.21	18	18	2.28
Due in 5-10 years	50,622	50,514	1.93	54,202	54,429	1.93
Due after 10 years	782,436	765,429	2.25	773,519	756,461	2.25
Obligations of states and political subdivisions:
Due in 1-5 years	2,390	2,426	3.02	—	—	—
Due in 5-10 years	303,242	303,530	3.16	277,228	274,576	3.13
Due after 10 years	365,777	354,037	3.24	351,744	337,950	3.20
Total securities available for sale	$1,504,481	$1,475,950	2.66	$1,456,712	$1,423,435	2.63

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$173,436	$176,076	2.56%	$178,514	$181,146	2.54%
Other securities:
Due in 1-5 years	1,400	1,400	2.86	1,400	1,400	2.86
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$176,236	$178,876	2.57	$181,314	$183,946	2.55

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At March 31, 2017		At December 31, 2016		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$2,166,691	12.0%	$2,292,596	12.9%	$(125,905)	(5.5)%
Junior lien	2,494,696	13.9	2,791,756	15.6	(297,060)	(10.6)
Total consumer real estate	4,661,387	25.9	5,084,352	28.5	(422,965)	(8.3)
Commercial:
Commercial real estate	2,674,329	14.9	2,634,191	14.7	40,138	1.5
Commercial business	701,721	3.9	652,287	3.7	49,434	7.6
Total commercial	3,376,050	18.8	3,286,478	18.4	89,572	2.7
Leasing and equipment finance	4,276,008	23.8	4,336,310	24.3	(60,302)	(1.4)
Inventory finance	2,864,248	15.9	2,470,175	13.8	394,073	16.0
Auto finance	2,780,416	15.5	2,647,741	14.8	132,675	5.0
Other	16,785	0.1	18,771	0.2	(1,986)	(10.6)
Total loans and leases	$17,974,894	100.0%	$17,843,827	100.0%	$131,067	0.7

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.2 billion of first mortgage lien loans and $2.5 billion of junior lien loans at March 31, 2017, with decreases of $0.1 billion, or 5.5%, and $0.3 billion, or 10.6%, respectively, from $2.3 billion and $2.8 billion, respectively, at December 31, 2016. The decrease in the consumer real estate portfolio was primarily due to transfers to loans held for sale and payments received during the first quarter of 2017 exceeding originations. Consumer real estate loans held for sale were $232.3 million at March 31, 2017, compared with $13.2 million at December 31, 2016. Loans are originated for investment and for sale. TCF sold $379.4 million and $321.4 million of consumer real estate loans in the first quarters of 2017 and 2016, respectively. Included in consumer real estate loans sold in the first quarter of 2017 were $49.4 million of non-accrual loans. Consumer real estate originations increased $12.9 million, or 2.7%, to $495.1 million in the first quarter of 2017 from $482.2 million for the same period in 2016. At March 31, 2017 and December 31, 2016, 69.5% and 68.1%, respectively, of the consumer real estate portfolio were in TCF's primary banking markets. At March 31, 2017 and December 31, 2016, 56.9% and 58.0%, respectively, of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate. At March 31, 2017 and December 31, 2016, 48.6% and 47.3%, respectively, of TCF's consumer real estate loans consisted of closed-end loans. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 735 at both March 31, 2017 and December 31, 2016. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 732 and 733 at March 31, 2017 and December 31, 2016, respectively.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At March 31, 2017, 61.5% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net recoveries of (0.03)%.

The consumer real estate junior lien portfolio was comprised of $2.2 billion of home equity lines of credit ("HELOCs") and $249.5 million of amortizing consumer real estate junior lien mortgage loans at March 31, 2017, compared with $2.5 billion and $272.9 million at December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, $1.8 billion and $2.0 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2017 and December 31, 2016, $483.5 million and $525.4 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of March 31, 2017, 17.7% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 64.9% of total lines of credit at March 31, 2017, compared to 67.1% at December 31, 2016.

Commercial Real Estate and Business Lending The commercial portfolio consisted of $2.7 billion of commercial real estate loans and $701.7 million of commercial business loans at March 31, 2017, with increases of $40.1 million, or 1.5%, and $49.4 million, or 7.6%, respectively, from $2.6 billion and $652.3 million, respectively, at December 31, 2016 . The increase in the commercial portfolio was primarily due to originations exceeding payments during the first quarter of 2017. Total commercial originations decreased $10.3 million, or 2.5%, to $405.0 million in the first quarter of 2017 from $415.3 million for the same period in 2016. At March 31, 2017 and December 31, 2016, 75.9% and 77.8%, respectively, of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, variable- and adjustable-rate loans represented 70.8% and 69.0%, respectively, of total commercial loans outstanding.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.3 billion of leases and $2.0 billion of loans at March 31, 2017, with decreases of $30.0 million, or 1.3%, and $30.3 million, or 1.5%, respectively, from $2.3 billion of leases and $2.0 billion of loans at December 31, 2016. Leasing and equipment finance originations decreased $8.7 million, or 2.1%, to $406.0 million in the first quarter of 2017 from $414.8 million for the same period in 2016. The uninstalled backlog of approved transactions was $498.5 million and $453.6 million at March 31, 2017 and December 31, 2016, respectively.

Inventory Finance The inventory finance portfolio totaled $2.9 billion at March 31, 2017, an increase of $0.4 billion, or 16.0%, from $2.5 billion at December 31, 2016. The increase was primarily due to seasonally higher inventory finance balances in its lawn and garden marketing segment. TCF's inventory finance customers included more than 10,400 and 10,800 active dealers at March 31, 2017 and December 31, 2016, respectively. Inventory finance originations were $1.8 billion in the first quarter of 2017 and 2016. Origination levels are impacted by the velocity of fundings and repayments with dealers.

Auto Finance The auto finance portfolio totaled $2.8 billion at March 31, 2017, an increase of $0.1 billion, or 5.0%, from $2.6 billion at December 31, 2016. The increase was primarily a result of the shift in strategy in the auto finance business to more of an originate-to-hold business model. Loans are originated for investment and for sale, including securitizations. TCF sold $250.6 million and $444.3 million of auto finance loans in the first quarters of 2017 and 2016, respectively. Auto finance originations decreased $52.0 million, or 5.7%, to $863.2 million in the first quarter of 2017 from $915.2 million for the same period in 2016. The auto finance network included dealers in all 50 states and more than 7,100 and 11,400 active dealers at March 31, 2017 and December 31, 2016, respectively. The decrease in the active dealers was primarily due to the strategic shift in the auto finance business. The auto finance portfolio consisted of 23.7% new auto loans and 76.3% used auto loans at March 31, 2017, compared with 23.3% and 76.7%, respectively, at December 31, 2016. The average original FICO score for the auto finance held for investment portfolio was 732 and 733 at March 31, 2017 and December 31, 2016, respectively.

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

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Average Portfolio(1)	60 Days or More Delinquent and Accruing	Percentage of Average Portfolio(1)
Consumer real estate:
First mortgage lien	$5,861	0.28%	$8,725	0.40%
Junior lien	1,183	0.05	1,404	0.05
Total consumer real estate	7,044	0.15	10,129	0.21
Commercial	—	—	—	—
Leasing and equipment finance	5,254	0.12	4,523	0.10
Inventory finance	100	—	55	—
Auto finance	3,478	0.13	6,102	0.23
Other	8	0.05	20	0.10
Subtotal	15,884	0.09	20,829	0.12
Portfolios acquired with deteriorated credit quality	—	—	—	—
Total	$15,884	0.09	$20,829	0.12

(1)	Excludes average non-accrual loans and leases by portfolio.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At March 31, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$96,320	$41,810	$138,130
Commercial	13,382	9,132	22,514
Leasing and equipment finance	5,176	1,671	6,847
Inventory finance	—	564	564
Auto finance	2,550	5,019	7,569
Other	5	—	5
Total	$117,433	$58,196	$175,629
Over 60-day delinquency as a percentage of total accruing TDR loans	0.76%	N.A	N.A

	At December 31, 2016
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$98,606	$71,961	$170,567
Commercial	20,304	2,170	22,474
Leasing and equipment finance	4,802	1,350	6,152
Inventory finance	—	357	357
Auto finance	2,323	5,504	7,827
Other	6	—	6
Total	$126,041	$81,342	$207,383
Over 60-day delinquency as a percentage of total accruing TDR loans	1.19%	N.A	N.A
N.A. Not Applicable.

Total TDR loans were $175.6 million at March 31, 2017, a decrease of $31.8 million, or 15.3%, from $207.4 million at December 31, 2016. Accruing TDR loans were $117.4 million at March 31, 2017, a decrease of $8.6 million, or 6.8%, from $126.0 million at December 31, 2016. The decrease was primarily due to the transfer of three commercial loans to non-accrual. Non-accrual TDR loans were $58.2 million at March 31, 2017, a decrease of $23.1 million, or 28.5%, from $81.3 million at December 31, 2016. The decrease was primarily due to a $30.2 million decrease in consumer real estate non-accrual TDR loans, partially offset by a $7.0 million increase in commercial non-accrual TDR loans. The decrease in consumer real estate non-accrual TDR loans was primarily due to the non-accrual loan sale.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At March 31, 2017, 69.7% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans during the first quarter of 2017, yielding 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property. At March 31, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At March 31, 2017, 59.4% of total commercial TDR loans were accruing and TCF recognized more than 95% of the original contractual interest due on accruing commercial TDR loans in the first quarter of 2017, yielding 5.4%. At March 31, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$76,941	$106,125
Junior lien	24,996	46,346
Total consumer real estate	101,937	152,471
Commercial:
Commercial real estate	10,267	5,564
Commercial business	2,430	355
Total commercial	12,697	5,919
Leasing and equipment finance	12,274	10,880
Inventory finance	5,162	5,134
Auto finance	6,909	7,038
Other	2	3
Total non-accrual loans and leases	138,981	181,445
Other real estate owned:
Consumer real estate	25,922	34,070
Commercial real estate	6,037	12,727
Total other real estate owned	31,959	46,797
Total non-accrual loans and leases and other real estate owned	$170,940	$228,242

Non-accrual loans and leases as a percentage of total loans and leases	0.77%	1.02%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.95	1.28

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	115.24	88.33

Non-accrual loans and leases were $139.0 million at March 31, 2017, a decrease of $42.5 million, or 23.4%, from $181.4 million at December 31, 2016. The decrease was primarily due to the consumer real estate non-accrual loan sale of $49.4 million, partially offset by an increase in non-accrual commercial loans and non-accrual leasing and equipment finance loans and leases. Other real estate owned was $32.0 million at March 31, 2017, a decrease of $14.8 million, or 31.7%, from $46.8 million at December 31, 2016. The decrease was primarily due to the sales of consumer real estate properties outpacing additions. Consumer real estate loans in process of foreclosure were $32.2 million and $32.1 million at March 31, 2017 and December 31, 2016, respectively.

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

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2017 were as follows:

	At or For the Three Months Ended March 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445
Additions	15,736	9,880	4,977	1,963	2,105	—	34,661
(Charge-offs) recoveries	(1,729)	(2,732)	(1,309)	(66)	(597)	21	(6,412)
Transfers to other assets	(7,239)	—	(1,006)	(100)	(441)	—	(8,786)
Return to accrual status	(1,792)	—	(23)	(776)	—	—	(2,591)
Payments received	(6,907)	(370)	(1,245)	(992)	(1,196)	(22)	(10,732)
Sales	(49,916)	—	—	—	—	—	(49,916)
Other, net	1,313	—	—	(1)	—	—	1,312
Balance, end of period	$101,937	$12,697	$12,274	$5,162	$6,909	$2	$138,981

Loan and Lease Credit Classifications TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Loan and lease credit classifications are an additional characteristic that is closely monitored in the overall credit risk process. Loan and lease credit classifications are derived from standard regulatory rating definitions, which include: non-classified (pass and special mention) and classified (substandard and doubtful). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and regulatory classification were as follows:

	At March 31, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,514,282	$35,020	$112,085	$—	$4,661,387
Commercial	3,268,722	76,451	30,877	—	3,376,050
Leasing and equipment finance	4,224,403	21,521	30,084	—	4,276,008
Inventory finance	2,685,488	102,014	76,746	—	2,864,248
Auto finance	2,764,463	394	15,559	—	2,780,416
Other	16,776	—	9	—	16,785
Total loans and leases	$17,474,134	$235,400	$265,360	$—	$17,974,894

	At December 31, 2016
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,877,740	$40,253	$166,359	$—	$5,084,352
Commercial	3,190,241	61,771	34,466	—	3,286,478
Leasing and equipment finance	4,285,065	23,441	27,804	—	4,336,310
Inventory finance	2,163,764	139,385	167,026	—	2,470,175
Auto finance	2,631,406	244	16,091	—	2,647,741
Other	18,750	—	21	—	18,771
Total loans and leases	$17,166,966	$265,094	$411,767	$—	$17,843,827

Total classified loans and leases were $265.4 million and $411.8 million at March 31, 2017 and December 31, 2016, respectively. The decrease of $146.4 million, or 35.6%, from December 31, 2016 was primarily due to decreases in inventory finance and consumer real estate classified loans. The decrease in inventory finance classified loans was due to enhancements made to the model used to determine the classifications of loans that better align with the inherent risk in this portfolio. The decrease in consumer real estate classified loans was a result of the non-accrual loan sale.

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

The Company considers the allowance for loan and lease losses of $160.2 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2017. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in collateral values may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

In conjunction with Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At March 31, 2017		At December 31, 2016
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$31,315	1.45%	$33,828	1.48%
Junior lien	22,536	0.90	25,620	0.92
Consumer real estate	53,851	1.16	59,448	1.17
Commercial:
Commercial real estate	22,580	0.84	22,785	0.86
Commercial business	11,117	1.58	9,910	1.52
Total commercial	33,697	1.00	32,695	0.99
Leasing and equipment finance	21,257	0.50	21,350	0.49
Inventory finance	15,816	0.55	13,932	0.56
Auto finance	35,108	1.26	32,310	1.22
Other	437	2.60	534	2.84
Total allowance for loan and lease losses	160,166	0.89	160,269	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,135	N.A.	1,115	N.A.
Total credit loss reserves	$161,301	0.90	$161,384	0.90
N.A. Not Applicable.

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

TCF Bank had $150.7 million and $256.6 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2017 and December 31, 2016, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.1 billion and $1.2 billion at March 31, 2017 and December 31, 2016, respectively. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $660.0 million and $612.5 million at March 31, 2017 and December 31, 2016, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and securitizations, and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $3.0 million and $2.2 million (USD) outstanding under the line of credit with the counterparty at March 31, 2017 and December 31, 2016, respectively.

Deposits  Deposits totaled $17.5 billion at March 31, 2017, an increase of $0.2 billion, or 1.3%, from $17.2 billion at December 31, 2016. The increase was primarily due to growth in checking and savings balances, partially offset by a decrease in money market balances.

Non-interest bearing checking accounts represented 20.6% and 20.0% of total deposits at March 31, 2017 and December 31, 2016, respectively. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 0.33% and 0.36% at March 31, 2017 and December 31, 2016, respectively. The decrease was primarily due to decreased average interest rates on money market balances and certificates of deposit.

Checking, savings and certain money market deposits are an important source of low or no interest cost funds for TCF. The average balance of these types of deposits was $10.8 billion and $10.6 billion for the first quarters of 2017 and 2016, respectively. These deposits comprised 63.0% and 62.7% of total average deposits for the first quarters of 2017 and 2016, respectively.

Certificates of deposit totaled $4.1 billion at both March 31, 2017 and December 31, 2016. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at March 31, 2017 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at March 31, 2017
Maturity:
Three months or less	$344,021
Over three through six months	458,592
Over six through 12 months	749,755
Over 12 months	458,324
Total	$2,010,692

Borrowings  Borrowings totaled $1.2 billion and $1.1 billion at March 31, 2017 and December 31, 2016, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.6 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2017, as well as access to the Federal Reserve Discount Window.

See Note 6, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were exceeded at March 31, 2017 and December 31, 2016. See Note 7, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At March 31, 2017, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part on or after June 25, 2017.

At March 31, 2017, there were 4,000,000 shares outstanding of the 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Equity  Total equity at March 31, 2017 was $2.5 billion, or 11.4% of total assets, compared with $2.4 billion, or 11.4% of total assets, at December 31, 2016. Dividends to common stockholders on a per share basis totaled 7.5 cents for the first quarters of 2017 and 2016. TCF's common dividend payout ratio for the first quarters of 2017 and 2016 was 30.0% and 28.9%, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2017, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Common stockholders' equity at March 31, 2017 was $2.2 billion, or 10.08% of total assets, compared with $2.2 billion, or 10.09% of total assets, at December 31, 2016. Tangible common equity at March 31, 2017 was $2.0 billion, or 9.13% of total tangible assets, compared with $1.9 billion, or 9.13% of total tangible assets, at December 31, 2016. Tangible common equity is not a financial measure recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At March 31, 2017	At December 31, 2016
Computation of tangible common equity to tangible assets:
Total equity		$2,490,663	$2,444,645
Less: Non-controlling interest in subsidiaries		26,551	17,162
Total TCF Financial Corporation stockholders' equity		2,464,112	2,427,483
Less: Preferred stock		263,240	263,240
Total common stockholders' equity	(a)	2,200,872	2,164,243
Less:
Goodwill		225,640	225,640
Other intangibles(1)		1,615	1,738
Tangible common equity	(b)	$1,973,617	$1,936,865
Total assets	(c)	$21,836,568	$21,441,326
Less:
Goodwill		225,640	225,640
Other intangibles(1)		1,615	1,738
Tangible assets	(d)	$21,609,313	$21,213,948

Common equity to assets	(a) / (c)	10.08%	10.09%
Tangible common equity to tangible assets	(b) / (d)	9.13%	9.13%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-08: Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which clarifies the premium amortization period on purchased callable debt securities should be to the earliest call date, rather than the contractual maturity date. The ASU does not change the discount amortization period for purchased debt securities as the discount continues to be amortized to the contractual maturity date. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item that includes service cost and outside of any subtotal of operating income. In addition, disclosure of the line items used to present the other components of net periodic benefit cost is required if the components are not presented separately in the income statement. The adoption of this ASU will be required on either a full or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05: Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU also clarifies that Accounting Standards Codification 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies or the sale is to a customer. The new guidance does not apply to the derecognition of businesses, nonprofit activities, financial assets, including equity method investments, or to revenue contracts with customers. The adoption of this ASU will be required on either a full or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one-year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides guidance that affects narrow aspects of the guidance issued in ASU No. 2014-09. The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. TCF plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on our consolidated financial statements.

Legislative and Regulatory Developments

Federal and state legislation impose numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF.

Forward-looking Information

 Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Legislative and Regulatory Requirements. New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau ("CFPB") and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, or new restrictions on loan and lease products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; governmental regulations or judicial actions affecting the security interests of creditors; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs including those resulting from health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks. Limitations on TCF's ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry; the impact on banks of regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF's ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades or unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance including those relating to liquidity; uncertainties relating to future retail deposit account changes, including limitations on TCF's ability to predict customer behavior and the impact on TCF's fee revenues.

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

Technological and Operational Matters. Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change, such as by failing to develop and maintain technology necessary to satisfy customer demands, costs and possible disruptions related to upgrading systems; the failure to attract and retain key employees.

Litigation Risks. Results of litigation or government enforcement actions such as TCF's pending litigation with the CFPB and related matters, including class action litigation or enforcement actions concerning TCF's lending or deposit activities, including account opening/origination, servicing practices, fees or charges, employment practices, or checking account overdraft program "opt in" requirements; possible increases in indemnification obligations for certain litigation against Visa U.S.A.

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

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2017		December 31, 2016
Immediate Change in Interest Rates:
+200 basis points	$95.7	10.6%	$97.2	10.9%
+100 basis points	51.8	5.7	52.1	5.9

As of March 31, 2017, 60.4% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and 63.0% of TCF's deposit balances were low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1 to January 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	179,145	$19.57	N.A.	N.A.
February 1 to February 28, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	6,859	$17.24	N.A.	N.A.
March 1 to March 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	186,004	$19.48	N.A.	N.A.
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

(2)
Represents restricted stock withheld pursuant to the terms of awards granted under either the TCF Financial Incentive Stock Program or the 2015 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of restricted stock. Both plans provide that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

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
(Principal Accounting Officer)

Dated: May 5, 2017

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein