Form 10-Q
period 2017-06-30
TCF FINANCIAL CORP
filed 2017-08-03
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2017
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
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 28, 2017
Common Stock, $.01 par value	171,626,998 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At June 30, 2017	At December 31, 2016
	(Unaudited)
Assets:
Cash and due from banks	$551,463	$609,603
Investments	82,737	74,714
Securities held to maturity	171,320	181,314
Securities available for sale	1,554,951	1,423,435
Loans and leases held for sale	172,583	268,832
Loans and leases:
Consumer real estate:
First mortgage lien	2,070,385	2,292,596
Junior lien	2,701,592	2,791,756
Total consumer real estate	4,771,977	5,084,352
Commercial	3,488,725	3,286,478
Leasing and equipment finance	4,333,735	4,336,310
Inventory finance	2,509,485	2,470,175
Auto finance	3,243,144	2,647,741
Other	19,459	18,771
Total loans and leases	18,366,525	17,843,827
Allowance for loan and lease losses	(165,620)	(160,269)
Net loans and leases	18,200,905	17,683,558
Premises and equipment, net	423,745	418,372
Goodwill	227,072	225,640
Other assets	669,875	555,858
Total assets	$22,054,651	$21,441,326
Liabilities and Equity:
Deposits:
Checking	$6,147,423	$6,009,151
Savings	4,823,552	4,719,481
Money market	2,128,709	2,421,467
Certificates of deposit	4,419,120	4,092,423
Total deposits	17,518,804	17,242,522
Short-term borrowings	8,534	4,391
Long-term borrowings	1,266,748	1,073,181
Total borrowings	1,275,282	1,077,572
Accrued expenses and other liabilities	710,734	676,587
Total liabilities	19,504,820	18,996,681
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,006,900 shares issued	263,240	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
171,532,487 and 171,034,506 shares issued, respectively	1,715	1,710
Additional paid-in capital	858,451	862,776
Retained earnings, subject to certain restrictions	1,453,355	1,382,901
Accumulated other comprehensive income (loss)	(17,503)	(33,725)
Treasury stock at cost, 42,566 shares, and other	(32,193)	(49,419)
Total TCF Financial Corporation stockholders' equity	2,527,065	2,427,483
Non-controlling interest in subsidiaries	22,766	17,162
Total equity	2,549,831	2,444,645
Total liabilities and equity	$22,054,651	$21,441,326

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2017	2016	2017	2016
Interest income:
Loans and leases	$234,092	$214,128	$453,640	$428,933
Securities available for sale	8,052	6,396	16,032	11,894
Securities held to maturity	1,035	1,116	2,315	2,435
Loans held for sale and other	5,338	12,364	18,837	23,084
Total interest income	248,517	234,004	490,824	466,346
Interest expense:
Deposits	14,436	15,893	28,151	30,884
Borrowings	6,920	5,127	13,398	10,820
Total interest expense	21,356	21,020	41,549	41,704
Net interest income	227,161	212,984	449,275	424,642
Provision for credit losses	19,446	13,250	31,639	32,092
Net interest income after provision for credit losses	207,715	199,734	417,636	392,550
Non-interest income:
Fees and service charges	32,733	34,622	64,015	67,439
Card revenue	14,154	14,083	27,304	27,446
ATM revenue	5,061	5,288	9,736	10,309
Subtotal	51,948	53,993	101,055	105,194
Gains on sales of auto loans, net	380	10,143	3,244	22,063
Gains on sales of consumer real estate loans, net	8,980	10,839	17,871	20,223
Servicing fee income	10,730	9,502	22,381	18,385
Subtotal	20,090	30,484	43,496	60,671
Leasing and equipment finance	39,830	31,074	68,128	59,561
Other	2,795	2,405	5,498	5,248
Fees and other revenue	114,663	117,956	218,177	230,674
Gains (losses) on securities, net	—	—	—	(116)
Total non-interest income	114,663	117,956	218,177	230,558
Non-interest expense:
Compensation and employee benefits	115,918	118,093	240,395	242,566
Occupancy and equipment	38,965	36,884	78,565	73,892
Other	61,075	59,416	125,112	112,764
Subtotal	215,958	214,393	444,072	429,222
Operating lease depreciation	12,466	9,842	23,708	19,415
Foreclosed real estate and repossessed assets, net	4,639	3,135	9,188	7,055
Other credit costs, net	24	(54)	125	(42)
Total non-interest expense	233,087	227,316	477,093	455,650
Income before income tax expense	89,291	90,374	158,720	167,458
Income tax expense	25,794	29,706	46,637	56,509
Income after income tax expense	63,497	60,668	112,083	110,949
Income attributable to non-controlling interest	3,065	2,974	5,373	5,209
Net income attributable to TCF Financial Corporation	60,432	57,694	106,710	105,740
Preferred stock dividends	4,847	4,847	9,694	9,694
Net income available to common stockholders	$55,585	$52,847	$97,016	$96,046
Earnings per common share:
Basic	$0.33	$0.32	$0.58	$0.57
Diluted	$0.33	$0.31	$0.58	$0.57

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income attributable to TCF Financial Corporation	$60,432	$57,694	$106,710	$105,740
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale and interest-only strips	12,341	13,568	15,110	25,605
Net unrealized gains (losses) on net investment hedges	(1,149)	(210)	(1,462)	(2,230)
Foreign currency translation adjustment	2,007	339	2,588	3,748
Recognized postretirement prior service cost	(7)	(7)	(14)	(14)
Total other comprehensive income (loss), net of tax	13,192	13,690	16,222	27,109
Comprehensive income	$73,624	$71,384	$122,932	$132,849

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	105,740	—	—	105,740	5,209	110,949
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	27,109	—	27,109	—	27,109
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	450	450
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(25,068)	—	—	(25,068)	—	(25,068)
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Stock compensation plans, net of tax	—	650,068	—	6	3,251	—	—	—	3,257	—	3,257
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,306	—	—	(1,306)	—	—	—
Balance, June 30, 2016	4,006,900	171,048,518	$263,240	$1,710	$862,226	$1,311,325	$11,763	$(52,166)	$2,398,098	$21,660	$2,419,758

Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Net income	—	—	—	—	—	106,710	—	—	106,710	5,373	112,083
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16,222	—	16,222	—	16,222
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	231	231
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(25,243)	—	—	(25,243)	—	(25,243)
Common shares purchased by TCF employee benefit plans	—	752,177	—	8	12,586	—	—	—	12,594	—	12,594
Stock compensation plans, net of tax	—	(254,196)	—	(3)	(1,004)	—	—	—	(1,007)	—	(1,007)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(17,226)	—	—	17,226	—	—	—
Balance, June 30, 2017	4,006,900	171,532,487	$263,240	$1,715	$858,451	$1,453,355	$(17,503)	$(32,193)	$2,527,065	$22,766	$2,549,831
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$112,083	$110,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	31,639	32,092
Depreciation and amortization	94,919	91,851
Provision for deferred income taxes	4,567	15,059
Proceeds from sales of loans and leases held for sale	120,929	579,590
Originations of loans and leases held for sale, net of repayments	(289,094)	(598,127)
Gains on sales of assets, net	(26,112)	(49,438)
Net change in other assets and accrued expenses and other liabilities	(80,440)	110,376
Other, net	(22,909)	(16,317)
Net cash provided by (used in) operating activities	(54,418)	276,035
Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities	66,774	57,712
Purchases of securities	(153,131)	(414,157)
Redemption of Federal Home Loan Bank stock	137,001	70,966
Purchases of Federal Home Loan Bank stock	(145,000)	(62,040)
Proceeds from sales of loans and leases	891,838	1,118,492
Loan and lease originations and purchases, net of principal collected on loans and leases	(754,427)	(875,878)
Acquisition of Equipment Financing & Leasing Corporation, net of cash acquired	(8,120)	—
Proceeds from sales of lease equipment	3,959	7,396
Purchases of lease equipment	(508,624)	(556,489)
Proceeds from sales of real estate owned	28,205	40,514
Purchases of premises and equipment	(21,863)	(13,888)
Other, net	14,528	11,913
Net cash provided by (used in) investing activities	(448,860)	(615,459)
Cash flows from financing activities:
Net change in deposits	272,729	448,111
Net change in short-term borrowings	3,966	(909)
Proceeds from long-term borrowings	5,799,831	2,204,207
Payments on long-term borrowings	(5,609,219)	(2,504,467)
Net investment by (distribution to) non-controlling interest	231	450
Dividends paid on preferred stock	(9,694)	(9,694)
Dividends paid on common stock	(25,243)	(25,068)
Stock compensation tax (expense) benefit	—	(387)
Common shares sold to TCF employee benefit plans	12,594	5,838
Exercise of stock options	(57)	—
Net cash provided by (used in) financing activities	445,138	118,081
Net change in cash and due from banks	(58,140)	(221,343)
Cash and due from banks at beginning of period	609,603	889,337
Cash and due from banks at end of period	$551,463	$667,994
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$38,715	$40,224
Income taxes, net	51,010	(21,732)
Transfer of loans and leases to other assets	47,935	49,096
Transfer of loans and leases from held for investment to held for sale, net	628,438	1,298,685
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

During the second quarter of 2017, the Company adopted Accounting Standards Update ("ASU") No. 2017-08: Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which clarifies the premium amortization period on purchased callable debt securities should be to the earliest call date, rather than the contractual maturity date. The adoption of this ASU was on a modified retrospective basis and required any adjustments as a result of the adoption during an interim period to be reflected as of January 1, 2017. The adoption of this ASU did not impact results of operations, retained earnings or cash flows.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recorded a cumulative effect reduction to the opening balance of retained earnings of $1.3 million and a corresponding increase to additional paid-in capital. This cumulative effect adjustment to retained earnings was related to a policy election to account for forfeitures as they occur, thereby eliminating the need for an estimated forfeiture reserve against future cancellations. The adoption of this ASU on a prospective basis requires that tax benefits related to stock compensation be recorded to income tax expense, instead of to additional paid-in capital. The Company elected the prospective basis regarding the presentation of stock compensation tax (expense) benefit in the Consolidated Statement of Cash Flows as an operating activity, and as a result prior periods were not adjusted.

Note 2.  Cash and Due from Banks

At June 30, 2017 and December 31, 2016, TCF Bank was required by Federal Reserve regulations to maintain reserves of $103.2 million and $103.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the sale and servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $49.0 million and $51.3 million at June 30, 2017 and December 31, 2016, respectively.

TCF had cash held in interest-bearing accounts of $267.8 million and $326.5 million at June 30, 2017 and December 31, 2016, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities were as follows:

	At June 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$838,701	$685	$12,246	$827,140	$827,722	$423	$17,254	$810,891
Other	11	—	—	11	18	—	—	18
Obligations of states and political subdivisions	726,141	8,473	6,814	727,800	628,972	394	16,840	612,526
Total securities available for sale	$1,564,853	$9,158	$19,060	$1,554,951	$1,456,712	$817	$34,094	$1,423,435
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$168,520	$4,610	$344	$172,786	$178,514	$3,072	$440	$181,146
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total securities held to maturity	$171,320	$4,610	$344	$175,586	$181,314	$3,072	$440	$183,946

There were no sales of securities available for sale or impairment charges recognized during the second quarter and first six months of 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, mortgage-backed securities with a carrying value of $8.8 million and $7.5 million, respectively, were pledged as collateral to secure certain deposits and borrowings. Unrealized losses on securities available for sale were due to changes in interest rates. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

TCF recorded no impairment charges on securities held to maturity for the second quarter and first six months of 2017 and for the second quarter of 2016 and $0.1 million for the first six months of 2016.

Gross unrealized losses and fair value of securities available for sale and securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$706,691	$12,246	$—	$—	$706,691	$12,246
Obligations of states and political subdivisions	302,930	6,198	13,008	616	315,938	6,814
Total securities available for sale	$1,009,621	$18,444	$13,008	$616	$1,022,629	$19,060

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$25,450	$323	$489	$21	$25,939	$344
Total securities held to maturity	$25,450	$323	$489	$21	$25,939	$344

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$732,724	$17,254	$—	$—	$732,724	$17,254
Obligations of states and political subdivisions	501,620	16,840	—	—	501,620	16,840
Total securities available for sale	$1,234,344	$34,094	$—	$—	$1,234,344	$34,094

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$27,090	$440	$—	$—	$27,090	$440
Total securities held to maturity	$27,090	$440	$—	$—	$27,090	$440

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At June 30, 2017		At December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$3	$3	$1	$1
Due in 1-5 years	5,591	5,714	18	18
Due in 5-10 years	384,638	390,545	331,430	329,005
Due after 10 years	1,174,621	1,158,689	1,125,263	1,094,411
Total securities available for sale	$1,564,853	$1,554,951	$1,456,712	$1,423,435

Securities held to maturity:
Due in one year or less	$—	$—	$—	$—
Due in 1-5 years	1,400	1,400	1,400	1,400
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	168,520	172,786	178,514	181,146
Total securities held to maturity	$171,320	$175,586	$181,314	$183,946

Interest income attributable to securities available for sale was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Taxable interest income	$4,434	$3,853	$9,088	$7,671
Tax-exempt interest income	3,618	2,543	6,944	4,223
Total interest income	$8,052	$6,396	$16,032	$11,894

Note 4.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At June 30, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$2,070,385	$2,292,596
Junior lien	2,701,592	2,791,756
Total consumer real estate	4,771,977	5,084,352
Commercial:
Commercial real estate:
Permanent	2,381,937	2,356,287
Construction and development	340,363	277,904
Total commercial real estate	2,722,300	2,634,191
Commercial business	766,425	652,287
Total commercial	3,488,725	3,286,478
Leasing and equipment finance	4,333,735	4,336,310
Inventory finance	2,509,485	2,470,175
Auto finance	3,243,144	2,647,741
Other	19,459	18,771
Total loans and leases(1)	$18,366,525	$17,843,827

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $59.5 million and $54.1 million at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the net sales proceeds for consumer real estate and auto finance loans sold, the securitization receivable recorded, the interest-only strips received, the recorded investment in loans sold, including accrued interest, and the net gains. TCF generally retains servicing on loans sold. Included in consumer real estate loans sold in the six months ended June 30, 2017 were $49.4 million of non-accrual loans, which were sold servicing released in the first quarter of 2017. The auto finance securitizations included in the three and six months ended June 30, 2016 qualify for sale accounting and are executed by transferring the recorded investment to trusts. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature. TCF has concluded it is not the primary beneficiary of the trusts and therefore, they are not consolidated. No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Three Months Ended June 30, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$283,027	$48,452	$—	$48,452
Interest-only strips, initial value	569	—	—	—
Recorded investment in loans sold, including accrued interest	(274,706)	(47,993)	—	(47,993)
Net gains(2)	$8,890	$459	$—	$459

	Three Months Ended June 30, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$351,624	$128,714	$400,241	$528,955
Securitization receivable	—	—	18,620	18,620
Interest-only strips, initial value	5,252	854	—	854
Recorded investment in loans sold, including accrued interest	(345,926)	(123,401)	(414,323)	(537,724)
Net gains(2)	$10,950	$6,167	$4,538	$10,705

	Six Months Ended June 30, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$671,717	$302,616	$—	$302,616
Interest-only strips, initial value	1,916	—	—	—
Recorded investment in loans sold, including accrued interest	(655,468)	(298,581)	—	(298,581)
Net gains(2)	$18,165	$4,035	$—	$4,035

	Six Months Ended June 30, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$678,585	$582,461	$400,241	$982,702
Securitization receivable	—	—	18,620	18,620
Interest-only strips, initial value	10,913	5,695	—	5,695
Recorded investment in loans sold, including accrued interest	(668,427)	(569,766)	(414,323)	(984,089)
Net gains(2)	$21,071	$18,390	$4,538	$22,928
(1) Includes transaction fees and other sales related adjustments (2) Excludes subsequent adjustments and valuation adjustments while held for sale

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At June 30, 2017	At December 31, 2016
Interest-only strips attributable to:
Consumer real estate loan sales	$24,501	$27,260
Auto finance loan sales	8,081	12,892
Contractual liabilities attributable to:
Consumer real estate loan sales	$818	$701
Auto finance loan sales	—	168

TCF recorded $296 thousand and $875 thousand of impairment charges on the consumer real estate interest-only strips for the three and six months ended June 30, 2017, respectively, compared with $623 thousand for each of the same periods in 2016. TCF recorded $141 thousand and $165 thousand of impairment charges on the auto finance interest-only strips for the three and six months ended June 30, 2017, respectively, compared with $3 thousand and $8 thousand for the same periods in 2016.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. During the six months ended June 30, 2017 and 2016, losses related to repurchases pursuant to such representations, warranties and covenants were immaterial. The majority of such repurchases were of auto finance loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2017:
Balance, beginning of period	$53,851	$33,697	$21,257	$15,816	$35,108	$437	$160,166
Charge-offs	(2,813)	(2,699)	(2,244)	(887)	(8,204)	(1,479)	(18,326)
Recoveries	1,699	194	746	275	1,667	831	5,412
Net (charge-offs) recoveries	(1,114)	(2,505)	(1,498)	(612)	(6,537)	(648)	(12,914)
Provision for credit losses	253	3,477	2,167	(3,108)	15,847	810	19,446
Other	(582)	—	(4)	33	(525)	—	(1,078)
Balance, end of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620

At or For the Three Months Ended June 30, 2016:
Balance, beginning of period	$66,728	$31,547	$19,454	$13,306	$28,535	$504	$160,074
Charge-offs	(4,431)	(636)	(1,640)	(746)	(5,597)	(1,673)	(14,723)
Recoveries	1,966	31	482	182	861	1,070	4,592
Net (charge-offs) recoveries	(2,465)	(605)	(1,158)	(564)	(4,736)	(603)	(10,131)
Provision for credit losses	2,536	219	1,828	(673)	8,575	765	13,250
Other	(2,034)	—	—	15	(2,602)	—	(4,621)
Balance, end of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(6,265)	(5,431)	(4,290)	(1,106)	(17,017)	(3,119)	(37,228)
Recoveries	12,391	259	1,360	394	2,900	1,921	19,225
Net (charge-offs) recoveries	6,126	(5,172)	(2,930)	(712)	(14,117)	(1,198)	(18,003)
Provision for credit losses	(7,884)	7,146	3,553	(1,143)	28,704	1,263	31,639
Other	(5,282)	—	(51)	52	(3,004)	—	(8,285)
Balance, end of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620

At or For the Six Months Ended June 30, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(10,492)	(664)	(3,612)	(1,387)	(11,927)	(3,308)	(31,390)
Recoveries	3,256	250	1,163	567	1,744	2,373	9,353
Net (charge-offs) recoveries	(7,236)	(414)	(2,449)	(820)	(10,183)	(935)	(22,037)
Provision for credit losses	7,561	1,390	3,555	1,590	17,640	356	32,092
Other	(3,552)	—	—	186	(4,171)	—	(7,537)
Balance, end of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At June 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$31,923	$34,546	$19,194	$11,806	$43,285	$598	$141,352
Individually evaluated for impairment	20,485	123	2,728	323	608	1	24,268
Total	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620
Loans and leases outstanding:
Collectively evaluated for impairment	$4,609,950	$3,451,052	$4,315,718	$2,505,997	$3,233,712	$19,455	$18,135,884
Individually evaluated for impairment	162,027	37,673	18,006	3,488	9,432	4	230,630
Loans acquired with deteriorated credit quality	—	—	11	—	—	—	11
Total	$4,771,977	$3,488,725	$4,333,735	$2,509,485	$3,243,144	$19,459	$18,366,525

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,103	$31,430	$19,093	$13,304	$31,106	$533	$131,569
Individually evaluated for impairment	23,345	1,265	2,257	628	1,204	1	28,700
Total	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Loans and leases outstanding:
Collectively evaluated for impairment	$4,884,653	$3,242,389	$4,320,129	$2,465,041	$2,638,380	$18,765	$17,569,357
Individually evaluated for impairment	199,699	44,089	16,165	5,134	9,360	6	274,453
Loans acquired with deteriorated credit quality	—	—	16	—	1	—	17
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

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

	At June 30, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,989,695	$4,777	$1,377	$1,995,849	$74,536	$2,070,385
Junior lien	2,675,760	1,382	—	2,677,142	24,450	2,701,592
Total consumer real estate	4,665,455	6,159	1,377	4,672,991	98,986	4,771,977
Commercial:
Commercial real estate	2,715,386	—	—	2,715,386	6,914	2,722,300
Commercial business	766,069	2	—	766,071	354	766,425
Total commercial	3,481,455	2	—	3,481,457	7,268	3,488,725
Leasing and equipment finance	4,314,807	5,361	738	4,320,906	12,798	4,333,704
Inventory finance	2,505,844	79	74	2,505,997	3,488	2,509,485
Auto finance	3,230,097	4,517	1,797	3,236,411	6,733	3,243,144
Other	19,400	5	54	19,459	—	19,459
Subtotal	18,217,058	16,123	4,040	18,237,221	129,273	18,366,494
Portfolios acquired with deteriorated credit quality	31	—	—	31	—	31
Total	$18,217,089	$16,123	$4,040	$18,237,252	$129,273	$18,366,525

	At December 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,177,746	$6,581	$2,144	$2,186,471	$106,125	$2,292,596
Junior lien	2,744,006	1,404	—	2,745,410	46,346	2,791,756
Total consumer real estate	4,921,752	7,985	2,144	4,931,881	152,471	5,084,352
Commercial:
Commercial real estate	2,628,627	—	—	2,628,627	5,564	2,634,191
Commercial business	651,932	—	—	651,932	355	652,287
Total commercial	3,280,559	—	—	3,280,559	5,919	3,286,478
Leasing and equipment finance	4,320,795	3,478	1,045	4,325,318	10,880	4,336,198
Inventory finance	2,464,986	16	39	2,465,041	5,134	2,470,175
Auto finance	2,634,600	3,785	2,317	2,640,702	7,038	2,647,740
Other	18,748	14	6	18,768	3	18,771
Subtotal	17,641,440	15,278	5,551	17,662,269	181,445	17,843,714
Portfolios acquired with deteriorated credit quality	113	—	—	113	—	113
Total	$17,641,553	$15,278	$5,551	$17,662,382	$181,445	$17,843,827

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Contractual interest due on non-accrual loans and leases	$3,579	$5,210	$8,077	$10,477
Interest income recognized on non-accrual loans and leases	637	1,083	1,693	2,049
Unrecognized interest income	$2,942	$4,127	$6,384	$8,428

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At June 30, 2017	At December 31, 2016
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$11,078	$13,675
Non-accrual	15,004	21,372
Total consumer real estate loans to customers in bankruptcy	$26,082	$35,047

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

Total TDR loans at June 30, 2017 and December 31, 2016 were $168.1 million and $207.4 million, respectively, of which $114.7 million and $126.0 million, respectively, were accruing. TCF held consumer real estate TDR loans of $137.6 million and $170.6 million at June 30, 2017 and December 31, 2016, respectively, of which $94.4 million and $98.6 million, respectively, were accruing. TCF also held $16.7 million and $22.5 million of commercial TDR loans at June 30, 2017 and December 31, 2016, respectively, of which $12.8 million and $20.3 million, respectively, were accruing. TDR loans for the remaining classes of finance receivables were not material at June 30, 2017 or December 31, 2016.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.6 million and $0.4 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For both the three months ended June 30, 2017 and 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same periods on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.9 million and $0.3 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. For the six months ended June 30, 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.0 million and $0.4 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the six months ended June 30, 2017 and 2016.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during the three and six months ended June 30, 2017 and 2016, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. The increase in commercial loans that defaulted during the six months ended June 30, 2017 was primarily due to the transfer of three commercial loans to non-accrual status during the first quarter of 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$1,104	$2,755	$1,472	$4,482
Junior lien	67	237	180	497
Total consumer real estate	1,171	2,992	1,652	4,979
Commercial:
Commercial real estate	—	—	6,681	—
Commercial business	—	—	3,353	—
Total commercial	—	—	10,034	—
Leasing and equipment finance	164	—	321	—
Auto finance	225	370	546	835
Defaulted TDR loan balances modified during the applicable period	$1,560	$3,362	$12,553	$5,814

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $18.5 million, or 19.6% of the outstanding balance, at June 30, 2017, and $19.3 million, or 19.6% of the outstanding balance, at December 31, 2016. In determining impairment for consumer real estate accruing TDR loans, TCF utilized remaining re-default rates ranging from 9% to 33% in 2017 and 10% to 33% in 2016, depending on modification type and actual experience. At June 30, 2017, 0.5% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 1.5% at December 31, 2016.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at June 30, 2017, $27.0 million, or 62.5%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.1% were current. Of the non-accrual TDR balance at December 31, 2016, $47.4 million, or 65.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 82.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or less than 0.1% of the outstanding balance, at June 30, 2017, and $1.1 million, or 5.6% of the outstanding balance, at December 31, 2016. No accruing commercial TDR loans were 60 days or more delinquent at June 30, 2017 and December 31, 2016.

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

Information on impaired loans was as follows:

	At June 30, 2017			At December 31, 2016
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$100,796	$87,872	$15,425	$122,704	$104,601	$16,835
Junior lien	40,429	36,119	4,720	62,481	51,410	5,829
Total consumer real estate	141,225	123,991	20,145	185,185	156,011	22,664
Commercial:
Commercial real estate	3,393	3,393	120	10,083	10,075	1,262
Commercial business	13	13	3	14	14	3
Total commercial	3,406	3,406	123	10,097	10,089	1,265
Leasing and equipment finance	10,298	10,298	1,206	9,900	9,900	1,044
Inventory finance	2,275	2,281	323	4,357	4,365	628
Auto finance	4,649	4,329	555	5,801	5,419	1,126
Other	4	4	1	6	6	1
Total impaired loans with an allowance recorded	161,857	144,309	22,353	215,346	185,790	26,728
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	16,524	11,886	—	18,539	12,674	—
Junior lien	18,560	1,722	—	26,915	1,882	—
Total consumer real estate	35,084	13,608	—	45,454	14,556	—
Commercial:
Commercial real estate	20,042	16,239	—	21,601	15,780	—
Commercial business	454	454	—	354	354	—
Total commercial	20,496	16,693	—	21,955	16,134	—
Inventory finance	1,203	1,207	—	767	769	—
Auto finance	4,935	2,980	—	3,919	2,408	—
Other	87	—	—	85	—	—
Total impaired loans without an allowance recorded	61,805	34,488	—	72,180	33,867	—
Total impaired loans	$223,662	$178,797	$22,353	$287,526	$219,657	$26,728

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$87,932	$693	$121,766	$983	$96,236	$1,418	$122,379	$1,818
Junior lien	36,182	381	56,863	688	43,764	827	57,193	1,318
Total consumer real estate	124,114	1,074	178,629	1,671	140,000	2,245	179,572	3,136
Commercial:
Commercial real estate	3,393	—	12,041	97	6,734	16	6,695	130
Commercial business	1,051	—	15	—	13	48	15	—
Total commercial	4,444	—	12,056	97	6,747	64	6,710	130
Leasing and equipment finance	10,820	15	9,674	5	10,100	18	9,139	18
Inventory finance	3,468	106	1,326	15	3,323	158	620	31
Auto finance	4,563	45	6,448	21	4,874	91	7,049	39
Other	5	—	9	—	5	—	10	—
Total impaired loans with an allowance recorded	147,414	1,240	208,142	1,809	165,049	2,576	203,100	3,354
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	11,948	206	2,789	56	12,280	524	2,972	108
Junior lien	1,803	69	489	167	1,802	321	499	315
Total consumer real estate	13,751	275	3,278	223	14,082	845	3,471	423
Commercial:
Commercial real estate	18,165	169	16,192	185	16,009	343	23,527	436
Commercial business	479	1	4,162	—	404	1	3,867	—
Total commercial	18,644	170	20,354	185	16,413	344	27,394	436
Inventory finance	857	30	221	23	988	74	278	34
Auto finance	2,876	—	2,086	—	2,694	—	1,661	—
Total impaired loans without an allowance recorded	36,128	475	25,939	431	34,177	1,263	32,804	893
Total impaired loans	$183,542	$1,715	$234,081	$2,240	$199,226	$3,839	$235,904	$4,247

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

	At June 30, 2017			At December 31, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill related to consumer banking segment	$214,286		$214,286	$214,286		$214,286
Goodwill related to wholesale banking segment	12,786		12,786	11,354		11,354
Total	$227,072		$227,072	$225,640		$225,640
Amortizable intangible assets:
Program agreement	$14,700	$4	$14,696	$—	$—	$—
Non-compete agreement	10,590	4,671	5,919	4,590	4,590	—
Customer base intangibles	3,330	2,163	1,167	2,730	2,002	728
Deposit base intangibles	3,049	2,179	870	3,049	2,069	980
Tradename	300	300	—	300	300	—
Total	$31,969	$9,317	$22,652	$10,669	$8,961	$1,708

On June 16, 2017, TCF Bank acquired 100% of the outstanding shares of Equipment Financing & Leasing Corporation ("EFLC"). EFLC provides operating leases and direct financing leases of material handling equipment to primarily Fortune 500 customers. TCF Bank paid $9.0 million in cash upon closing, recorded a liability of $5.9 million to be paid within three years and assumed $64.2 million of EFLC's debt. Assets acquired consisted of $47.2 million of operating lease equipment, $5.9 million of direct financing leases, $21.3 million of amortizable intangible assets, $1.4 million related to goodwill and approximately $3.3 million of cash, other assets and other liabilities, net. All of the goodwill was allocated to the wholesale banking segment. The weighted-average amortization periods of the acquired program agreement, non-compete agreement and customer base intangibles were 15 years, five years and three years, respectively. The amortizable intangible assets are amortized on an expected benefit basis over their estimated useful lives.

Amortization expense for intangible assets was $0.2 million and $0.4 million for the second quarter and first six months of 2017, respectively, compared with $0.4 million and $0.7 million for the same periods in 2016. There was no impairment of goodwill or the intangible assets during the second quarter or first six months of 2017 and 2016. Amortization expense for intangible assets is estimated to be $1.6 million for the remainder of 2017, $2.7 million for 2018, $2.3 million for 2019, $2.0 million for 2020 and $2.0 million for 2021.

Note 7.  Long-term Borrowings

Long-term borrowings were as follows:

		At June 30, 2017				At December 31, 2016
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2018	$—			—%	$375,000	0.72%	-	0.81%
	2019	875,000	1.34%	-	1.36	300,000	0.78	-	0.81
Subtotal		875,000				675,000
Subordinated bank notes	2022	108,759			6.25	108,654			6.25
	2025	148,151			4.60	148,052			4.60
Hedge-related basis adjustment(1)		(602)				(1,349)
Subtotal		256,308				255,357
Discounted lease rentals	2017	30,024	2.45	-	7.85	57,081	2.45	-	7.88
	2018	48,886	2.55	-	7.95	42,132	2.55	-	7.95
	2019	30,983	2.53	-	6.00	24,671	2.53	-	6.00
	2020	16,214	2.64	-	6.90	11,753	2.64	-	6.90
	2021	7,947	2.88	-	5.00	4,423	2.88	-	4.57
	2022	1,386	3.04	-	5.24	—			—
Subtotal		135,440				140,060
Other long-term borrowings	2017	—			—	2,764			1.36
Total long-term borrowings		$1,266,748				$1,073,181

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At June 30, 2017, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At June 30, 2017, $875.0 million of the FHLB advances outstanding were prepayable at TCF's option.

Note 8.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $411.7 million at June 30, 2017, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At June 30,	At December 31,	At June 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2017	2016	2017	2016
Regulatory Capital:
Common equity Tier 1 capital	$2,036,369	$1,970,323	$2,215,610	$2,144,966
Tier 1 capital	2,317,915	2,248,221	2,238,376	2,162,128
Total capital	2,683,319	2,635,925	2,643,143	2,583,512

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.24%	10.24%	11.14%	11.14%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.66	11.68	11.26	11.23	8.00	6.00
Total risk-based capital ratio	13.49	13.69	13.29	13.42	10.00	8.00
Tier 1 leverage ratio	10.76	10.73	10.39	10.32	5.00	4.00

(1)	Excludes capital conservation buffer of 1.25% and 0.625% as of June 30, 2017 and December 31, 2016.

Note 9.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the six months ended June 30, 2017 were as follows:

	Restricted Stock Awards					Stock Options
	Shares	Grant Date Fair Value Range			Weighted- average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2016	3,536,175	$7.73	-	$16.28	$12.81	404,000	1.06	$15.75
Granted	457,371	15.38	-	18.58	16.43	—	—	—
Exercised	—	—	-	—	—	(38,000)	—	15.75
Forfeited/canceled	(457,791)	7.73	-	15.87	10.77	—	—	—
Vested	(872,875)	9.36	-	16.02	13.62	—	—	—
Outstanding at June 30, 2017	2,662,880	7.73	-	18.58	13.52	366,000	0.56	15.75
Exercisable at June 30, 2017	N.A.				N.A.	366,000		15.75
N.A. Not Applicable.

At June 30, 2017, there were 350,000 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited.

Unrecognized stock compensation expense for restricted stock awards was $24.4 million with a weighted-average remaining amortization period of 2.0 years at June 30, 2017.

At June 30, 2017, there were 360,988 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. None of the performance-based restricted stock units have vested. The remaining weighted-average performance period of the restricted stock units was 2.2 years at June 30, 2017.

Compensation expense for restricted stock awards and restricted stock units was $2.3 million and $4.1 million for the three and six months ended June 30, 2017, respectively, and $2.5 million and $4.8 million for the same periods in 2016.

The valuation assumptions for stock options granted in 2008 under the Incentive Stock Program have not changed significantly from December 31, 2016 and no stock options have subsequently been granted under the Incentive Stock Program. TCF also has the ability to grant stock options under the Omnibus Incentive Plan. As of June 30, 2017, no stock options had been granted under the Omnibus Incentive Plan.

Note 10.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") for the three and six months ended June 30, 2017 and 2016 were as follows:

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$285	$320	$570	$640
(Gain) loss on plan assets	(142)	(147)	(284)	(293)
Net periodic benefit plan (income) cost	$143	$173	$286	$347

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$33	$38	$67	$76
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$22	$27	$44	$53

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2017 or 2016. During the three and six months ended June 30, 2017 and 2016, TCF contributed $0.1 million and $0.2 million, respectively, to the Postretirement Plan.

Note 11.  Derivative Instruments

Derivative instruments were as follows:

	At June 30, 2017
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives not designated as hedges:
Interest rate contracts	$356,732	$2,300	$(242)	$2,058
Interest rate lock commitments	34,010	515	—	515
Total derivative assets		$2,815	$(242)	$2,573
Derivative Liabilities:
Derivatives designated as hedges:
Forward foreign exchange contracts	$70,429	$2,806	$(2,806)	$—
Interest rate contracts	150,000	238	—	238
Derivatives not designated as hedges:
Forward foreign exchange contracts	282,487	6,596	(4,317)	2,279
Interest rate contracts	74,365	1,165	(242)	923
Other contracts	13,804	462	(462)	—
Interest rate lock commitments	63	—	—	—
Total derivative liabilities		$11,267	$(7,827)	$3,440

	At December 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$61,760	$1,082	$—	$1,082
Derivatives not designated as hedges:
Forward foreign exchange contracts	250,018	2,995	(1,439)	1,556
Interest rate contracts	149,499	1,925	(633)	1,292
Interest rate lock commitments	27,954	318	—	318
Total derivative assets		$6,320	$(2,072)	$4,248
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,320	$(1,320)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	115,336	469	(445)	24
Interest rate contracts	149,499	1,936	(1,332)	604
Other contracts	13,804	619	(619)	—
Interest rate lock commitments	2,947	21	—	21
Total derivative liabilities		$4,365	$(3,716)	$649

The pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Income Statement Location	2017	2016	2017	2016
Consolidated Statements of Income:
Fair value hedges:
Interest rate contracts	Other non-interest income	$1,449	$3,286	$948	$10,539
Non-derivative hedged items	Other non-interest income	(1,260)	(2,830)	(747)	(9,201)
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	(6,374)	(2,866)	(9,633)	(29,438)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	51	413	218	237
Interest rate contracts	Other non-interest income	(99)	(28)	(108)	(119)
Other contracts	Other non-interest expense	—	(234)	—	(319)
Net gain (loss) recognized		$(6,233)	$(2,259)	$(9,322)	$(28,301)
Consolidated Statements of Comprehensive Income:
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(1,855)	$(338)	$(2,359)	$(3,595)
Net unrealized gain (loss)		$(1,855)	$(338)	$(2,359)	$(3,595)

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

At June 30, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $46.3 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.9 million in additional collateral. There were $0.9 million of forward foreign exchange contracts containing credit risk-related features in a net liability position at June 30, 2017.

At June 30, 2017, TCF had posted $7.7 million, $6.3 million and $1.4 million of cash collateral related to its forward foreign exchange contracts, interest rate contracts and other contracts, respectively.

Note 12.  Fair Value Disclosures

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

Loans Held for Sale Loans held for sale are generally carried at the lower of cost or fair value. Estimated fair values are based on recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality. Certain other loans held for sale are recorded at fair value under the elected fair value option. TCF relies on internal valuation models which utilize quoted investor prices to estimate the fair value of these loans. Loans held for sale are categorized as Level 3.

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

Interest Rate Lock Commitments and Forward Loan Sales Commitments TCF's interest rate lock commitments are derivative instruments that are carried at fair value. The related forward loan sales commitments to sell the resulting loans held for sale are also recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at June 30, 2017 and December 31, 2016 was $28.7 million and $46.8 million, respectively. Repossessed and returned assets at June 30, 2017 and December 31, 2016 was $9.3 million and $10.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $1.7 million and $3.4 million, which was included in foreclosed real estate and repossessed assets, net expense for the three and six months ended June 30, 2017, respectively, compared with $2.1 million and $5.0 million for the same periods in 2016.

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

Assets and Liabilities Held in Trust for Deferred Compensation Plans Assets held in trust for deferred compensation plans include investments in publicly traded securities, excluding TCF common stock reported in treasury and other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based on prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

Other Contracts TCF has a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the swap agreement is based on TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$827,140	$—	$827,140
Other	—	—	11	11
Obligations of states and political subdivisions	—	727,800	—	727,800
Loans held for sale	—	—	5,238	5,238
Interest-only strips	—	—	32,582	32,582
Interest rate contracts(1)	—	2,300	—	2,300
Interest rate lock commitments(1)	—	—	515	515
Forward loan sales commitments	—	—	13	13
Assets held in trust for deferred compensation plans	26,208	—	—	26,208
Total assets	$26,208	$1,557,240	$38,359	$1,621,807
Forward foreign exchange contracts(1)	$—	$9,402	$—	$9,402
Interest rate contracts(1)	—	1,403	—	1,403
Forward loan sales commitments	—	—	80	80
Liabilities held in trust for deferred compensation plans	26,208	—	—	26,208
Other contracts(1)	—	—	462	462
Total liabilities	$26,208	$10,805	$542	$37,555
Non-recurring Fair Value Measurements:
Loans	$—	$—	$79,422	$79,422
Other real estate owned:
Consumer	—	—	17,744	17,744
Commercial	—	—	3,600	3,600
Repossessed and returned assets	—	4,136	2,229	6,365
Total non-recurring fair value measurements	$—	$4,136	$102,995	$107,131

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the six months ended June 30, 2017 and 2016.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Three Months Ended June 30, 2017:
Asset (liability) balance, beginning of period	$14	$3,362	$35,783	$464	$(92)	$(541)
Total net gains (losses) included in:
Net income	—	34	1,100	51	25	—
Other comprehensive income (loss)	—	—	927	—	—	—
Sales	—	(45,160)	—	—	—	—
Originations	—	47,005	569	—	—	—
Principal paydowns / settlements	(3)	(3)	(5,797)	—	—	79
Asset (liability) balance, end of period	$11	$5,238	$32,582	$515	$(67)	$(462)
At or For the Three Months Ended June 30, 2016:
Asset (liability) balance, beginning of period	$28	$5,567	$48,727	$540	$31	$(311)
Total net gains (losses) included in:
Net income	—	60	1,051	413	(348)	(233)
Sales	—	(82,509)	—	—	—	—
Originations	—	84,447	6,106	—	—	—
Principal paydowns / settlements	(3)	—	(7,473)	—	—	78
Asset (liability) balance, end of period	$25	$7,565	$48,411	$953	$(317)	$(466)

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Six Months Ended June 30, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	138	2,213	218	(428)	—
Other comprehensive income (loss)	—	—	599	—	—	—
Sales	—	(91,874)	—	—	—	—
Originations	—	90,484	1,916	—	—	—
Principal paydowns / settlements	(7)	(8)	(12,298)	—	—	157
Asset (liability) balance, end of period	$11	$5,238	$32,582	$515	$(67)	$(462)
At or For the Six Months Ended June 30, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$44,332	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	198	2,516	237	(582)	(318)
Sales	—	(161,740)	—	—	—	—
Originations	—	158,539	16,608	—	—	—
Principal paydowns / settlements	(9)	—	(15,045)	—	—	157
Asset (liability) balance, end of period	$25	$7,565	$48,411	$953	$(317)	$(466)

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

(In thousands)	At June 30, 2017	At December 31, 2016
Fair value carrying amount	$5,238	$6,498
Aggregate unpaid principal amount	5,109	6,563
Fair value carrying amount less aggregate unpaid principal	$129	$(65)

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at June 30, 2017 or December 31, 2016. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.0 million and $2.2 million for the three and six months ended June 30, 2017, respectively, compared with $1.9 million and $3.8 million for the same periods in 2016, and are included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2017 and December 31, 2016, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis, were as follows. This information represents only a portion of TCF's balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	Carrying Amount	Estimated Fair Value at June 30, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$82,737	$—	$82,737	$—	$82,737
Securities held to maturity	171,320	—	172,786	2,800	175,586
Loans held for sale	171,869	—	—	177,686	177,686
Loans:
Consumer real estate	4,771,977	—	—	4,867,143	4,867,143
Commercial real estate	2,722,300	—	—	2,674,158	2,674,158
Commercial business	766,425	—	—	735,078	735,078
Equipment finance	2,023,086	—	—	1,997,941	1,997,941
Inventory finance	2,509,485	—	—	2,494,293	2,494,293
Auto finance	3,243,144	—	—	3,252,167	3,252,167
Other	19,459	—	—	18,620	18,620
Allowance for loan losses(1)	(165,620)	—	—	—	—
Securitization receivable(2)	19,022	—	—	19,022	19,022
Total financial instrument assets	$16,335,204	$—	$255,523	$16,238,908	$16,494,431
Financial instrument liabilities:
Deposits	$17,518,804	$13,099,684	$4,441,605	$—	$17,541,289
Long-term borrowings	1,266,748	—	1,273,234	—	1,273,234
Total financial instrument liabilities	$18,785,552	$13,099,684	$5,714,839	$—	$18,814,523
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$20,591	$—	$20,591	$—	$20,591
Standby letters of credit	(42)	—	(42)	—	(42)
Total financial instruments with off-balance sheet risk	$20,549	$—	$20,549	$—	$20,549

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$74,714	$—	$74,714	$—	$74,714
Securities held to maturity	181,314	—	181,146	2,800	183,946
Loans held for sale	268,832	—	—	282,786	282,786
Loans:
Consumer real estate	5,084,352	—	—	5,165,062	5,165,062
Commercial real estate	2,634,191	—	—	2,583,775	2,583,775
Commercial business	652,287	—	—	631,215	631,215
Equipment finance	2,016,732	—	—	1,983,237	1,983,237
Inventory finance	2,470,175	—	—	2,453,184	2,453,184
Auto finance	2,647,741	—	—	2,656,266	2,656,266
Other	18,771	—	—	17,780	17,780
Allowance for loan losses(1)	(160,269)	—	—	—	—
Securitization receivable(2)	18,835	—	—	18,835	18,835
Total financial instrument assets	$15,907,675	$—	$255,860	$15,794,940	$16,050,800
Financial instrument liabilities:
Deposits	$17,242,522	$13,150,099	$4,112,685	$—	$17,262,784
Long-term borrowings	1,073,181	—	1,073,875	2,764	1,076,639
Total financial instrument liabilities	$18,315,703	$13,150,099	$5,186,560	$2,764	$18,339,423
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,681	$—	$21,681	$—	$21,681
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$21,652	$—	$21,652	$—	$21,652

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 13.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Basic Earnings Per Common Share:
Net income available to common stockholders	$55,585	$52,847	$97,016	$96,046
Less: Earnings allocated to participating securities	9	14	17	25
Earnings allocated to common stock	$55,576	$52,833	$96,999	$96,021
Weighted-average common shares outstanding for basic earnings per common share	168,593,739	167,334,476	168,250,086	167,110,884
Basic earnings per common share	$0.33	$0.32	$0.58	$0.57

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$55,576	$52,833	$96,999	$96,021
Weighted-average common shares outstanding used in basic earnings per common share calculation	168,593,739	167,334,476	168,250,086	167,110,884
Net dilutive effect of:
Non-participating restricted stock	255,681	427,782	339,975	459,716
Stock options	7,798	86,929	25,376	67,780
Weighted-average common shares outstanding for diluted earnings per common share	168,857,218	167,849,187	168,615,437	167,638,380
Diluted earnings per common share	$0.33	$0.31	$0.58	$0.57

For the three and six months ended June 30, 2017, there were 4.1 million and 4.0 million, respectively, of outstanding shares related to warrants and non-participating restricted stock that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2016, there were 5.1 million and 5.2 million, respectively, of outstanding shares related to non-participating restricted stock, stock options and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 14. Other Non-interest Expense

Other non-interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Professional fees	$7,575	$4,242	$14,768	$7,844
Advertising and marketing	7,212	5,678	13,618	11,565
Loan and lease processing	5,773	6,531	11,954	12,491
Outside processing	4,754	3,568	9,235	7,213
Card processing and issuance costs	4,706	3,962	8,815	7,682
Severance	1,285	261	7,918	1,028
FDIC insurance	3,824	3,751	7,783	7,864
Other	25,946	31,423	51,021	57,077
Total other non-interest expense	$61,075	$59,416	$125,112	$112,764

Note 15. Business Segments

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

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Three Months Ended June 30, 2017:
Net interest income	$143,104	$88,166	$(4,109)	$227,161
Provision for credit losses	16,731	2,715	—	19,446
Non-interest income	71,458	42,939	266	114,663
Non-interest expense	161,098	66,941	5,048	233,087
Income tax expense (benefit)	13,253	20,539	(7,998)	25,794
Income (loss) after income tax expense (benefit)	23,480	40,910	(893)	63,497
Income attributable to non-controlling interest	—	3,065	—	3,065
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$23,480	$37,845	$(5,740)	$55,585
Total assets	$8,812,046	$10,756,905	$2,485,700	$22,054,651
Revenues from external customers:
Interest income	$111,214	$127,227	$10,076	$248,517
Non-interest income	71,458	42,939	266	114,663
Total	$182,672	$170,166	$10,342	$363,180
At or For the Three Months Ended June 30, 2016:
Net interest income	$140,656	$86,527	$(14,199)	$212,984
Provision for credit losses	11,883	1,367	—	13,250
Non-interest income	83,696	33,788	472	117,956
Non-interest expense	165,444	60,730	1,142	227,316
Income tax expense (benefit)	16,626	19,105	(6,025)	29,706
Income (loss) after income tax expense (benefit)	30,399	39,113	(8,844)	60,668
Income attributable to non-controlling interest	—	2,974	—	2,974
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$30,399	$36,139	$(13,691)	$52,847
Total assets	$8,919,354	$9,787,325	$2,362,831	$21,069,510
Revenues from external customers:
Interest income	$112,119	$113,733	$8,152	$234,004
Non-interest income	83,696	33,788	472	117,956
Total	$195,815	$147,521	$8,624	$351,960

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Six Months Ended June 30, 2017:
Net interest income	$283,421	$175,808	$(9,954)	$449,275
Provision for credit losses	22,082	9,557	—	31,639
Non-interest income	144,220	73,658	299	218,177
Non-interest expense	330,387	132,503	14,203	477,093
Income tax expense (benefit)	26,763	35,607	(15,733)	46,637
Income (loss) after income tax expense (benefit)	48,409	71,799	(8,125)	112,083
Income attributable to non-controlling interest	—	5,373	—	5,373
Preferred stock dividends	—	—	9,694	9,694
Net income (loss) available to common stockholders	$48,409	$66,426	$(17,819)	$97,016
Total assets	$8,812,046	$10,756,905	$2,485,700	$22,054,651
Revenues from external customers:
Interest income	$221,047	$249,592	$20,185	$490,824
Non-interest income	144,220	73,658	299	218,177
Total	$365,267	$323,250	$20,484	$709,001
At or For the Six Months Ended June 30, 2016:
Net interest income	$279,999	$172,196	$(27,553)	$424,642
Provision for credit losses	25,558	6,534	—	32,092
Non-interest income	164,757	64,401	1,400	230,558
Non-interest expense	325,964	122,835	6,851	455,650
Income tax expense (benefit)	33,457	35,511	(12,459)	56,509
Income (loss) after income tax expense (benefit)	59,777	71,717	(20,545)	110,949
Income attributable to non-controlling interest	—	5,209	—	5,209
Preferred stock dividends	—	—	9,694	9,694
Net income (loss) available to common stockholders	$59,777	$66,508	$(30,239)	$96,046
Total assets	$8,919,354	$9,787,325	$2,362,831	$21,069,510
Revenues from external customers:
Interest income	$225,069	$225,627	$15,650	$466,346
Non-interest income	164,757	64,401	1,400	230,558
Total	$389,826	$290,028	$17,050	$696,904

Note 16.  Litigation Contingencies

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

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota, captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB’s allegations. TCF has not accrued any amounts with respect to this matter because (i) TCF does not believe a loss is probable, (ii) believes the Company has meritorious defenses to the claims made and (iii) the damages sought are unspecified and uncertain. Therefore, TCF is currently unable to reasonably estimate a range of potential loss, if any, relating to this matter. There is no assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Note 17.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

	Three Months Ended June 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$19,426	$(7,385)	$12,041	$21,128	$(8,024)	$13,104
Reclassification of net (gains) losses to net income	485	(185)	300	749	(285)	464
Net unrealized gains (losses)	19,911	(7,570)	12,341	21,877	(8,309)	13,568
Net unrealized gains (losses) on net investment hedges	(1,855)	706	(1,149)	(338)	128	(210)
Foreign currency translation adjustment(1)	2,007	—	2,007	339	—	339
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(11)	4	(7)	(11)	4	(7)
Total other comprehensive income (loss)	$20,052	$(6,860)	$13,192	$21,867	$(8,177)	$13,690

	Six Months Ended June 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$23,588	$(8,967)	$14,621	$40,263	$(15,292)	$24,971
Reclassification of net (gains) losses to net income	790	(301)	489	1,023	(389)	634
Net unrealized gains (losses)	24,378	(9,268)	15,110	41,286	(15,681)	25,605
Net unrealized gains (losses) on net investment hedges	(2,359)	897	(1,462)	(3,595)	1,365	(2,230)
Foreign currency translation adjustment(1)	2,588	—	2,588	3,748	—	3,748
Recognized postretirement prior service cost:
Reclassification of net (gains) losses to net income	(23)	9	(14)	(23)	9	(14)
Total other comprehensive income (loss)	$24,584	$(8,362)	$16,222	$41,416	$(14,307)	$27,109

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in interest income for those securities that were previously transferred to held to maturity and in other non-interest expense for interest-only strips. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At June 30, 2017 and December 31, 2016, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $12.6 million and $13.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. See Note 10, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended June 30, 2017:
Balance, beginning of period	$(25,832)	$6,180	$(11,183)	$140	$(30,695)
Other comprehensive income (loss)	12,041	(1,149)	2,007	—	12,899
Amounts reclassified from accumulated other comprehensive income (loss)	300	—	—	(7)	293
Net other comprehensive income (loss)	12,341	(1,149)	2,007	(7)	13,192
Balance, end of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)
At or For the Three Months Ended June 30, 2016:
Balance, beginning of period	$2,330	$5,229	$(9,655)	$169	$(1,927)
Other comprehensive income (loss)	13,104	(210)	339	—	13,233
Amounts reclassified from accumulated other comprehensive income (loss)	464	—	—	(7)	457
Net other comprehensive income (loss)	13,568	(210)	339	(7)	13,690
Balance, end of period	$15,898	$5,019	$(9,316)	$162	$11,763

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Six Months Ended June 30, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	14,621	(1,462)	2,588	—	15,747
Amounts reclassified from accumulated other comprehensive income (loss)	489	—	—	(14)	475
Net other comprehensive income (loss)	15,110	(1,462)	2,588	(14)	16,222
Balance, end of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)
At or For the Six Months Ended June 30, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	24,971	(2,230)	3,748	—	26,489
Amounts reclassified from accumulated other comprehensive income (loss)	634	—	—	(14)	620
Net other comprehensive income (loss)	25,605	(2,230)	3,748	(14)	27,109
Balance, end of period	$15,898	$5,019	$(9,316)	$162	$11,763

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At June 30, 2017, TCF had 321 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets).

TCF's common stock trades on the New York Stock Exchange under the symbol "TCF".

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

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 66.5% and 67.3% of TCF's total revenue for the second quarter and first six months of 2017, respectively, compared with 64.4% and 64.8% for the same periods in 2016. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily in consumer real estate, which result in gains on sales as well as increased servicing fee income through the growth of the portfolio of loans sold with servicing retained by TCF. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. TCF implemented changes to its auto finance business strategy in 2017 transitioning from a reliance on gains on sales of loans to an originate-to-hold model. Over time, this shift may decrease liquidity, capital and operational risk and increase credit risk and will impact net interest income, provision for credit losses, gains on sales of auto loans and servicing fee income, as auto finance loans with a higher risk-adjusted yield are retained on the balance sheet. In addition, growth in the leasing and equipment finance lending business results in increased non-interest income from sales-type and operating leases.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the second quarter and first six months of 2017 and 2016, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 33 cents and 58 cents for the second quarter and first six months of 2017, respectively, compared with 31 cents and 57 cents for the same periods in 2016. TCF reported net income of $60.4 million and $106.7 million for the second quarter and first six months of 2017, respectively, compared with $57.7 million and $105.7 million for the same periods in 2016. Net income increased $2.7 million, or 4.7%, and $1.0 million, or 0.9%, from the second quarter and first six months of 2016, respectively.

Return on average assets on a fully tax-equivalent basis was 1.17% and 1.03% for the second quarter and first six months of 2017, respectively, compared with 1.14% and 1.05% for the same periods in 2016. Total average assets were $21.7 billion for both the second quarter and first six months of 2017, increases of $0.5 billion, or 2.6%, and $0.6 billion, or 3.1%, from the second quarter and first six months of 2016, respectively. Return on average common equity was 9.96% and 8.82% for the second quarter and first six months of 2017, respectively, compared with 10.09% and 9.28% for the same periods in 2016. Total average common equity was $2.2 billion for both the second quarter and first six months of 2017, increases of $0.1 billion, or 6.5%, and $0.1 billion, or 6.3%, from the second quarter and first six months of 2016, respectively.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 66.5% and 67.3% of TCF's total revenue for the second quarter and first six months of 2017, respectively, compared with 64.4% and 64.8% for the same periods in 2016. Net interest income was $227.2 million and $449.3 million for the second quarter and first six months of 2017, respectively, compared with $213.0 million and $424.6 million for the same periods in 2016. Net interest income increased $14.2 million, or 6.7%, and $24.6 million, or 5.8%, from the second quarter and first six months of 2016, respectively. The average yield on interest-earning assets on a fully tax-equivalent basis was 4.94% and 4.90% for the second quarter and first six months of 2017, respectively, compared with 4.77% and 4.78% for the same periods in 2016. Average interest-earning assets increased $512.4 million, or 2.6%, and $651.9 million, or 3.3%, from the second quarter and first six months of 2016, respectively.

The increase in net interest income from the second quarter of 2016 was primarily due to an increase in interest income on loans and leases, partially offset by a decrease in interest income on loans held for sale and other. Total interest income increased $14.5 million, or 6.2%, from the second quarter of 2016 primarily due to increased average yields on the variable-rate inventory finance loans, variable- and adjustable-rate consumer real estate and commercial loans and fixed-rate auto finance loans. In addition, the increase was due to higher average balances in the commercial, leasing and equipment finance and inventory finance portfolios, partially offset by a lower average balance in the consumer real estate portfolio.

The increase in net interest income from the first six months of 2016 was primarily due to an increase in interest income on loans and leases and securities available for sale, partially offset by a decrease in interest income on loans held for sale and other. Total interest income increased $24.5 million, or 5.2%, from the first six months of 2016 primarily due to higher average balances in the inventory finance and leasing and equipment finance portfolios, securities available for sale and the commercial portfolio, partially offset by a lower average balance in the consumer real estate portfolio. In addition, the increase was due to increased average yields on the variable- and adjustable rate consumer real estate loans, variable-rate inventory finance loans, variable- and adjustable-rate commercial loans and fixed-rate auto finance loans.

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

Net interest margin was 4.52% and 4.49% for the second quarter and first six months of 2017, respectively, compared with 4.35% and 4.36% for the same periods in 2016. Net interest margin increased 17 basis points and 13 basis points from the second quarter and first six months of 2016, respectively. The increase in net interest margin from the second quarter of 2016 was primarily due to higher average yields on the variable- and adjustable-rate loans due to interest rate increases. The increase from the first six months of 2016 was primarily due to higher average balances in the inventory finance and leasing and equipment finance portfolios, securities available for sale and the commercial portfolio and higher average yields on the variable- and adjustable-rate loans due to interest rate increases.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$259,548	$2,716	4.20%	$322,477	$2,396	2.99%
Securities held to maturity	172,322	1,035	2.40	194,693	1,116	2.29
Securities available for sale:(3)
Taxable	821,744	4,434	2.16	697,902	3,853	2.21
Tax-exempt(4)	689,667	5,566	3.23	481,246	3,912	3.25
Loans and leases held for sale	165,859	2,622	6.34	497,797	9,968	8.05
Loans and leases:(5)
Consumer real estate:
Fixed-rate	1,963,822	27,679	5.65	2,327,409	33,143	5.73
Variable- and adjustable-rate	2,782,296	39,982	5.76	2,931,318	38,773	5.32
Total consumer real estate	4,746,118	67,661	5.72	5,258,727	71,916	5.50
Commercial:
Fixed-rate	966,884	11,126	4.62	982,914	12,129	4.96
Variable- and adjustable-rate	2,450,168	27,198	4.45	2,127,032	21,143	4.00
Total commercial	3,417,052	38,324	4.50	3,109,946	33,272	4.30
Leasing and equipment finance	4,277,376	47,936	4.48	4,032,112	44,824	4.45
Inventory finance	2,723,340	42,260	6.22	2,564,648	36,598	5.74
Auto finance	3,149,974	39,309	5.01	2,751,679	28,660	4.19
Other	10,235	137	5.37	9,585	135	5.77
Total loans and leases	18,324,095	235,627	5.15	17,726,697	215,405	4.88
Total interest-earning assets	20,433,235	252,000	4.94	19,920,812	236,650	4.77
Other assets(6)	1,315,495			1,286,506
Total assets	$21,748,730			$21,207,318
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,967,542			$1,817,734
Small business	897,391			861,394
Commercial and custodial	608,706			582,041
Total non-interest bearing deposits	3,473,639			3,261,169
Interest-bearing deposits:
Checking	2,554,563	83	0.01	2,478,673	92	0.02
Savings	4,806,371	538	0.04	4,677,681	336	0.03
Money market	2,221,807	2,481	0.45	2,557,897	4,033	0.63
Certificates of deposit	4,266,488	11,334	1.07	4,308,367	11,432	1.07
Total interest-bearing deposits	13,849,229	14,436	0.42	14,022,618	15,893	0.46
Total deposits	17,322,868	14,436	0.33	17,283,787	15,893	0.37
Borrowings:
Short-term borrowings	6,230	13	0.79	9,100	16	0.71
Long-term borrowings	1,225,022	6,907	2.26	840,739	5,111	2.43
Total borrowings	1,231,252	6,920	2.25	849,839	5,127	2.42
Total interest-bearing liabilities	15,080,481	21,356	0.57	14,872,457	21,020	0.57
Total deposits and borrowings	18,554,120	21,356	0.46	18,133,626	21,020	0.47
Other liabilities	673,740			690,363
Total liabilities	19,227,860			18,823,989
Total TCF Financial Corp. stockholders' equity	2,494,682			2,357,509
Non-controlling interest in subsidiaries	26,188			25,820
Total equity	2,520,870			2,383,329
Total liabilities and equity	$21,748,730			$21,207,318
Net interest income and margin		$230,644	4.52		$215,630	4.35

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $200.7 million and $131.9 million for the second quarters of 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$272,959	$5,463	4.03%	$335,778	$4,612	2.76%
Securities held to maturity	175,115	2,315	2.64	196,998	2,435	2.47
Securities available for sale:(3)
Taxable	818,821	9,088	2.22	669,349	7,671	2.29
Tax-exempt(4)	665,382	10,683	3.21	400,337	6,496	3.25
Loans and leases held for sale	314,256	13,374	8.58	432,741	18,472	8.58
Loans and leases:(5)
Consumer real estate:
Fixed-rate	2,023,317	56,966	5.67	2,379,091	68,345	5.78
Variable- and adjustable-rate	2,863,461	80,221	5.65	2,979,660	78,829	5.32
Total consumer real estate	4,886,778	137,187	5.66	5,358,751	147,174	5.52
Commercial:
Fixed-rate	983,508	22,839	4.68	997,892	24,558	4.95
Variable- and adjustable-rate	2,376,779	51,589	4.38	2,136,131	42,480	4.00
Total commercial	3,360,287	74,428	4.47	3,134,023	67,038	4.30
Leasing and equipment finance	4,281,636	95,912	4.48	4,012,395	89,478	4.46
Inventory finance	2,710,137	81,711	6.08	2,499,091	70,968	5.71
Auto finance	2,933,620	67,080	4.61	2,727,779	56,497	4.17
Other	9,989	268	5.40	9,802	277	5.70
Total loans and leases	18,182,447	456,586	5.05	17,741,841	431,432	4.88
Total interest-earning assets	20,428,980	497,509	4.90	19,777,044	471,118	4.78
Other assets(6)	1,289,730			1,291,993
Total assets	$21,718,710			$21,069,037
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,924,161			$1,784,722
Small business	896,125			857,519
Commercial and custodial	617,345			571,513
Total non-interest bearing deposits	3,437,631			3,213,754
Interest-bearing deposits:
Checking	2,542,489	166	0.01	2,459,618	173	0.01
Savings	4,781,566	1,039	0.04	4,688,923	682	0.03
Money market	2,303,129	5,419	0.47	2,515,324	7,840	0.63
Certificates of deposit	4,150,460	21,527	1.05	4,206,659	22,189	1.06
Total interest-bearing deposits	13,777,644	28,151	0.41	13,870,524	30,884	0.45
Total deposits	17,215,275	28,151	0.33	17,084,278	30,884	0.36
Borrowings:
Short-term borrowings	5,434	20	0.73	7,331	23	0.64
Long-term borrowings	1,341,391	13,378	2.00	951,626	10,797	2.27
Total borrowings	1,346,825	13,398	2.00	958,957	10,820	2.26
Total interest-bearing liabilities	15,124,469	41,549	0.55	14,829,481	41,704	0.56
Total deposits and borrowings	18,562,100	41,549	0.45	18,043,235	41,704	0.46
Other liabilities	669,544			670,635
Total liabilities	19,231,644			18,713,870
Total TCF Financial Corp. stockholders' equity	2,463,393			2,332,645
Non-controlling interest in subsidiaries	23,673			22,522
Total equity	2,487,066			2,355,167
Total liabilities and equity	$21,718,710			$21,069,037
Net interest income and margin		$455,960	4.49		$429,414	4.36

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $190.5 million and $132.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

The composition of TCF's provision for credit losses for the second quarter and first six months of 2017 and 2016 was as follows:

	Three Months Ended June 30,				Change
(Dollars in thousands)	2017		2016		$	%
Consumer real estate	$253	1.3%	$2,536	19.1%	$(2,283)	(90.0)%
Commercial	3,477	17.9	219	1.7	3,258	N.M.
Leasing and equipment finance	2,167	11.1	1,828	13.8	339	18.5
Inventory finance	(3,108)	(16.0)	(673)	(5.1)	(2,435)	N.M.
Auto finance	15,847	81.5	8,575	64.7	7,272	84.8
Other	810	4.2	765	5.8	45	5.9
Total	$19,446	100.0%	$13,250	100.0%	$6,196	46.8

	Six Months Ended June 30,				Change
(Dollars in thousands)	2017		2016		$	%
Consumer real estate	$(7,884)	(24.9)%	$7,561	23.5%	$(15,445)	N.M.
Commercial	7,146	22.6	1,390	4.3	5,756	N.M.
Leasing and equipment finance	3,553	11.2	3,555	11.1	(2)	(0.1)%
Inventory finance	(1,143)	(3.6)	1,590	5.0	(2,733)	N.M.
Auto finance	28,704	90.7	17,640	55.0	11,064	62.7
Other	1,263	4.0	356	1.1	907	N.M.
Total	$31,639	100.0%	$32,092	100.0%	$(453)	(1.4)
N.M. Not Meaningful.

TCF's provision for credit losses was $19.4 million and $31.6 million for the second quarter and first six months of 2017, respectively, compared with $13.3 million and $32.1 million for the same periods in 2016. The provision for credit losses increased $6.2 million, or 46.8%, from the second quarter of 2016 and decreased $0.5 million, or 1.4%, from the first six months of 2016. The increase in the provision for credit losses from the second quarter of 2016 was primarily due to increases in the provision for credit losses attributable to the auto finance and commercial portfolios, partially offset by decreases in the provision for credit losses attributable to the inventory finance and consumer real estate portfolios. The decrease in the provision for credit losses from the first six months of 2016 was primarily due to decreases in the provision for credit losses attributable to the consumer real estate and inventory finance portfolios, partially offset by increases in the provision for credit losses attributable to the auto finance and commercial portfolios. The increases in the provision for credit losses attributable to the auto finance portfolio for both periods were primarily due to growth in the portfolio, increased net charge-offs and increased reserve requirements due to the reclassification of loans from held for sale to held for investment. The increases in the provision for credit losses attributable to the commercial portfolio for both periods were primarily due to increased net charge-offs and growth in the portfolio. The decrease in the provision for credit losses attributable to the consumer real estate portfolio from the second quarter of 2016 was primarily due to a decrease in the consumer real estate portfolio and decreased net charge-offs in the consumer real estate first mortgage lien portfolio. The decrease in the provision for credit losses attributable to the consumer real estate portfolio from the first six months of 2016 was primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold during the first quarter of 2017 and a decrease in the consumer real estate portfolio. The decreases in the provision for credit losses attributable to the inventory finance portfolio for both periods was primarily due to improving credit quality.

Net loan and lease charge-offs for the second quarter and first six months of 2017 were $12.9 million, or 0.28% (annualized), and $18.0 million, or 0.20% (annualized), of average loans and leases, respectively, compared with $10.1 million, or 0.23% (annualized), and $22.0 million, or 0.25% (annualized), for the same periods in 2016. Net loan and lease charge-offs increased $2.8 million from the second quarter of 2016 and decreased $4.0 million from the first six months of 2016. The increase in net loan and lease charge-offs from the second quarter of 2016 was primarily due to increased net charge-offs in the commercial and auto finance portfolios, partially offset by decreased net charge-offs in the consumer real estate first mortgage lien portfolio. The decrease from the first six months of 2016 was primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold during the first quarter of 2017, partially offset by increased net charge-offs in the commercial and auto finance portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 33.5% and 32.7% of total revenue for the second quarter and first six months of 2017, respectively, compared with 35.6% and 35.2% for the same periods in 2016, and is an important factor in TCF's results of operations. Non-interest income was $114.7 million and $218.2 million for the second quarter and first six months of 2017, respectively, compared with $118.0 million and $230.6 million for the same periods in 2016. Non-interest income decreased $3.3 million, or 2.8%, and $12.4 million, or 5.4%, from the second quarter and first six months of 2016, respectively, primarily due to decreases in gains on sales of auto loans, net, fees and service charges and gains on sales of consumer real estate loans, net, partially offset by increases in leasing and equipment finance non-interest income and servicing fee income.

The components of non-interest income were as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Fees and service charges	$32,733	$34,622	$(1,889)	(5.5)%
Card revenue	14,154	14,083	71	0.5
ATM revenue	5,061	5,288	(227)	(4.3)
Subtotal	51,948	53,993	(2,045)	(3.8)
Gains on sales of auto loans, net	380	10,143	(9,763)	(96.3)
Gains on sales of consumer real estate loans, net	8,980	10,839	(1,859)	(17.2)
Servicing fee income	10,730	9,502	1,228	12.9
Subtotal	20,090	30,484	(10,394)	(34.1)
Leasing and equipment finance	39,830	31,074	8,756	28.2
Other	2,795	2,405	390	16.2
Fees and other revenue	114,663	117,956	(3,293)	(2.8)
Gains (losses) on securities, net	—	—	—	—
Total non-interest income	$114,663	$117,956	$(3,293)	(2.8)
Total non-interest income as a percentage of total revenue	33.5%	35.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Fees and service charges	$64,015	$67,439	$(3,424)	(5.1)%
Card revenue	27,304	27,446	(142)	(0.5)
ATM revenue	9,736	10,309	(573)	(5.6)
Subtotal	101,055	105,194	(4,139)	(3.9)
Gains on sales of auto loans, net	3,244	22,063	(18,819)	(85.3)
Gains on sales of consumer real estate loans, net	17,871	20,223	(2,352)	(11.6)
Servicing fee income	22,381	18,385	3,996	21.7
Subtotal	43,496	60,671	(17,175)	(28.3)
Leasing and equipment finance	68,128	59,561	8,567	14.4
Other	5,498	5,248	250	4.8
Fees and other revenue	218,177	230,674	(12,497)	(5.4)
Gains (losses) on securities, net	—	(116)	116	(100.0)
Total non-interest income	$218,177	$230,558	$(12,381)	(5.4)
Total non-interest income as a percentage of total revenue	32.7%	35.2%

Fees and Service Charges  Fees and service charges totaled $32.7 million and $64.0 million for the second quarter and first six months of 2017, respectively, compared with $34.6 million and $67.4 million for the same periods in 2016. Fees and service charges decreased $1.9 million, or 5.5%, and $3.4 million, or 5.1%, from the second quarter and first six months of 2016, respectively, primarily due to lower overdraft fees due to ongoing consumer behavior changes as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $0.4 million and $3.2 million for the second quarter and first six months of 2017, respectively, compared with $10.1 million and $22.1 million for the same periods in 2016. Gains on sales of auto loans, net decreased $9.8 million, or 96.3%, and $18.8 million, or 85.3%, from the second quarter and first six months of 2016, respectively, primarily due to decreased volume of loans sold as a result of the strategic shift in auto finance. TCF sold $48.0 million and $298.6 million of auto loans during the second quarter and first six months of 2017, respectively, compared with $533.4 million and $977.7 million for the same periods in 2016.

Gains on Sales of Consumer Real Estate Loans, Net  Net gains on sales of consumer real estate loans totaled $9.0 million and $17.9 million for the second quarter and first six months of 2017, respectively, compared with $10.8 million and $20.2 million for the same periods in 2016. Gains on sales of consumer real estate loans, net decreased $1.9 million, or 17.2%, and $2.4 million, or 11.6%, from the second quarter and first six months of 2016, respectively, primarily due to decreased volume of loans sold. TCF sold $273.4 million and $652.8 million of consumer real estate loans during the second quarter and first six months of 2017, respectively, compared with $344.6 million and $666.0 million for the same periods in 2016.

Servicing Fee Income  Servicing fee income totaled $10.7 million and $22.4 million for the second quarter and first six months of 2017, respectively, compared with $9.5 million and $18.4 million for the same periods in 2016. Servicing fee income increased $1.2 million, or 12.9%, and $4.0 million, or 21.7%, from the second quarter and first six months of 2016, respectively, primarily due to the cumulative effect of the increases in the portfolios of consumer real estate and auto finance loans sold with servicing retained by TCF. Average loans and leases serviced for others were $5.3 billion and $5.4 billion for the second quarter and first six months of 2017, respectively, compared with $4.7 billion and $4.5 billion for the same periods in 2016.

Leasing and Equipment Finance Leasing and equipment finance non-interest income totaled $39.8 million and $68.1 million for the second quarter and first six months of 2017, respectively, compared with $31.1 million and $59.6 million for the same periods in 2016. Leasing and equipment finance non-interest income increased $8.8 million, or 28.2%, and $8.6 million, or 14.4%, from the second quarter and first six months of 2016, respectively. The increase from the second quarter of 2016 was primarily due to increases in sales-type and operating lease revenue. The increase from the first six months of 2016 was primarily due to increases in operating and sales-type lease revenue.

Non-interest Expense  Non-interest expense totaled $233.1 million and $477.1 million for the second quarter and first six months of 2017, respectively, compared with $227.3 million and $455.7 million for the same periods in 2016. Non-interest expense increased $5.8 million, or 2.5%, and $21.4 million, or 4.7%, from the second quarter and first six months of 2016, respectively.

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Compensation and employee benefits	$115,918	$118,093	$(2,175)	(1.8)%
Occupancy and equipment	38,965	36,884	2,081	5.6
Other	61,075	59,416	1,659	2.8
Subtotal	215,958	214,393	1,565	0.7
Operating lease depreciation	12,466	9,842	2,624	26.7
Foreclosed real estate and repossessed assets, net	4,639	3,135	1,504	48.0
Other credit costs, net	24	(54)	78	N.M.
Total non-interest expense	$233,087	$227,316	$5,771	2.5

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Compensation and employee benefits	$240,395	$242,566	$(2,171)	(0.9)%
Occupancy and equipment	78,565	73,892	4,673	6.3
Other	125,112	112,764	12,348	11.0
Subtotal	444,072	429,222	14,850	3.5
Operating lease depreciation	23,708	19,415	4,293	22.1
Foreclosed real estate and repossessed assets, net	9,188	7,055	2,133	30.2
Other credit costs, net	125	(42)	167	N.M.
Total non-interest expense	$477,093	$455,650	$21,443	4.7
N.M. Not Meaningful.

Compensation and Employee Benefits Expense Compensation and employee benefits expense totaled $115.9 million and $240.4 million for the second quarter and first six months of 2017, respectively, compared with $118.1 million and $242.6 million for the same periods in 2016. Compensation and employee benefits expense decreased $2.2 million, or 1.8%, and $2.2 million, or 0.9%, from the second quarter and first six months of 2016, respectively, primarily due to reduced headcount in auto finance, partially offset by higher enterprise services contract labor utilization.

Other Non-interest Expense Other non-interest expense totaled $61.1 million and $125.1 million for the second quarter and first six months of 2017, respectively, compared with $59.4 million and $112.8 million for the same periods in 2016. Other non-interest expense increased $1.7 million, or 2.8%, and $12.3 million, or 11.0%, from the second quarter and first six months of 2016, respectively. The increase in other non-interest expense from the second quarter of 2016 was primarily due to higher professional fees related to strategic investments in technology capabilities, as well as advertising and marketing expenses, partially offset by $2.9 million of branch realignment expense incurred in the second quarter of 2016. The increase from the first six months of 2016 was primarily due to higher professional fees related to strategic investments in technology capabilities and higher severance expense in the auto finance business, partially offset by $3.4 million of branch realignment expense incurred in the first six months of 2016. See Note 14, Other Non-interest Expense of Notes to Consolidated Financial Statements for additional information.

Foreclosed Real Estate and Repossessed Assets, Net Foreclosed real estate and repossessed assets expense, net totaled $4.6 million and $9.2 million for the second quarter and first six months of 2017, respectively, compared with $3.1 million and $7.1 million for the same periods in 2016. Foreclosed real estate and repossessed assets expense, net increased $1.5 million, or 48.0%, and $2.1 million, or 30.2%, from the second quarter and first six months of 2016, respectively, primarily due to lower gains on sales of consumer real estate properties and higher repossessed assets expense attributable to auto finance, partially offset by lower operating costs.

Income Taxes  Income tax expense was 28.9% and 29.4% of income before income tax expense for the second quarter and first six months of 2017, respectively, compared with 32.9% and 33.7% for the same periods in 2016. The lower effective income tax rates from both periods were primarily due to a $3.4 million favorable state tax settlement in the second quarter of 2017 and $0.7 million and $2.7 million of tax benefits related to stock compensation recorded in income tax expense that were previously recorded in additional paid-in capital for the second quarter and first six months of 2017, respectively. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for additional information.

Reportable Segment Results

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 15, Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.

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

Consumer Banking generated net income available to common stockholders of $23.5 million and $48.4 million for the second quarter and first six months of 2017, respectively, compared with $30.4 million and $59.8 million for the same periods in 2016. Consumer Banking net income available to common stockholders decreased $6.9 million, or 22.8%, and $11.4 million, or 19.0%, from the second quarter and first six months of 2016, respectively.

Consumer Banking net interest income totaled $143.1 million and $283.4 million for the second quarter and first six months of 2017, respectively, compared with $140.7 million and $280.0 million for the same periods in 2016. Net interest income increased $2.4 million, or 1.7%, and $3.4 million, or 1.2%, from the second quarter and first six months of 2016, respectively, primarily due to increased average yields on the variable- and adjustable-rate consumer real estate loans and fixed-rate auto finance loans, partially offset by lower average consumer real estate loan balances and higher interest expense related to funds transfer pricing.

Consumer Banking provision for credit losses totaled $16.7 million and $22.1 million for the second quarter and first six months of 2017, respectively, compared with $11.9 million and $25.6 million for the same periods in 2016. The provision for credit losses increased $4.8 million, or 40.8%, and decreased $3.5 million, or 13.6%, from the second quarter and first six months of 2016, respectively. The increase in the provision for credit losses from the second quarter of 2016 was primarily attributable to an increase in the provision for credit losses attributable to the auto finance portfolio, partially offset by a decrease in the provision for credit losses attributable to the consumer real estate portfolio. The decrease in the provision for credit losses from the first six months of 2016 was primarily due to a decrease in the provision for credit losses attributable to the consumer real estate portfolio, partially offset by an increase in the provision for credit losses attributable to the auto finance portfolio. The increases in the provision for credit losses attributable to the auto finance portfolio for both periods were primarily due to growth in the portfolio, increased net charge-offs and increased reserve requirements due to the reclassification of loans from held for sale to held for investment. The decrease in the provision for credit losses attributable to the consumer real estate portfolio from the second quarter of 2016 was primarily due to a decrease in the consumer real estate portfolio and decreased net charge-offs in the consumer real estate first mortgage lien portfolio. The decrease in the provision for credit losses attributable to the consumer real estate portfolio from the first six months of 2016 was primarily due to the recovery of $8.7 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold during the first quarter of 2017 and a decrease in the consumer real estate portfolio.

Consumer Banking non-interest income totaled $71.5 million and $144.2 million for the second quarter and first six months of 2017, respectively, compared with $83.7 million and $164.8 million for the same periods in 2016. Non-interest income decreased $12.2 million, or 14.6%, and $20.5 million, or 12.5%, from the second quarter and first six months of 2016, respectively, primarily due to decreases in net gains on sales of auto loans, fees and service charges and net gains on sales of consumer real estate loans, partially offset by an increase in servicing fee income. Net gains on sales of auto loans totaled $0.4 million and $3.2 million for the second quarter and first six months of 2017, respectively, compared with $10.1 million and $22.1 million for the same periods in 2016. Net gains on sales of auto loans decreased $9.8 million, or 96.3%, and $18.8 million, or 85.3%, from the second quarter and first six months of 2016, respectively, primarily due to decreased volume of loans sold as a result of the strategic shift in auto finance. Fees and service charges attributable to the Consumer Banking segment totaled $30.1 million and $59.6 million for the second quarter and first six months of 2017, respectively, compared with $32.7 million and $64.0 million for the same periods in 2016. Fees and service charges decreased $2.6 million, or 7.8%, and $4.4 million, or 6.8%, from the second quarter and first six months of 2016, respectively, primarily due to lower overdraft fees due to ongoing consumer behavior changes as well as higher average checking account balances per customer. Net gains on sales of consumer real estate loans totaled $9.0 million and $17.9 million for the second quarter and first six months of 2017, respectively, compared with $10.8 million and $20.2 million for the same periods in 2016. Net gains on sales of consumer real estate loans decreased $1.9 million, or 17.2%, and $2.3 million, or 11.4%, from the second quarter and first six months of 2016, respectively, primarily due to decreased volume of loans sold. Servicing fee income attributable to the Consumer Banking segment totaled $10.4 million and $21.7 million for the second quarter and first six months of 2017, respectively, compared with $9.0 million and $17.4 million for the same periods in 2016. Servicing fee income increased $1.4 million, or 15.4%, and $4.3 million, or 25.0%, from the second quarter and first six months of 2017, respectively, primarily due to the cumulative effect of the increase in the portfolio of loans sold with servicing retained by TCF. Average consumer real estate and auto finance loans serviced for others were $5.0 billion and $5.2 billion for the second quarter and first six months of 2017, respectively, compared with $4.4 billion and $4.3 billion for the same periods in 2016.

Consumer Banking non-interest expense totaled $161.1 million and $330.4 million for the second quarter and first six months of 2017, respectively, compared with $165.4 million and $326.0 million for the same periods in 2016. Non-interest expense decreased $4.3 million, or 2.6%, and increased $4.4 million, or 1.4%, from the second quarter and first six months of 2016, respectively. The decrease in non-interest expense from the second quarter of 2016 was primarily due to a decrease in compensation and employee benefits expense attributable to reduced headcount in auto finance and a decrease in branch realignment expense incurred in the second quarter of 2016, partially offset by higher allocation expense from Enterprise Services, higher foreclosed real estate and repossessed assets expense attributable to lower gains on sales of consumer real estate properties, higher occupancy and equipment expense and higher advertising and marketing expense. The increase from the first six months of 2016 was primarily due to higher severance expense in the auto finance business, higher allocation expense from Enterprise Services, higher occupancy and equipment expense, higher foreclosed real estate and repossessed assets expense and higher advertising and marketing expense, partially offset by a decrease in compensation and employee benefits due to reduced auto finance headcount and lower branch realignment expense.

Wholesale Banking

Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $37.8 million and $66.4 million for the second quarter and first six months of 2017, respectively, compared with $36.1 million and $66.5 million for the same periods in 2016. Wholesale Banking net income available to common stockholders increased $1.7 million, or 4.7%, from the second quarter of 2016 and was consistent with the first six months of 2016.

Wholesale Banking net interest income totaled $88.2 million and $175.8 million for the second quarter and first six months of 2017, respectively, compared with $86.5 million and $172.2 million for the same periods in 2016. Net interest income increased $1.6 million, or 1.9%, and $3.6 million, or 2.1%, from the second quarter and first six months of 2016, respectively. The increase in net interest income from the second quarter of 2016 was primarily due to increased average yields on variable-rate inventory finance loans and variable- and adjustable-rate commercial loans, as well as higher average balances in the commercial, leasing and equipment finance and inventory finance portfolios, partially offset by higher interest expense related to funds transfer pricing. The increase from the first six months of 2016 was primarily due to higher average balances in the inventory finance, leasing and equipment finance and commercial portfolios, as well as increased average yields on variable-rate inventory finance loans and variable- and adjustable-rate commercial loans, partially offset by higher interest expense related to funds transfer pricing.

Wholesale Banking provision for credit losses totaled $2.7 million and $9.6 million for the second quarter and first six months of 2017, respectively, compared with $1.4 million and $6.5 million for the same periods in 2016. The provision for credit losses increased $1.3 million, or 98.6%, and $3.0 million, or 46.3%, from the second quarter and first six months of 2016, respectively, primarily attributable to the commercial portfolio due to increased net charge-offs and growth in the portfolio, partially offset by improving credit quality in the inventory finance portfolio.

Wholesale Banking non-interest expense totaled $66.9 million and $132.5 million for the second quarter and first six months of 2017, respectively, compared with $60.7 million and $122.8 million for the same periods in 2016. Non-interest expense increased $6.2 million, or 10.2%, and $9.7 million, or 7.9%, from the second quarter and first six months of 2016, respectively. The increase from the second quarter of 2016 was primarily due to increases in operating lease depreciation and occupancy and equipment expense. The increase from the first six months of 2016 was primarily due to increases in occupancy and equipment expense and operating lease depreciation.

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

Enterprise Services generated a net loss available to common stockholders of $5.7 million and $17.8 million for the second quarter and first six months of 2017, respectively, compared with $13.7 million and $30.2 million for the same periods in 2016. Enterprise Services net loss available to common stockholders decreased $8.0 million, or 58.1%, and $12.4 million, or 41.1%, from the second quarter and first six months of 2016, respectively.

Enterprise Services net interest expense totaled $4.1 million and $10.0 million for the second quarter and first six months of 2017, respectively, compared with $14.2 million and $27.6 million for the same periods in 2016. Net interest expense decreased $10.1 million, or 71.1%, and $17.6 million, or 63.9%, from the second quarter and first six months of 2016, respectively, primarily driven by a decrease in funds transfer pricing mismatches attributable to rising interest rates and an increase in interest income attributable to higher average balances of securities available for sale, partially offset by an increase in funding costs.

Enterprise Services non-interest expense totaled $5.0 million and $14.2 million for the second quarter and first six months of 2017, respectively, compared with $1.1 million and $6.9 million for the same periods in 2016. Non-interest expense increased $3.9 million, or 342.0%, and $7.4 million, or 107.3%, from the second quarter and first six months of 2016, respectively, primarily due to higher professional fees related to strategic investments in technology capabilities and higher compensation and employee benefits expense, partially offset by a decrease in occupancy and equipment expense.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.6 billion at June 30, 2017, an increase of $131.5 million, or 9.2%, from $1.4 billion at December 31, 2016. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. TCF may, from time to time, sell securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total securities held to maturity were $171.3 million at June 30, 2017, a decrease of $10.0 million, or 5.5%, from $181.3 million at December 31, 2016. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity at June 30, 2017 and December 31, 2016 were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At June 30, 2017			At December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$3	$3	1.53%	$1	$1	8.02%
Due in 1-5 years	8	8	2.47	18	18	2.28
Due in 5-10 years	47,227	47,006	1.93	54,202	54,429	1.93
Due after 10 years	791,474	780,134	2.25	773,519	756,461	2.25
Obligations of states and political subdivisions:
Due in 1-5 years	5,583	5,706	2.97	—	—	—
Due in 5-10 years	337,411	343,539	3.16	277,228	274,576	3.13
Due after 10 years	383,147	378,555	3.26	351,744	337,950	3.20
Total securities available for sale	$1,564,853	$1,554,951	2.69	$1,456,712	$1,423,435	2.63

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$168,520	$172,786	2.56%	$178,514	$181,146	2.54%
Other securities:
Due in 1-5 years	1,400	1,400	2.86	1,400	1,400	2.86
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$171,320	$175,586	2.57	$181,314	$183,946	2.55

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At June 30, 2017		At December 31, 2016		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$2,070,385	11.3%	$2,292,596	12.9%	$(222,211)	(9.7)%
Junior lien	2,701,592	14.7	2,791,756	15.6	(90,164)	(3.2)
Total consumer real estate	4,771,977	26.0	5,084,352	28.5	(312,375)	(6.1)
Commercial:
Commercial real estate	2,722,300	14.8	2,634,191	14.7	88,109	3.3
Commercial business	766,425	4.2	652,287	3.7	114,138	17.5
Total commercial	3,488,725	19.0	3,286,478	18.4	202,247	6.2
Leasing and equipment finance	4,333,735	23.5	4,336,310	24.3	(2,575)	(0.1)
Inventory finance	2,509,485	13.7	2,470,175	13.8	39,310	1.6
Auto finance	3,243,144	17.7	2,647,741	14.8	595,403	22.5
Other	19,459	0.1	18,771	0.2	688	3.7
Total loans and leases	$18,366,525	100.0%	$17,843,827	100.0%	$522,698	2.9

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.1 billion of first mortgage lien loans and $2.7 billion of junior lien loans at June 30, 2017, with decreases of $222.2 million, or 9.7%, and $90.2 million, or 3.2%, respectively, from $2.3 billion and $2.8 billion, respectively, at December 31, 2016. The decrease in the consumer real estate portfolio was primarily due to transfers to loans held for sale, as well as run-off in the consumer real estate first mortgage lien portfolio. Consumer real estate loans held for sale were $149.9 million at June 30, 2017, compared with $13.2 million at December 31, 2016. Loans are originated for investment and for sale. TCF sold $273.4 million and $652.8 million of consumer real estate loans in the second quarter and first six months of 2017, respectively, compared with $344.6 million and $666.0 million for the same periods in 2016. Included in consumer real estate loans sold in the six months ended June 30, 2017 were $49.4 million of non-accrual loans. Consumer real estate originations were $0.6 billion and $1.1 billion for the second quarter and first six months of 2017, respectively, compared with $0.7 billion and $1.2 billion for the same periods in 2016. Consumer real estate originations decreased $54.4 million, or 7.8%, and $41.4 million, or 3.5%, from the second quarter and first six months of 2016, respectively. At June 30, 2017 and December 31, 2016, 65.6% and 68.1%, respectively, of the consumer real estate portfolio were in TCF's primary banking markets. At June 30, 2017 and December 31, 2016, 59.8% and 58.0%, respectively, of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate. At June 30, 2017 and December 31, 2016, 45.3% and 47.3%, respectively, of TCF's consumer real estate loans consisted of closed-end loans. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 736 and 735 at June 30, 2017 and December 31, 2016, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 735 and 733 at June 30, 2017 and December 31, 2016, respectively.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At June 30, 2017, 64.2% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of less than 0.01%.

The consumer real estate junior lien portfolio was comprised of $2.5 billion of home equity lines of credit ("HELOCs") and $234.7 million of amortizing consumer real estate junior lien mortgage loans at June 30, 2017, compared with $2.5 billion and $272.9 million at December 31, 2016, respectively. At both June 30, 2017 and December 31, 2016, $2.0 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2017 and December 31, 2016, $455.3 million and $525.4 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of June 30, 2017, 17.1% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 66.8% of total lines of credit at June 30, 2017, compared to 67.1% at December 31, 2016.

Commercial Real Estate and Business Lending The commercial portfolio consisted of $2.7 billion of commercial real estate loans and $766.4 million of commercial business loans at June 30, 2017, with increases of $88.1 million, or 3.3%, and $114.1 million, or 17.5%, respectively, from $2.6 billion and $652.3 million, respectively, at December 31, 2016. The increase in the commercial portfolio was primarily due to originations outpacing lower prepayments and pay-offs during the second quarter and first six months of 2017. Total commercial originations were $476.5 million and $881.6 million in the second quarter and first six months of 2017, respectively, compared with $451.2 million and $866.5 million for the same periods in 2016. Total commercial originations increased $25.4 million, or 5.6%, and $15.1 million, or 1.7%, from the second quarter and first six months of 2016, respectively. At June 30, 2017 and December 31, 2016, 75.0% and 77.8%, respectively, of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, variable- and adjustable-rate loans represented 72.1% and 69.0%, respectively, of total commercial loans outstanding.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.3 billion of leases and $2.0 billion of loans at June 30, 2017, with a decrease of $9.0 million, or 0.4%, and an increase of $6.4 million, or 0.3%, respectively, from $2.3 billion of leases and $2.0 billion of loans at December 31, 2016. Leasing and equipment finance originations were $537.0 million and $943.1 million in the second quarter and first six months of 2017, respectively, compared with $567.1 million and $981.9 million for the same periods in 2016. Leasing and equipment finance originations decreased $30.0 million, or 5.3%, and $38.8 million, or 3.9%, from the second quarter and first six months of 2016, respectively. The uninstalled backlog of approved transactions was $508.8 million and $453.6 million at June 30, 2017 and December 31, 2016, respectively.

Inventory Finance The inventory finance portfolio totaled $2.5 billion at both June 30, 2017 and December 31, 2016. TCF's inventory finance customers included more than 10,700 and 10,800 active dealers at June 30, 2017 and December 31, 2016, respectively. Inventory finance originations were $1.9 billion and $3.7 billion in the second quarter and first six months of 2017, respectively, compared with $1.7 billion and $3.5 billion for the same periods in 2016. Inventory finance originations increased $230.9 million, or 13.9%, and $247.1 million, or 7.1%, from the second quarter and first six months of 2016, respectively. Origination levels are impacted by the velocity of fundings and repayments with dealers.

Auto Finance The auto finance portfolio totaled $3.2 billion at June 30, 2017, an increase of $595.4 million, or 22.5%, from $2.6 billion at December 31, 2016. The increase was primarily due to the strategic shift from an originate-to-sell model to an originate-to-hold model resulting in the reclassification of approximately $345 million of loans from held for sale to held for investment. As a result of the shift, loans are primarily originated for investment. TCF sold $48.0 million and $298.6 million of auto finance loans in the second quarter and first six months of 2017, respectively, compared with $533.4 million and $977.7 million for the same periods in 2016. Auto finance originations were $524.6 million and $1.4 billion in the second quarter and first six months of 2017, respectively, compared with $903.9 million and $1.8 billion for the same periods in 2016. Auto finance originations decreased $379.3 million, or 42.0%, and $431.4 million, or 23.7%, from the second quarter and first six months of 2016, respectively. The decreases in originations from both periods were primarily due to the implementation of the shift. The auto finance network included dealers in all 50 states and more than 6,500 and 11,400 active dealers at June 30, 2017 and December 31, 2016, respectively. The decrease in the number of active dealers was primarily due to the implementation of the shift. The auto finance portfolio consisted of 21.1% new auto loans and 78.9% used auto loans at June 30, 2017, compared with 23.3% and 76.7%, respectively, at December 31, 2016. The average original FICO score for the auto finance held for investment portfolio was 716 and 733 at June 30, 2017 and December 31, 2016, respectively. The decrease in average original FICO score was primarily due to the shift.

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

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)
Consumer real estate:
First mortgage lien	$6,154	0.31%	$8,725	0.40%
Junior lien	1,382	0.05	1,404	0.05
Total consumer real estate	7,536	0.16	10,129	0.21
Commercial	2	—	—	—
Leasing and equipment finance	6,099	0.14	4,523	0.10
Inventory finance	153	0.01	55	—
Auto finance	6,314	0.20	6,102	0.23
Other	59	0.30	20	0.10
Subtotal	20,163	0.11	20,829	0.12
Portfolios acquired with deteriorated credit quality	—	—	—	—
Total	$20,163	0.11	$20,829	0.12

(1)	Excludes non-accrual loans and leases.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At June 30, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$94,398	$43,201	$137,599
Commercial	12,831	3,874	16,705
Leasing and equipment finance	4,769	1,454	6,223
Inventory finance	—	212	212
Auto finance	2,698	4,611	7,309
Other	4	—	4
Total	$114,700	$53,352	$168,052
Over 60-day delinquency as a percentage of total accruing TDR loans	0.41%	N.A	N.A

	At December 31, 2016
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$98,606	$71,961	$170,567
Commercial	20,304	2,170	22,474
Leasing and equipment finance	4,802	1,350	6,152
Inventory finance	—	357	357
Auto finance	2,323	5,504	7,827
Other	6	—	6
Total	$126,041	$81,342	$207,383
Over 60-day delinquency as a percentage of total accruing TDR loans	1.19%	N.A	N.A
N.A. Not Applicable.

Total TDR loans were $168.1 million at June 30, 2017, a decrease of $39.3 million, or 19.0%, from $207.4 million at December 31, 2016. Accruing TDR loans were $114.7 million at June 30, 2017, a decrease of $11.3 million, or 9.0%, from $126.0 million at December 31, 2016. The decrease in accruing TDRs was primarily due to a $7.5 million decrease in commercial accruing TDR loans primarily due to the transfer of loans to non-accrual status during the first quarter of 2017. Non-accrual TDR loans were $53.4 million at June 30, 2017, a decrease of $28.0 million, or 34.4%, from $81.3 million at December 31, 2016. The decrease was primarily due to a $28.8 million decrease in consumer real estate non-accrual TDR loans driven by the non-accrual loan sale of $49.4 million in the first quarter of 2017.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At June 30, 2017, 68.6% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans for both the second quarter and first six months of 2017, respectively, yielding 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property. At June 30, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At June 30, 2017, 76.8% of total commercial TDR loans were accruing and TCF recognized more than 98% and 97% of the original contractual interest due on accruing commercial TDR loans in the second quarter and first six months of 2017, respectively, yielding 5.2% and 5.3%, respectively. At June 30, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$74,536	$106,125
Junior lien	24,450	46,346
Total consumer real estate	98,986	152,471
Commercial:
Commercial real estate	6,914	5,564
Commercial business	354	355
Total commercial	7,268	5,919
Leasing and equipment finance	12,798	10,880
Inventory finance	3,488	5,134
Auto finance	6,733	7,038
Other	—	3
Total non-accrual loans and leases	129,273	181,445
Other real estate owned:
Consumer real estate	22,590	34,070
Commercial real estate	6,137	12,727
Total other real estate owned	28,727	46,797
Total non-accrual loans and leases and other real estate owned	$158,000	$228,242

Non-accrual loans and leases as a percentage of total loans and leases	0.70%	1.02%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.86	1.28

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	128.12	88.33

Non-accrual loans and leases were $129.3 million at June 30, 2017, a decrease of $52.2 million, or 28.8%, from $181.4 million at December 31, 2016. The decrease was primarily due to the consumer real estate non-accrual loan sale of $49.4 million in the first quarter of 2017. Other real estate owned was $28.7 million at June 30, 2017, a decrease of $18.1 million, or 38.6%, from $46.8 million at December 31, 2016. The decrease was primarily due to the sales of consumer real estate properties outpacing additions. Consumer real estate loans in process of foreclosure were $26.2 million and $32.1 million at June 30, 2017 and December 31, 2016, respectively.

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

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2017 were as follows:

	At or For the Three Months Ended June 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$101,937	$12,697	$12,274	$5,162	$6,909	$2	$138,981
Additions	14,753	—	4,682	2,120	2,112	—	23,667
(Charge-offs) recoveries	(2,033)	(2,696)	(1,135)	(570)	(408)	23	(6,819)
Transfers to other assets	(8,451)	(100)	(1,373)	(545)	(401)	—	(10,870)
Return to accrual status	(2,294)	—	(138)	(645)	—	—	(3,077)
Payments received	(4,820)	(1,781)	(1,512)	(2,030)	(1,479)	(25)	(11,647)
Sales	—	(892)	—	—	—	—	(892)
Other, net	(106)	40	—	(4)	—	—	(70)
Balance, end of period	$98,986	$7,268	$12,798	$3,488	$6,733	$—	$129,273

	At or For the Six Months Ended June 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445
Additions	30,489	9,880	9,659	4,083	4,217	—	58,328
(Charge-offs) recoveries	(3,762)	(5,428)	(2,444)	(636)	(1,005)	44	(13,231)
Transfers to other assets	(15,690)	(100)	(2,379)	(645)	(842)	—	(19,656)
Return to accrual status	(4,086)	—	(161)	(1,421)	—	—	(5,668)
Payments received	(11,727)	(2,151)	(2,757)	(3,022)	(2,675)	(47)	(22,379)
Sales	(49,916)	(892)	—	—	—	—	(50,808)
Other, net	1,207	40	—	(5)	—	—	1,242
Balance, end of period	$98,986	$7,268	$12,798	$3,488	$6,733	$—	$129,273

Loan and Lease Credit Classifications TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Loan and lease credit classifications are an additional characteristic monitored in the overall credit risk process. Loan and lease credit classifications are derived from standard regulatory rating definitions, which include: non-classified (pass and special mention) and classified (substandard and doubtful). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and regulatory classification were as follows:

	At June 30, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,631,643	$30,267	$110,067	$—	$4,771,977
Commercial	3,367,192	68,106	53,427	—	3,488,725
Leasing and equipment finance	4,278,751	24,311	30,673	—	4,333,735
Inventory finance	2,344,430	98,987	66,068	—	2,509,485
Auto finance	3,226,733	354	16,057	—	3,243,144
Other	19,400	—	59	—	19,459
Total loans and leases	$17,868,149	$222,025	$276,351	$—	$18,366,525

	At December 31, 2016
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,877,740	$40,253	$166,359	$—	$5,084,352
Commercial	3,190,241	61,771	34,466	—	3,286,478
Leasing and equipment finance	4,285,065	23,441	27,804	—	4,336,310
Inventory finance	2,163,764	139,385	167,026	—	2,470,175
Auto finance	2,631,406	244	16,091	—	2,647,741
Other	18,750	—	21	—	18,771
Total loans and leases	$17,166,966	$265,094	$411,767	$—	$17,843,827

Total classified loans and leases were $276.4 million and $411.8 million at June 30, 2017 and December 31, 2016, respectively. The decrease of $135.4 million, or 32.9%, from December 31, 2016 was primarily due to decreases in inventory finance and consumer real estate classified loans, partially offset by an increase in commercial classified loans. The decrease in inventory finance classified loans was due to enhancements made to the model used to determine the classifications of loans in the first quarter of 2017 that better align with the inherent risk in this portfolio. The decrease in consumer real estate classified loans was a result of the non-accrual loan sale in the first quarter of 2017.

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

The Company considers the allowance for loan and lease losses of $165.6 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2017. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

In conjunction with Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At June 30, 2017		At December 31, 2016
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$29,149	1.41%	$33,828	1.48%
Junior lien	23,259	0.86	25,620	0.92
Consumer real estate	52,408	1.10	59,448	1.17
Commercial:
Commercial real estate	23,669	0.87	22,785	0.86
Commercial business	11,000	1.44	9,910	1.52
Total commercial	34,669	0.99	32,695	0.99
Leasing and equipment finance	21,922	0.51	21,350	0.49
Inventory finance	12,129	0.48	13,932	0.56
Auto finance	43,893	1.35	32,310	1.22
Other	599	3.08	534	2.84
Total allowance for loan and lease losses	165,620	0.90	160,269	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,147	N.A.	1,115	N.A.
Total credit loss reserves	$166,767	0.91	$161,384	0.90
N.A. Not Applicable.

Liquidity Management TCF manages its liquidity to ensure that the funding needs of depositors and borrowers are met both promptly and in a cost-effective manner. Asset liquidity arises from liquid assets that can be sold or pledged as collateral, amortization, prepayment or maturity of assets and from the ability of TCF to sell loans. Liability liquidity results from the ability of TCF to maintain a diverse set of funding sources to promptly meet funding requirements.

TCF Bank had $198.0 million and $256.6 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.1 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $727.8 million and $612.5 million at June 30, 2017 and December 31, 2016, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $6.2 million (USD) and $2.2 million (USD) outstanding under the line of credit with the counterparty at June 30, 2017 and December 31, 2016, respectively.

Deposits  Deposits totaled $17.5 billion at June 30, 2017, an increase of $0.3 billion, or 1.6%, from $17.2 billion at December 31, 2016. The increase was due to growth in certificates of deposit, checking and savings balances, partially offset by a decrease in money market balances.

Non-interest bearing checking accounts represented 20.4% and 20.0% of total deposits at June 30, 2017 and December 31, 2016, respectively. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.33% and 0.36% at June 30, 2017 and December 31, 2016, respectively. The decrease was primarily due to decreased average interest rates on money market balances.

Checking, savings and certain money market deposits are an important source of low cost or no cost funds for TCF. The average balance of these types of deposits was $10.9 billion and $10.8 billion for the second quarter and first six months of 2017, respectively, compared with $10.7 billion and $10.6 billion for the same periods in 2016. These deposits comprised approximately 63% of total average deposits for both the second quarter and first six months of 2017, compared with approximately 62% of total average deposits for the same periods in 2016.

Certificates of deposit totaled $4.4 billion and $4.1 billion at June 30, 2017 and December 31, 2016, respectively. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at June 30, 2017 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at June 30, 2017
Maturity:
Three months or less	$466,323
Over three through six months	571,873
Over six through 12 months	458,853
Over 12 months	700,411
Total	$2,197,460

Borrowings  Borrowings totaled $1.3 billion and $1.1 billion at June 30, 2017 and December 31, 2016, respectively. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.6 billion of additional borrowing capacity at the FHLB of Des Moines at June 30, 2017, as well as access to overnight federal funds purchased lines and the Federal Reserve Discount Window.

See Note 7, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at June 30, 2017 and December 31, 2016. See Note 8, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Preferred Stock  At June 30, 2017, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th interest in a share of the Series A Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). Dividends are payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.5%. The Series A Preferred Stock may be redeemed at TCF's option in whole or in part at any time.

At June 30, 2017, there were 4,000,000 shares outstanding of the 6.45% Series B Non-Cumulative Perpetual Preferred Stock of TCF Financial Corporation, par value $.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Equity  Total equity at June 30, 2017 was $2.5 billion, or 11.6% of total assets, compared with $2.4 billion, or 11.4% of total assets, at December 31, 2016. Dividends to common stockholders on a per share basis totaled 7.5 cents for the second quarters of 2017 and 2016. TCF's common dividend payout ratio was 22.7% and 24.2% for the second quarters of 2017 and 2016, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2017, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Common stockholders' equity at June 30, 2017 was $2.3 billion, or 10.26% of total assets, compared with $2.2 billion, or 10.09% of total assets, at December 31, 2016. Tangible common equity at June 30, 2017 was $2.0 billion, or 9.24% of total tangible assets, compared with $1.9 billion, or 9.13% of total tangible assets, at December 31, 2016. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less preferred stock, goodwill, other intangible assets and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At June 30, 2017	At December 31, 2016
Computation of tangible common equity to tangible assets:
Total equity		$2,549,831	$2,444,645
Less: Non-controlling interest in subsidiaries		22,766	17,162
Total TCF Financial Corporation stockholders' equity		2,527,065	2,427,483
Less: Preferred stock		263,240	263,240
Total common stockholders' equity	(a)	$2,263,825	$2,164,243
Less:
Goodwill		227,072	225,640
Other intangibles(1)		22,682	1,738
Tangible common equity	(b)	$2,014,071	$1,936,865
Total assets	(c)	$22,054,651	$21,441,326
Less:
Goodwill		227,072	225,640
Other intangibles(1)		22,682	1,738
Tangible assets	(d)	$21,804,897	$21,213,948

Common equity to assets	(a) / (c)	10.26%	10.09%
Tangible common equity to tangible assets	(b) / (d)	9.24%	9.13%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09: Compensation - Stock Compensation (Topic 718): Scope Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting in Topic 718. The adoption of this ASU will be required on a prospective basis to an award modified beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an initial evaluation of TCF's leasing contracts and activities. Management is currently evaluating the impact of electing the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides guidance that affects narrow aspects of the guidance issued in ASU No. 2014-09. The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. TCF plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on our consolidated financial statements. Management is also evaluating existing disclosures and the need to provide additional information as a result of adoption of these ASUs.

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

Branching Risk; Growth Risks. Adverse developments affecting TCF's supermarket banking relationships or either of the primary supermarket chains in which TCF maintains supermarket branches; costs related to closing underperforming branches; inability to timely close underperforming branches due to long-term lease obligations; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; failure to expand or diversify TCF's balance sheet through new or expanded programs or opportunities; failure to effectuate, and risks of claims related to, sales of loans; risks related to new product additions and addition of distribution channels (or entry into new markets) for existing products.

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

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management's control, including consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, consumer behavior and management strategies, among other factors. TCF performs various sensitivity analyses on assumptions of new loan spreads, prepayment rates, basis risk, deposit attrition and deposit repricing.

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned growth and new business activities is factored into the simulation model.

	Impact on Net Interest Income
(Dollars in millions)	June 30, 2017		December 31, 2016
Immediate Change in Interest Rates:
+200 basis points	$82.5	8.6%	$97.2	10.9%
+100 basis points	45.3	4.7	52.1	5.9

As of June 30, 2017, approximately 60% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 63% of TCF's deposit balances were low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the three months ended June 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1 to April 30, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	100,928	$17.06	N.A.	N.A.
May 1 to May 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
June 1 to June 30, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	100,928	$17.06	N.A.	N.A.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 70 of this report.

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
(Principal Accounting Officer)

Dated: August 3, 2017

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Index to Exhibits for Form 10-Q

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed May 2, 2017 (No. 17803323)]

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein