Form 10-Q
period 2017-09-30
TCF FINANCIAL CORP
filed 2017-11-06
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2017
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
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2017
Common Stock, $.01 par value	171,932,389 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At September 30, 2017	At December 31, 2016
	(Unaudited)
Assets:
Cash and due from banks	$711,734	$609,603
Investments	87,690	74,714
Securities held to maturity	165,315	181,314
Securities available for sale	1,598,163	1,423,435
Loans and leases held for sale	254,903	268,832
Loans and leases:
Consumer real estate:
First mortgage lien	1,953,199	2,292,596
Junior lien	2,977,613	2,791,756
Total consumer real estate	4,930,812	5,084,352
Commercial	3,489,680	3,286,478
Leasing and equipment finance	4,730,931	4,336,310
Inventory finance	2,576,077	2,470,175
Auto finance	3,240,413	2,647,741
Other	20,439	18,771
Total loans and leases	18,988,352	17,843,827
Allowance for loan and lease losses	(168,244)	(160,269)
Net loans and leases	18,820,108	17,683,558
Premises and equipment, net	425,112	418,372
Goodwill	227,798	225,640
Other assets	714,215	555,858
Total assets	$23,005,038	$21,441,326
Liabilities and Equity:
Deposits:
Checking	$6,197,608	$6,009,151
Savings	4,972,529	4,719,481
Money market	1,965,291	2,421,467
Certificates of deposit	4,972,058	4,092,423
Total deposits	18,107,486	17,242,522
Short-term borrowings	—	4,391
Long-term borrowings	1,382,588	1,073,181
Total borrowings	1,382,588	1,077,572
Accrued expenses and other liabilities	918,450	676,587
Total liabilities	20,408,524	18,996,681
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,007,000 and 4,006,900 shares issued, respectively	265,967	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
171,876,492 and 171,034,506 shares issued, respectively	1,719	1,710
Additional paid-in capital	864,632	862,776
Retained earnings, subject to certain restrictions	1,488,966	1,382,901
Accumulated other comprehensive income (loss)	(13,809)	(33,725)
Treasury stock at cost, 42,566 shares, and other	(30,867)	(49,419)
Total TCF Financial Corporation stockholders' equity	2,576,608	2,427,483
Non-controlling interest in subsidiaries	19,906	17,162
Total equity	2,596,514	2,444,645
Total liabilities and equity	$23,005,038	$21,441,326

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2017	2016	2017	2016
Interest income:
Loans and leases	$243,973	$210,765	$697,613	$639,698
Securities available for sale	8,486	7,126	24,518	19,020
Securities held to maturity	1,073	1,049	3,388	3,484
Loans held for sale and other	4,073	13,786	22,910	36,870
Total interest income	257,605	232,726	748,429	699,072
Interest expense:
Deposits	17,015	15,851	45,166	46,735
Borrowings	6,487	4,857	19,885	15,677
Total interest expense	23,502	20,708	65,051	62,412
Net interest income	234,103	212,018	683,378	636,660
Provision for credit losses	14,545	13,894	46,184	45,986
Net interest income after provision for credit losses	219,558	198,124	637,194	590,674
Non-interest income:
Fees and service charges	34,605	35,093	98,620	102,532
Card revenue	14,177	13,747	41,481	41,193
ATM revenue	5,234	5,330	14,970	15,639
Subtotal	54,016	54,170	155,071	159,364
Gains on sales of auto loans, net	—	11,624	3,244	33,687
Gains on sales of consumer real estate loans, net	8,049	13,528	25,920	33,751
Servicing fee income	9,966	10,393	32,347	28,778
Subtotal	18,015	35,545	61,511	96,216
Leasing and equipment finance	34,080	28,289	102,208	87,850
Other	2,930	2,270	8,428	7,518
Fees and other revenue	109,041	120,274	327,218	350,948
Gains (losses) on securities, net	189	(600)	189	(716)
Total non-interest income	109,230	119,674	327,407	350,232
Non-interest expense:
Compensation and employee benefits	115,127	117,155	355,522	359,721
Occupancy and equipment	38,766	37,938	117,331	111,830
Other	61,408	59,421	186,520	172,185
Subtotal	215,301	214,514	659,373	643,736
Operating lease depreciation	15,696	10,038	39,404	29,453
Foreclosed real estate and repossessed assets, net	3,829	4,243	13,017	11,298
Other credit costs, net	209	83	334	41
Total non-interest expense	235,035	228,878	712,128	684,528
Income before income tax expense	93,753	88,920	252,473	256,378
Income tax expense	30,704	30,257	77,341	86,766
Income after income tax expense	63,049	58,663	175,132	169,612
Income attributable to non-controlling interest	2,521	2,371	7,894	7,580
Net income attributable to TCF Financial Corporation	60,528	56,292	167,238	162,032
Preferred stock dividends	6,464	4,847	16,158	14,541
Impact of notice to redeem preferred stock	5,779	—	5,779	—
Net income available to common stockholders	$48,285	$51,445	$145,301	$147,491
Earnings per common share:
Basic	$0.29	$0.31	$0.86	$0.88
Diluted	$0.29	$0.31	$0.86	$0.88

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income attributable to TCF Financial Corporation	$60,528	$56,292	$167,238	$162,032
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale and interest-only strips	2,445	(4,464)	17,555	21,141
Net unrealized gains (losses) on net investment hedges	(1,682)	561	(3,144)	(1,669)
Foreign currency translation adjustment	2,939	(957)	5,527	2,791
Recognized postretirement prior service cost	(8)	(8)	(22)	(22)
Total other comprehensive income (loss), net of tax	3,694	(4,868)	19,916	22,241
Comprehensive income	$64,222	$51,424	$187,154	$184,273

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2015	4,006,900	169,887,030	$263,240	$1,699	$851,836	$1,240,347	$(15,346)	$(50,860)	$2,290,916	$16,001	$2,306,917
Net income	—	—	—	—	—	162,032	—	—	162,032	7,580	169,612
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,241	—	22,241	—	22,241
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(4,655)	(4,655)
Dividends on preferred stock	—	—	—	—	—	(14,541)	—	—	(14,541)	—	(14,541)
Dividends on common stock	—	—	—	—	—	(37,623)	—	—	(37,623)	—	(37,623)
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Stock compensation plans, net of tax	—	595,350	—	6	4,585	—	—	—	4,591	—	4,591
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,767)	—	—	1,767	—	—	—
Balance, September 30, 2016	4,006,900	170,993,800	$263,240	$1,710	$860,487	$1,350,215	$6,895	$(49,093)	$2,433,454	$18,926	$2,452,380

Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Net income	—	—	—	—	—	167,238	—	—	167,238	7,894	175,132
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	19,916	—	19,916	—	19,916
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(5,150)	(5,150)
Public offering of Series C preferred stock	7,000	—	169,448	—	—	—	—	—	169,448	—	169,448
Notice to redeem Series A preferred stock	(6,900)	—	(166,721)	—	—	(5,779)	—	—	(172,500)	—	(172,500)
Dividends on preferred stock	—	—	—	—	—	(16,158)	—	—	(16,158)	—	(16,158)
Dividends on common stock	—	—	—	—	—	(37,917)	—	—	(37,917)	—	(37,917)
Common shares purchased by TCF employee benefit plans	—	1,079,753	—	11	17,691	—	—	—	17,702	—	17,702
Stock compensation plans, net of tax	—	(237,767)	—	(2)	1,398	—	—	—	1,396	—	1,396
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(18,552)	—	—	18,552	—	—	—
Balance, September 30, 2017	4,007,000	171,876,492	$265,967	$1,719	$864,632	$1,488,966	$(13,809)	$(30,867)	$2,576,608	$19,906	$2,596,514
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$175,132	$169,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	46,184	45,986
Depreciation and amortization	149,313	135,103
Provision for deferred income taxes	17,685	31,527
Proceeds from sales of loans and leases held for sale	188,756	867,669
Originations of loans and leases held for sale, net of repayments	(359,109)	(904,503)
Gains on sales of assets, net	(37,023)	(75,660)
Net change in other assets and accrued expenses and other liabilities	(95,267)	76,215
Other, net	(33,057)	(21,562)
Net cash provided by (used in) operating activities	52,614	324,387
Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities	105,561	101,166
Purchases of securities	(238,586)	(584,524)
Redemption of Federal Home Loan Bank stock	190,001	102,966
Purchases of Federal Home Loan Bank stock	(203,000)	(92,080)
Proceeds from sales of loans and leases	1,156,854	1,926,290
Loan and lease originations and purchases, net of principal collected on loans and leases	(1,541,913)	(1,358,906)
Acquisition of Equipment Financing & Leasing Corporation, net of cash acquired	(8,120)	—
Proceeds from sales of lease equipment	7,430	11,348
Purchases of lease equipment	(743,819)	(840,650)
Proceeds from sales of real estate owned	39,102	53,045
Purchases of premises and equipment	(36,376)	(22,192)
Other, net	22,099	16,937
Net cash provided by (used in) investing activities	(1,250,767)	(686,600)
Cash flows from financing activities:
Net change in deposits	869,029	514,217
Net change in short-term borrowings	(4,746)	(4,084)
Proceeds from long-term borrowings	7,931,686	3,241,585
Payments on long-term borrowings	(7,625,170)	(3,570,356)
Net proceeds from public offering of Series C preferred stock	169,448	—
Net investment by (distribution to) non-controlling interest	(5,150)	(4,655)
Dividends paid on preferred stock	(14,541)	(14,541)
Dividends paid on common stock	(37,917)	(37,623)
Stock compensation tax (expense) benefit	—	(340)
Common shares sold to TCF employee benefit plans	17,702	5,838
Exercise of stock options	(57)	(684)
Net cash provided by (used in) financing activities	1,300,284	129,357
Net change in cash and due from banks	102,131	(232,856)
Cash and due from banks at beginning of period	609,603	889,337
Cash and due from banks at end of period	$711,734	$656,481
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$60,561	$59,753
Income taxes, net	53,621	(12,235)
Transfer of loans and leases to other assets	74,958	76,417
Transfer of loans and leases from held for investment to held for sale, net	965,532	2,097,857
Transfer of mandatorily redeemable Series A preferred stock to accrued expenses and other liabilities	172,500	—
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

Note 2.  Cash and Due from Banks

At September 30, 2017 and December 31, 2016, TCF Bank was required by Federal Reserve regulations to maintain reserves of $108.2 million and $103.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $38.8 million and $51.3 million at September 30, 2017 and December 31, 2016, respectively.

TCF had cash held in interest-bearing accounts of $429.0 million and $326.5 million at September 30, 2017 and December 31, 2016, respectively.

Note 3.  Securities Available for Sale and Securities Held to Maturity

Securities were as follows:

	At September 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$838,801	$1,040	$9,220	$830,621	$827,722	$423	$17,254	$810,891
Other	8	—	—	8	18	—	—	18
Obligations of states and political subdivisions	764,534	8,709	5,709	767,534	628,972	394	16,840	612,526
Total securities available for sale	$1,603,343	$9,749	$14,929	$1,598,163	$1,456,712	$817	$34,094	$1,423,435
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$162,515	$5,068	$281	$167,302	$178,514	$3,072	$440	$181,146
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total securities held to maturity	$165,315	$5,068	$281	$170,102	$181,314	$3,072	$440	$183,946

At September 30, 2017 and December 31, 2016, mortgage-backed securities with a carrying value of $1.1 million and $7.5 million, respectively, were pledged as collateral to secure certain deposits and borrowings. We have assessed each security with unrealized losses included in the table above for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the securities and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost. Unrealized losses on securities available for sale and securities held to maturity were due to changes in interest rates.

Gains (losses) on securities, net was $0.2 million for the third quarter and first nine months of 2017, compared with $(0.6) million and $(0.7) million for the same periods in 2016. There were no sales or impairment charges for securities available for sale during the third quarter and first nine months of 2017 and 2016. TCF received $0.2 million in recoveries on previously impaired securities held to maturity for the third quarter and first nine months of 2017 compared to impairment charges of $0.6 million and $0.7 million for the same periods in 2016.

Gross unrealized losses and fair value of securities available for sale and securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$405,892	$3,936	$207,494	$5,284	$613,386	$9,220
Obligations of states and political subdivisions	128,741	821	203,775	4,888	332,516	5,709
Total securities available for sale	$534,633	$4,757	$411,269	$10,172	$945,902	$14,929

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$17,988	$142	$4,808	$139	$22,796	$281
Total securities held to maturity	$17,988	$142	$4,808	$139	$22,796	$281

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$732,724	$17,254	$—	$—	$732,724	$17,254
Obligations of states and political subdivisions	501,620	16,840	—	—	501,620	16,840
Total securities available for sale	$1,234,344	$34,094	$—	$—	$1,234,344	$34,094

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$27,090	$440	$—	$—	$27,090	$440
Total securities held to maturity	$27,090	$440	$—	$—	$27,090	$440

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2017		At December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$8	$8	$1	$1
Due in 1-5 years	9,547	9,757	18	18
Due in 5-10 years	448,223	453,761	331,430	329,005
Due after 10 years	1,145,565	1,134,637	1,125,263	1,094,411
Total securities available for sale	$1,603,343	$1,598,163	$1,456,712	$1,423,435

Securities held to maturity:
Due in one year or less	$1,000	$1,000	$—	$—
Due in 1-5 years	400	400	1,400	1,400
Due in 5-10 years	1,400	1,400	1,400	1,400
Due after 10 years	162,515	167,302	178,514	181,146
Total securities held to maturity	$165,315	$170,102	$181,314	$183,946

Interest income attributable to securities available for sale was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Taxable interest income	$4,619	$4,167	$13,707	$11,838
Tax-exempt interest income	3,867	2,959	10,811	7,182
Total interest income	$8,486	$7,126	$24,518	$19,020

Note 4.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$1,953,199	$2,292,596
Junior lien	2,977,613	2,791,756
Total consumer real estate	4,930,812	5,084,352
Commercial:
Commercial real estate:
Permanent	2,373,001	2,356,287
Construction and development	338,667	277,904
Total commercial real estate	2,711,668	2,634,191
Commercial business	778,012	652,287
Total commercial	3,489,680	3,286,478
Leasing and equipment finance	4,730,931	4,336,310
Inventory finance	2,576,077	2,470,175
Auto finance	3,240,413	2,647,741
Other	20,439	18,771
Total loans and leases(1)	$18,988,352	$17,843,827

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $43.2 million and $54.1 million at September 30, 2017 and December 31, 2016, respectively.

Loan Sales The following tables summarize the net sales proceeds for consumer real estate and auto finance loans sold, the securitization receivable recorded, the interest-only strips received, the recorded investment in loans sold, including accrued interest, and the net gains, as applicable. TCF generally retains servicing on loans sold. Included in consumer real estate loans sold in the third quarter and first nine months of 2017 were $21.8 million and $71.2 million, respectively, of non-accrual loans, which were sold servicing released. The auto finance securitizations included in the third quarter and first nine months of 2016 qualify for sale accounting and are executed by transferring the recorded investment to trusts. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature. TCF has concluded it is not the primary beneficiary of the trusts and therefore, they are not consolidated. No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Quarter Ended September 30, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$300,038	$—	$—	$—
Interest-only strips, initial value	542	—	—	—
Recorded investment in loans sold, including accrued interest	(292,267)	—	—	—
Net gains(2)	$8,313	$—	$—	$—

	Quarter Ended September 30, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$450,666	$105,766	$525,745	$631,511
Interest-only strips, initial value	2,513	—	—	—
Recorded investment in loans sold, including accrued interest	(438,900)	(100,009)	(519,315)	(619,324)
Net gains(2)	$14,279	$5,757	$6,430	$12,187

	Nine Months Ended September 30, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$971,755	$302,616	$—	$302,616
Interest-only strips, initial value	2,458	—	—	—
Recorded investment in loans sold, including accrued interest	(947,735)	(298,581)	—	(298,581)
Net gains(2)	$26,478	$4,035	$—	$4,035

	Nine Months Ended September 30, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,129,251	$688,227	$925,986	$1,614,213
Securitization receivable	—	—	18,620	18,620
Interest-only strips, initial value	13,426	5,695	—	5,695
Recorded investment in loans sold, including accrued interest	(1,107,327)	(669,775)	(933,638)	(1,603,413)
Net gains(2)	$35,350	$24,147	$10,968	$35,115
(1) Includes transaction fees and other sales related adjustments (2) Excludes subsequent adjustments and valuation adjustments while held for sale

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Interest-only strips attributable to:
Consumer real estate loan sales	$17,445	$27,260
Auto finance loan sales	6,352	12,892
Contractual liabilities attributable to:
Consumer real estate loan sales	$1,082	$701
Auto finance loan sales	—	168

TCF recorded no impairment charges on the consumer real estate interest-only strips in the third quarter and $0.9 million of impairment charges for the first nine months of 2017, respectively, compared with $0.2 million and $0.8 million for the same periods in 2016. TCF recorded $0.2 million and $0.4 million of impairment charges on the auto finance interest-only strips for the third quarter and first nine months of 2017, respectively, compared with $2.3 million for each of the same periods in 2016.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. During the first nine months of 2017 and 2016, losses related to repurchases pursuant to such representations, warranties and covenants were immaterial. The majority of such repurchases were of auto finance loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to repurchase such contracts from TCF.

Acquired Loans and Leases TCF acquires loans and leases through business combinations and purchases of loan and lease portfolios. These loans and leases are recorded at fair value at acquisition and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. Loans are considered purchased credit impaired ("PCI") loans if it is probable at acquisition that all contractually required payments will not be collected. Upon acquisition, the acquired PCI loans are recorded at fair value without a corresponding allowance for loan losses as the non-accretable discount is adequate to absorb expected remaining credit losses. The excess of expected cash flows to be collected over the initial fair value of the acquired portfolios is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method. The accretable yield is affected by changes in interest rate indices for variable-rate acquired portfolios, changes in prepayment assumptions and changes in the expected principal and interest payments over the estimated life of the loan. These acquired loans are classified as accruing and interest income continues to be recognized unless expected credit losses exceed the non-accretable discount.

TCF purchased loans and leases at fair value of $624.6 million and $631.5 million during the third quarter and first nine months of 2017, respectively, compared with $17.5 million for each of the same periods in 2016. Included in loans and leases acquired during the third quarter of 2017 were $14.0 million of leasing and equipment finance PCI loans that TCF acquired on September 29, 2017. On the acquisition date, the leasing and equipment finance PCI loans had contractually required payments receivable of $24.0 million, expected cash flows of $16.6 million and a fair value (initial carrying amount) of $14.0 million. The $7.4 million difference between the contractually required payments receivable and the expected cash flows represents the non-accretable difference. The $2.6 million difference between the expected cash flows and fair value represented the initial accretable yield.

Note 5.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended September 30, 2017:
Balance, beginning of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620
Charge-offs	(2,940)	—	(1,404)	(750)	(11,028)	(1,877)	(17,999)
Recoveries	6,392	196	358	281	1,780	840	9,847
Net (charge-offs) recoveries	3,452	196	(1,046)	(469)	(9,248)	(1,037)	(8,152)
Provision for credit losses	(5,669)	1,479	1,967	240	15,437	1,091	14,545
Other	(2,353)	—	(72)	78	(1,422)	—	(3,769)
Balance, end of period	$47,838	$36,344	$22,771	$11,978	$48,660	$653	$168,244

At or For the Quarter Ended September 30, 2016:
Balance, beginning of period	$64,765	$31,161	$20,124	$12,084	$29,772	$666	$158,572
Charge-offs	(4,058)	(4)	(2,513)	(697)	(6,756)	(2,216)	(16,244)
Recoveries	1,838	80	671	129	999	1,062	4,779
Net (charge-offs) recoveries	(2,220)	76	(1,842)	(568)	(5,757)	(1,154)	(11,465)
Provision for credit losses	1,402	411	2,367	335	8,361	1,018	13,894
Other	(1,855)	—	—	(44)	(3,261)	—	(5,160)
Balance, end of period	$62,092	$31,648	$20,649	$11,807	$29,115	$530	$155,841

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(9,205)	(5,431)	(5,694)	(1,856)	(28,045)	(4,996)	(55,227)
Recoveries	18,783	455	1,718	675	4,680	2,761	29,072
Net (charge-offs) recoveries	9,578	(4,976)	(3,976)	(1,181)	(23,365)	(2,235)	(26,155)
Provision for credit losses	(13,553)	8,625	5,520	(903)	44,141	2,354	46,184
Other	(7,635)	—	(123)	130	(4,426)	—	(12,054)
Balance, end of period	$47,838	$36,344	$22,771	$11,978	$48,660	$653	$168,244

At or For the Nine Months Ended September 30, 2016:
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(14,550)	(668)	(6,125)	(2,084)	(18,683)	(5,524)	(47,634)
Recoveries	5,094	330	1,834	696	2,743	3,435	14,132
Net (charge-offs) recoveries	(9,456)	(338)	(4,291)	(1,388)	(15,940)	(2,089)	(33,502)
Provision for credit losses	8,963	1,801	5,922	1,925	26,001	1,374	45,986
Other	(5,407)	—	—	142	(7,432)	—	(12,697)
Balance, end of period	$62,092	$31,648	$20,649	$11,807	$29,115	$530	$155,841

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At September 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$29,042	$35,342	$19,049	$11,462	$48,234	$652	$143,781
Individually evaluated for impairment	18,796	1,002	3,722	516	426	1	24,463
Total	$47,838	$36,344	$22,771	$11,978	$48,660	$653	$168,244
Loans and leases outstanding:
Collectively evaluated for impairment	$4,784,528	$3,457,229	$4,692,676	$2,572,899	$3,230,469	$20,436	$18,758,237
Individually evaluated for impairment	146,284	32,451	24,295	3,178	9,944	3	216,155
Loans acquired with deteriorated credit quality	—	—	13,960	—	—	—	13,960
Total	$4,930,812	$3,489,680	$4,730,931	$2,576,077	$3,240,413	$20,439	$18,988,352

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,103	$31,430	$19,093	$13,304	$31,106	$533	$131,569
Individually evaluated for impairment	23,345	1,265	2,257	628	1,204	1	28,700
Total	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Loans and leases outstanding:
Collectively evaluated for impairment	$4,884,653	$3,242,389	$4,320,129	$2,465,041	$2,638,380	$18,765	$17,569,357
Individually evaluated for impairment	199,699	44,089	16,165	5,134	9,360	6	274,453
Loans acquired with deteriorated credit quality	—	—	16	—	1	—	17
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

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

	At September 30, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,884,543	$4,607	$1,387	$1,890,537	$62,662	$1,953,199
Junior lien	2,958,098	1,446	—	2,959,544	18,069	2,977,613
Total consumer real estate	4,842,641	6,053	1,387	4,850,081	80,731	4,930,812
Commercial:
Commercial real estate	2,701,331	—	—	2,701,331	10,337	2,711,668
Commercial business	778,010	2	—	778,012	—	778,012
Total commercial	3,479,341	2	—	3,479,343	10,337	3,489,680
Leasing and equipment finance	4,691,029	4,783	2,439	4,698,251	18,720	4,716,971
Inventory finance	2,572,764	58	77	2,572,899	3,178	2,576,077
Auto finance	3,225,757	4,840	3,163	3,233,760	6,653	3,240,413
Other	20,425	10	4	20,439	—	20,439
Subtotal	18,831,957	15,746	7,070	18,854,773	119,619	18,974,392
Portfolios acquired with deteriorated credit quality	12,644	—	1,316	13,960	—	13,960
Total	$18,844,601	$15,746	$8,386	$18,868,733	$119,619	$18,988,352

	At December 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,177,746	$6,581	$2,144	$2,186,471	$106,125	$2,292,596
Junior lien	2,744,006	1,404	—	2,745,410	46,346	2,791,756
Total consumer real estate	4,921,752	7,985	2,144	4,931,881	152,471	5,084,352
Commercial:
Commercial real estate	2,628,627	—	—	2,628,627	5,564	2,634,191
Commercial business	651,932	—	—	651,932	355	652,287
Total commercial	3,280,559	—	—	3,280,559	5,919	3,286,478
Leasing and equipment finance	4,320,795	3,478	1,045	4,325,318	10,880	4,336,198
Inventory finance	2,464,986	16	39	2,465,041	5,134	2,470,175
Auto finance	2,634,600	3,785	2,317	2,640,702	7,038	2,647,740
Other	18,748	14	6	18,768	3	18,771
Subtotal	17,641,440	15,278	5,551	17,662,269	181,445	17,843,714
Portfolios acquired with deteriorated credit quality	113	—	—	113	—	113
Total	$17,641,553	$15,278	$5,551	$17,662,382	$181,445	$17,843,827

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Contractual interest due on non-accrual loans and leases	$3,529	$5,127	$11,606	$15,604
Interest income recognized on non-accrual loans and leases	581	1,048	2,274	3,097
Unrecognized interest income	$2,948	$4,079	$9,332	$12,507

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$9,164	$13,675
Non-accrual	11,017	21,372
Total consumer real estate loans to customers in bankruptcy	$20,181	$35,047

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous accruing and non-accrual loans and leases table are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring ("TDR") loan. All loans classified as TDR loans are considered to be impaired. For purposes of this disclosure, PCI loans have been excluded.

TDR loans were as follows:

	At September 30, 2017			At December 31, 2016
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$90,753	$33,854	$124,607	$98,606	$71,961	$170,567
Commercial	4,677	3,491	8,168	20,304	2,170	22,474
Leasing and equipment finance	5,215	2,591	7,806	4,802	1,350	6,152
Inventory finance	—	911	911	—	357	357
Auto finance	3,290	4,741	8,031	2,323	5,504	7,827
Other	5	—	5	6	—	6
Total	$103,940	$45,588	$149,528	$126,041	$81,342	$207,383

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.4 million at both September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the third quarter of 2017, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.4 million and $0.1 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.3%, which compares to the original contractual average rate of 6.8%. For the third quarter of 2016, unrecognized interest income for the consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.3%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the third quarters of 2017 and 2016.

For the first nine months of 2017, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.4 million and $0.5 million, respectively. For the first nine months of 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.5 million and $0.5 million, respectively. The average yield for both the first nine months of 2017 and 2016 on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. The unrecognized interest income for the remaining classes of finance receivables was not material for the first nine months of 2017 and 2016.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during the third quarter and first nine months of 2017 and 2016, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. Included in commercial loans that defaulted during the nine months ended September 30, 2017 was one commercial loan that was transferred to non-accrual status during the first quarter of 2017.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$856	$2,150	$2,328	$6,635
Junior lien	317	179	518	676
Total consumer real estate	1,173	2,329	2,846	7,311
Commercial real estate	—	—	6,681	—
Leasing and equipment finance	451	—	635	—
Auto finance	260	334	867	1,233
Defaulted TDR loan balances modified during the applicable period	$1,884	$2,663	$11,029	$8,544

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Consumer real estate TDR loans are evaluated separately in TCF's allowance methodology. Impairment is generally based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of the collateral less selling expenses. The allowance on accruing consumer real estate TDR loans was $17.6 million, or 19.4% of the outstanding balance, at September 30, 2017, and $19.3 million, or 19.6% of the outstanding balance, at December 31, 2016. In determining impairment for consumer real estate accruing TDR loans, TCF utilized remaining re-default rates ranging from 9% to 33% at September 30, 2017 and 10% to 33% at December 31, 2016, depending on lien position and actual experience. At September 30, 2017, 1.3% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 1.5% at December 31, 2016.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at September 30, 2017, $22.0 million, or 65.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.4% were current. Of the non-accrual TDR balance at December 31, 2016, $47.4 million, or 65.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 82.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDR loans are individually evaluated for impairment based upon the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case impairment is based upon the fair value of collateral less estimated selling costs; however if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include selling costs. The allowance on accruing commercial TDR loans was less than $0.1 million, or less than 0.1% of the outstanding balance, at September 30, 2017, and $1.1 million, or 5.6% of the outstanding balance, at December 31, 2016. No accruing commercial TDR loans were 60 days or more delinquent at September 30, 2017 and December 31, 2016.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as all TDR loans. For purposes of this disclosure, PCI loans have been excluded. Non-accrual impaired loans, including non-accrual TDR loans, are included in non-accrual loans and leases within the previous tables. Accruing TDR loans have been disclosed by delinquency status within the previous tables of accruing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition, whereas the unpaid contractual balance represents the balances legally owed by the borrowers.

Information on impaired loans was as follows:

	At September 30, 2017			At December 31, 2016
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$90,190	$80,379	$14,272	$122,704	$104,601	$16,835
Junior lien	33,607	30,757	4,239	62,481	51,410	5,829
Total consumer real estate	123,797	111,136	18,511	185,185	156,011	22,664
Commercial:
Commercial real estate	6,853	6,846	1,000	10,083	10,075	1,262
Commercial business	13	13	2	14	14	3
Total commercial	6,866	6,859	1,002	10,097	10,089	1,265
Leasing and equipment finance	13,376	13,376	1,928	9,900	9,900	1,044
Inventory finance	1,871	1,874	516	4,357	4,365	628
Auto finance	1,572	1,255	364	5,801	5,419	1,126
Other	4	5	1	6	6	1
Total impaired loans with an allowance recorded	147,486	134,505	22,322	215,346	185,790	26,728
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	17,150	11,855	—	18,539	12,674	—
Junior lien	16,358	1,616	—	26,915	1,882	—
Total consumer real estate	33,508	13,471	—	45,454	14,556	—
Commercial:
Commercial real estate	11,755	7,940	—	21,601	15,780	—
Commercial business	215	215	—	354	354	—
Total commercial	11,970	8,155	—	21,955	16,134	—
Inventory finance	1,299	1,304	—	767	769	—
Auto finance	8,993	6,776	—	3,919	2,408	—
Other	87	—	—	85	—	—
Total impaired loans without an allowance recorded	55,857	29,706	—	72,180	33,867	—
Total impaired loans	$203,343	$164,211	$22,322	$287,526	$219,657	$26,728

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$84,126	$679	$114,966	$944	$92,490	$2,097	$116,315	$2,762
Junior lien	33,438	382	54,651	675	41,083	1,209	55,824	1,993
Total consumer real estate	117,564	1,061	169,617	1,619	133,573	3,306	172,139	4,755
Commercial:
Commercial real estate	5,119	—	12,926	100	8,461	16	6,530	230
Commercial business	13	—	15	—	13	48	15	—
Total commercial	5,132	—	12,941	100	8,474	64	6,545	230
Leasing and equipment finance	11,837	10	10,844	3	11,638	28	8,963	21
Inventory finance	2,078	18	777	10	3,120	176	1,030	41
Auto finance	2,792	55	5,871	33	3,337	146	6,883	72
Other	4	—	8	—	6	—	10	—
Total impaired loans with an allowance recorded	139,407	1,144	200,058	1,765	160,148	3,720	195,570	5,119
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	11,871	212	8,023	120	12,264	736	8,280	228
Junior lien	1,669	71	1,348	170	1,749	392	1,368	485
Total consumer real estate	13,540	283	9,371	290	14,013	1,128	9,648	713
Commercial:
Commercial real estate	12,090	95	15,101	170	11,860	438	22,729	606
Commercial business	334	2	3,869	—	284	3	3,587	—
Total commercial	12,424	97	18,970	170	12,144	441	26,316	606
Inventory finance	1,255	62	333	35	1,037	136	332	69
Auto finance	4,878	—	2,241	—	4,592	—	1,757	—
Total impaired loans without an allowance recorded	32,097	442	30,915	495	31,786	1,705	38,053	1,388
Total impaired loans	$171,504	$1,586	$230,973	$2,260	$191,934	$5,425	$233,623	$6,507

Note 6. Investments in Affordable Housing Limited Liability Entities

Investments in affordable housing limited liability entities and unfunded commitments were as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Investments in affordable housing limited liability entities	$76,034	$30,279
Accrued expenses and other liabilities - unfunded commitments	39,782	12,082

Tax credits and other tax benefits of $3.6 million and $7.5 million were recorded in income tax expense for the third quarter and first nine months of 2017, respectively, compared with $1.6 million and $5.5 million for the same periods in 2016.

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

	At September 30, 2017			At December 31, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill related to consumer banking segment	$214,286		$214,286	$214,286		$214,286
Goodwill related to wholesale banking segment	13,512		13,512	11,354		11,354
Total	$227,798		$227,798	$225,640		$225,640
Amortizable intangible assets:
Program agreement	$14,700	$26	$14,674	$—	$—	$—
Non-compete agreement	10,590	5,155	5,435	4,590	4,590	—
Customer base intangibles	3,330	2,407	923	2,730	2,002	728
Deposit base intangibles	3,049	2,234	815	3,049	2,069	980
Tradename	300	300	—	300	300	—
Total	$31,969	$10,122	$21,847	$10,669	$8,961	$1,708

On June 16, 2017, TCF Bank acquired 100% of the outstanding shares of Equipment Financing & Leasing Corporation ("EFLC"). EFLC provides operating leases and direct financing leases of material handling equipment primarily to Fortune 500 customers. TCF Bank paid $9.0 million in cash upon closing, recorded a liability of $5.9 million to be paid within three years and assumed $64.2 million of EFLC's debt that was subsequently paid off. Assets acquired consisted of $46.4 million of operating lease equipment, $5.9 million of direct financing leases, $21.3 million of amortizable intangible assets, $2.2 million related to goodwill and approximately $3.3 million of cash, other assets and other liabilities, net. All of the goodwill relates to the wholesale banking segment. The weighted-average amortization periods of the acquired program agreement, non-compete agreement and customer base intangibles were 15 years, five years and three years, respectively. The amortizable intangible assets are amortized on an expected benefit basis over their estimated useful lives.

Amortization expense for intangible assets was $0.8 million and $1.2 million for the third quarter and first nine months of 2017, respectively, compared with $0.4 million and $1.1 million for the same periods in 2016. There was no impairment of goodwill or the intangible assets during the third quarter and first nine months of 2017 and 2016. Amortization expense for intangible assets is estimated to be $0.8 million for the remainder of 2017, $2.7 million for 2018, $2.3 million for 2019, $2.0 million for 2020 and $2.0 million for 2021.

Note 8.  Long-term Borrowings

Long-term borrowings were as follows:

		At September 30, 2017				At December 31, 2016
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2018	$—			—	$375,000	0.72%	-	0.81%
	2019	1,000,000	1.35%	-	1.39%	300,000	0.78	-	0.81
Subtotal		1,000,000				675,000
Subordinated bank notes	2022	108,813			6.25	108,654			6.25
	2025	148,200			4.60	148,052			4.60
Hedge-related basis adjustment(1)		(748)				(1,349)
Subtotal		256,265				255,357
Discounted lease rentals	2017	15,221	2.81	-	6.88	57,081	2.45	-	7.88
	2018	50,332	2.55	-	7.95	42,132	2.55	-	7.95
	2019	32,680	2.53	-	6.00	24,671	2.53	-	6.00
	2020	17,601	2.64	-	6.00	11,753	2.64	-	6.90
	2021	8,733	2.88	-	5.00	4,423	2.88	-	4.57
	2022	1,756	3.04	-	5.24	—			—
Subtotal		126,323				140,060
Other long-term borrowings	2017	—			—	2,764			1.36
Total long-term borrowings		$1,382,588				$1,073,181

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At September 30, 2017, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At September 30, 2017, $1.0 billion of the FHLB advances outstanding were prepayable at TCF's option.

Note 9. Equity

Preferred stock was as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Series A non-cumulative perpetual preferred stock	$—	$166,721
Series B non-cumulative perpetual preferred stock	96,519	96,519
Series C non-cumulative perpetual preferred stock	169,448	—
Total preferred stock	$265,967	$263,240

Depositary Shares Representing 7.50% Series A Non-Cumulative Perpetual Preferred Stock At September 30, 2017 and December 31, 2016, TCF had 6,900,000 depositary shares outstanding each representing a 1/1000th ownership interest in a share of the 7.50% Series A non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). On September 15, 2017, TCF provided notice of its intent to redeem all outstanding shares of its Series A Preferred Stock and the related depositary shares during the fourth quarter of 2017. As a result, TCF reclassified the outstanding liquidation preference amount of the Series A Preferred Stock totaling $172.5 million from preferred stock to accrued expenses and other liabilities on the Consolidated Statement of Financial Condition because upon the notification date, the Series A Preferred Stock became mandatorily redeemable. The liquidation preference amount equals the redemption price for all outstanding shares of the Series A Preferred Stock. Deferred stock issuance costs of $5.8 million originally recorded as a reduction to preferred stock upon the issuance of the Series A Preferred Stock were reclassified to retained earnings and resulted in a non-cash, one-time reduction to net income available to common stockholders utilized in the computation of earnings per common share and diluted earnings per common share for the third quarter and first nine months of 2017. Effective October 16, 2017, TCF redeemed all outstanding shares of its Series A Preferred Stock and the related depositary shares using the net proceeds from the offering of its Series C depositary shares and additional cash on hand. Dividends were payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.50%. TCF paid cash dividends to holders of the Series A Preferred Stock of $3.2 million and $9.7 million, respectively, for the third quarter and first nine months of 2017 and 2016. Dividends of $1.6 million on the Series A Preferred Stock were accrued for the period from September 1, 2017 through October 15, 2017.

6.45% Series B Non-Cumulative Perpetual Preferred Stock At September 30, 2017 and December 31, 2016, TCF had 4,000,000 shares outstanding of the 6.45% Series B non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. TCF paid cash dividends to holders of the Series B Preferred Stock of $1.6 million and $4.8 million, respectively, for the third quarter and first nine months of 2017 and 2016. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

Depositary Shares Representing 5.70% Series C Non-Cumulative Perpetual Preferred Stock On September 14, 2017, TCF completed the public offering of 7,000,000 depositary shares, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock") for an aggregate public offering price of $175.0 million. Net proceeds of the offering to TCF, after deducting deferred stock issuance costs of $5.6 million, were $169.4 million. Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2017, at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

Note 10.  Regulatory Capital Requirements

TCF and TCF Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $462.7 million at September 30, 2017, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At September 30,	At December 31,	At September 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2017	2016	2017	2016
Regulatory Capital:
Common equity Tier 1 capital	$2,080,729	$1,970,323	$2,267,884	$2,144,966
Tier 1 capital	2,362,926	2,248,221	2,287,790	2,162,128
Total capital	2,734,260	2,635,925	2,695,379	2,583,512

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.05%	10.24%	10.96%	11.14%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.41	11.68	11.05	11.23	8.00	6.00
Total risk-based capital ratio	13.21	13.69	13.02	13.42	10.00	8.00
Tier 1 leverage ratio	10.88	10.73	10.53	10.32	5.00	4.00

(1)	Excludes capital conservation buffer of 1.25% and 0.625% as of September 30, 2017 and December 31, 2016.

Note 11.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program ("Incentive Stock Program") during the nine months ended September 30, 2017 were as follows:

	Restricted Stock Awards					Stock Options
	Shares	Grant Date Fair Value Range			Weighted- average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2016	3,536,175	$7.73	-	$16.28	$12.81	404,000	1.06	$15.75
Granted	510,371	13.96	-	18.58	16.19	—	—	—
Exercised	—	—	-	—	—	(38,000)	—	15.75
Forfeited/canceled	(485,670)	7.73	-	15.87	10.93	—	—	—
Vested	(898,680)	9.36	-	16.02	13.65	—	—	—
Outstanding at September 30, 2017	2,662,196	7.73	-	18.58	13.52	366,000	0.31	15.75
Exercisable at September 30, 2017	N.A.				N.A.	366,000		15.75
N.A. Not Applicable.

At September 30, 2017, there were 350,000 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited.

Unrecognized stock compensation expense for restricted stock awards was $22.6 million with a weighted-average remaining amortization period of 1.8 years at September 30, 2017.

At September 30, 2017, there were 360,988 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. None of the performance-based restricted stock units have vested. The remaining weighted-average performance period of the restricted stock units was 2.0 years at September 30, 2017.

Compensation expense for restricted stock awards and restricted stock units was $2.4 million and $6.5 million for the third quarter and first nine months of 2017, respectively, compared with $2.0 million and $6.8 million for the same periods in 2016.

The valuation assumptions for stock options granted in 2008 under the Incentive Stock Program have not changed significantly from December 31, 2016 and no stock options have subsequently been granted under the Incentive Stock Program. TCF also has the ability to grant stock options under the Omnibus Incentive Plan. As of September 30, 2017, no stock options had been granted under the Omnibus Incentive Plan.

Note 12.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in compensation and employee benefits expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and health care benefits for eligible retired employees (the "Postretirement Plan") were as follows:

	Pension Plan
	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$284	$321	$854	$961
(Gain) loss on plan assets	(142)	(147)	(426)	(440)
Net periodic benefit plan (income) cost	$142	$174	$428	$521

	Postretirement Plan
	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$33	$37	$100	$113
Amortization of prior service cost	(12)	(12)	(35)	(35)
Net periodic benefit plan (income) cost	$21	$25	$65	$78

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2017 or 2016. During the third quarter and first nine months of 2017, TCF contributed $0.1 million and $0.2 million, respectively, to the Postretirement Plan compared with $0.1 million and $0.3 million for the same periods in 2016.

Note 13.  Derivative Instruments

Derivative instruments were as follows:

	At September 30, 2017
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$75,539	$2,180	$(2,180)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	397,903	6,044	(4,817)	1,227
Interest rate contracts	445,711	2,763	(91)	2,672
Interest rate lock commitments	33,763	489	—	489
Total derivative assets		$11,476	$(7,088)	$4,388
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$75	$(75)	$—
Derivatives not designated as hedges:
Interest rate contracts	92,799	613	(16)	597
Other contracts	13,804	384	(384)	—
Interest rate lock commitments	313	3	—	3
Total derivative liabilities		$1,075	$(475)	$600

	At December 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$61,760	$1,082	$—	$1,082
Derivatives not designated as hedges:
Forward foreign exchange contracts	250,018	2,995	(1,439)	1,556
Interest rate contracts	149,499	1,925	(633)	1,292
Interest rate lock commitments	27,954	318	—	318
Total derivative assets		$6,320	$(2,072)	$4,248
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,320	$(1,320)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	115,336	469	(445)	24
Interest rate contracts	149,499	1,936	(1,332)	604
Other contracts	13,804	619	(619)	—
Interest rate lock commitments	2,947	21	—	21
Total derivative liabilities		$4,365	$(3,716)	$649

The pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income was as follows:

		Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2017	2016	2017	2016
Consolidated Statements of Income:
Fair value hedges:
Interest rate contracts	Other non-interest income	$(135)	$(1,407)	$813	$9,132
Non-derivative hedged items	Other non-interest income	146	1,333	(601)	(7,868)
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	(10,690)	5,979	(20,323)	(23,459)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	(29)	(91)	189	146
Interest rate contracts	Other non-interest income	(155)	27	(263)	(92)
Other contracts	Other non-interest expense	—	—	—	(319)
Net gain (loss) recognized		$(10,863)	$5,841	$(20,185)	$(22,460)
Consolidated Statements of Comprehensive Income:
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(2,714)	$904	$(5,073)	$(2,691)
Net unrealized gain (loss)		$(2,714)	$904	$(5,073)	$(2,691)

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

At September 30, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $56.1 million. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $1.1 million in additional collateral. There were no forward foreign exchange contracts containing credit risk-related features in a net liability position at September 30, 2017.

At September 30, 2017, TCF had posted $7.5 million and $1.4 million of cash collateral related to its interest rate contracts and other contracts, respectively, and received $7.0 million of cash collateral related to its forward foreign exchange contracts.

Note 14.  Fair Value Disclosures

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

Other Real Estate Owned and Repossessed and Returned Assets The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned or repossessed and returned assets. Other real estate owned at September 30, 2017 and December 31, 2016 was $26.4 million and $46.8 million, respectively. Repossessed and returned assets at September 30, 2017 and December 31, 2016 was $11.4 million and $10.0 million, respectively. Other real estate owned and repossessed and returned assets were written down $1.6 million and $5.0 million, which was included in foreclosed real estate and repossessed assets, net expense for the third quarter and first nine months of 2017, respectively, compared with $2.0 million and $7.0 million for the same periods in 2016.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$830,621	$—	$830,621
Other	—	—	8	8
Obligations of states and political subdivisions	—	767,534	—	767,534
Loans held for sale	—	—	4,193	4,193
Interest-only strips	—	—	23,797	23,797
Forward foreign exchange contracts(1)	—	8,224	—	8,224
Interest rate contracts(1)	—	2,763	—	2,763
Interest rate lock commitments(1)	—	—	489	489
Forward loan sales commitments	—	—	20	20
Assets held in trust for deferred compensation plans	27,217	—	—	27,217
Total assets	$27,217	$1,609,142	$28,507	$1,664,866
Interest rate contracts(1)	$—	$688	$—	$688
Interest rate lock commitments(1)	—	—	3	3
Forward loan sales commitments	—	—	73	73
Liabilities held in trust for deferred compensation plans	27,217	—	—	27,217
Other contracts(1)	—	—	384	384
Total liabilities	$27,217	$688	$460	$28,365
Non-recurring Fair Value Measurements:
Loans	$—	$—	$74,097	$74,097
Other real estate owned:
Consumer	—	—	15,703	15,703
Commercial	—	—	3,451	3,451
Repossessed and returned assets	—	3,734	3,258	6,992
Total non-recurring fair value measurements	$—	$3,734	$96,509	$100,243

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the nine months ended September 30, 2017 and 2016.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Quarter Ended September 30, 2017:
Asset (liability) balance, beginning of period	$11	$5,238	$32,582	$515	$(67)	$(462)
Total net gains (losses) included in:
Net income	—	17	1,110	(29)	14	—
Other comprehensive income (loss)	—	—	(1,063)	—	—	—
Sales	—	(59,308)	—	—	—	—
Originations	—	58,634	542	—	—	—
Principal paydowns / settlements	(3)	(388)	(9,374)	—	—	78
Asset (liability) balance, end of period	$8	$4,193	$23,797	$486	$(53)	$(384)
At or For the Quarter Ended September 30, 2016:
Asset (liability) balance, beginning of period	$25	$7,565	$48,411	$953	$(317)	$(466)
Total net gains (losses) included in:
Net income	—	(72)	(819)	(91)	121	—
Other comprehensive income (loss)	—	—	784	—	—	—
Sales	—	(95,901)	—	—	—	—
Originations	—	94,739	2,513	—	—	—
Principal paydowns / settlements	(3)	—	(7,744)	—	—	79
Asset (liability) balance, end of period	$22	$6,331	$43,145	$862	$(196)	$(387)

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Nine Months Ended September 30, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	155	3,323	189	(414)	—
Other comprehensive income (loss)	—	—	(464)	—	—	—
Sales	—	(151,182)	—	—	—	—
Originations	—	149,118	2,458	—	—	—
Principal paydowns / settlements	(10)	(396)	(21,672)	—	—	235
Asset (liability) balance, end of period	$8	$4,193	$23,797	$486	$(53)	$(384)
At or For the Nine Months Ended September 30, 2016:
Asset (liability) balance, beginning of period	$34	$10,568	$44,332	$716	$265	$(305)
Total net gains (losses) included in:
Net income	—	126	1,697	146	(461)	(318)
Other comprehensive income (loss)	—	—	784	—	—	—
Sales	—	(257,641)	—	—	—	—
Originations	—	253,278	19,121	—	—	—
Principal paydowns / settlements	(12)	—	(22,789)	—	—	236
Asset (liability) balance, end of period	$22	$6,331	$43,145	$862	$(196)	$(387)

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

(In thousands)	At September 30, 2017	At December 31, 2016
Fair value carrying amount	$4,193	$6,498
Aggregate unpaid principal amount	4,082	6,563
Fair value carrying amount less aggregate unpaid principal	$111	$(65)

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at September 30, 2017 or December 31, 2016. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.3 million and $3.5 million for the third quarter and first nine months of 2017, respectively, compared with $2.1 million and $5.9 million for the same periods in 2016, and are included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2017 and December 31, 2016, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	Carrying Amount	Estimated Fair Value at September 30, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$87,690	$—	$87,690	$—	$87,690
Securities held to maturity	165,315	—	167,302	2,800	170,102
Loans held for sale	253,958	—	—	261,023	261,023
Loans:
Consumer real estate	4,930,812	—	—	5,042,688	5,042,688
Commercial real estate	2,711,668	—	—	2,672,585	2,672,585
Commercial business	778,012	—	—	755,703	755,703
Equipment finance	2,263,723	—	—	2,234,458	2,234,458
Inventory finance	2,576,077	—	—	2,560,652	2,560,652
Auto finance	3,240,413	—	—	3,233,835	3,233,835
Other	20,439	—	—	20,104	20,104
Allowance for loan losses(1)	(168,244)	—	—	—	—
Securitization receivable(2)	19,117	—	—	18,489	18,489
Total financial instrument assets	$16,878,980	$—	$254,992	$16,802,337	$17,057,329
Financial instrument liabilities:
Deposits	$18,107,486	$13,135,428	$5,004,242	$—	$18,139,670
Long-term borrowings	1,382,588	—	1,390,859	—	1,390,859
Total financial instrument liabilities	$19,490,074	$13,135,428	$6,395,101	$—	$19,530,529
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$20,353	$—	$20,353	$—	$20,353
Standby letters of credit	(59)	—	(59)	—	(59)
Total financial instruments with off-balance sheet risk	$20,294	$—	$20,294	$—	$20,294

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$74,714	$—	$74,714	$—	$74,714
Securities held to maturity	181,314	—	181,146	2,800	183,946
Loans held for sale	268,832	—	—	282,786	282,786
Loans:
Consumer real estate	5,084,352	—	—	5,165,062	5,165,062
Commercial real estate	2,634,191	—	—	2,583,775	2,583,775
Commercial business	652,287	—	—	631,215	631,215
Equipment finance	2,016,732	—	—	1,983,237	1,983,237
Inventory finance	2,470,175	—	—	2,453,184	2,453,184
Auto finance	2,647,741	—	—	2,656,266	2,656,266
Other	18,771	—	—	17,780	17,780
Allowance for loan losses(1)	(160,269)	—	—	—	—
Securitization receivable(2)	18,835	—	—	18,835	18,835
Total financial instrument assets	$15,907,675	$—	$255,860	$15,794,940	$16,050,800
Financial instrument liabilities:
Deposits	$17,242,522	$13,150,099	$4,112,685	$—	$17,262,784
Long-term borrowings	1,073,181	—	1,073,875	2,764	1,076,639
Total financial instrument liabilities	$18,315,703	$13,150,099	$5,186,560	$2,764	$18,339,423
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,681	$—	$21,681	$—	$21,681
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$21,652	$—	$21,652	$—	$21,652

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 15.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$60,528	$56,292	$167,238	$162,032
Preferred stock dividends	6,464	4,847	16,158	14,541
Impact of notice to redeem preferred stock (1)	5,779	—	5,779	—
Net income available to common stockholders	48,285	51,445	145,301	147,491
Less: Earnings allocated to participating securities	8	13	25	38
Earnings allocated to common stock	$48,277	$51,432	$145,276	$147,453
Weighted-average common shares outstanding for basic earnings per common share	168,970,543	167,366,069	168,492,877	167,155,393
Basic earnings per common share	$0.29	$0.31	$0.86	$0.88

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$48,277	$51,432	$145,276	$147,453
Weighted-average common shares outstanding used in basic earnings per common share calculation	168,970,543	167,366,069	168,492,877	167,155,393
Net dilutive effect of:
Non-participating restricted stock	269,394	516,083	312,297	478,641
Stock options	314	85,467	17,654	73,866
Weighted-average common shares outstanding for diluted earnings per common share	169,240,251	167,967,619	168,822,828	167,707,900
Diluted earnings per common share	$0.29	$0.31	$0.86	$0.88

(1)
Represents the amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the Series A Preferred Stock that were reclassified to retained earnings on September 15, 2017, the date the Company announced its intent to redeem the outstanding Series A Preferred Stock.

For the third quarter and first nine months of 2017, there were 4.0 million and 4.1 million, respectively, of outstanding shares related to warrants and non-participating restricted stock that were not included in the computation of diluted earnings per share because they were anti-dilutive. For the third quarter and first nine months of 2016, there were 5.1 million of outstanding shares related to warrants, non-participating restricted stock and stock options that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 16. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Professional fees	$9,875	$3,993	$26,295	$13,170
Advertising and marketing	6,060	5,488	19,678	17,053
Loan and lease processing	5,304	7,035	17,258	19,526
Outside processing	5,176	3,728	14,411	10,941
Card processing and issuance costs	4,719	3,952	13,534	11,634
FDIC insurance	4,181	4,082	11,964	11,946
Other	26,093	31,143	83,380	87,915
Total other non-interest expense	$61,408	$59,421	$186,520	$172,185

Note 17. Business Segments

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

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended September 30, 2017:
Net interest income	$145,361	$88,941	$(199)	$234,103
Provision for credit losses	11,129	3,416	—	14,545
Non-interest income	70,934	38,272	24	109,230
Non-interest expense	164,062	70,184	789	235,035
Income tax expense (benefit)	14,370	17,153	(819)	30,704
Income (loss) after income tax expense (benefit)	26,734	36,460	(145)	63,049
Income attributable to non-controlling interest	—	2,521	—	2,521
Preferred stock dividends	—	—	6,464	6,464
Impact of notice to redeem preferred stock	—	—	5,779	5,779
Net income (loss) available to common stockholders	$26,734	$33,939	$(12,388)	$48,285
Total assets	$9,025,172	$11,274,153	$2,705,713	$23,005,038
Revenues from external customers:
Interest income	$116,296	$130,618	$10,691	$257,605
Non-interest income	70,934	38,272	24	109,230
Total	$187,230	$168,890	$10,715	$366,835
At or For the Quarter Ended September 30, 2016:
Net interest income	$140,887	$85,721	$(14,590)	$212,018
Provision for credit losses	10,720	3,174	—	13,894
Non-interest income	89,373	30,393	(92)	119,674
Non-interest expense	165,668	61,382	1,828	228,878
Income tax expense (benefit)	19,367	17,355	(6,465)	30,257
Income (loss) after income tax expense (benefit)	34,505	34,203	(10,045)	58,663
Income attributable to non-controlling interest	—	2,371	—	2,371
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$34,505	$31,832	$(14,892)	$51,445
Total assets	$8,759,858	$9,902,952	$2,421,346	$21,084,156
Revenues from external customers:
Interest income	$111,107	$112,834	$8,785	$232,726
Non-interest income	89,373	30,393	(92)	119,674
Total	$200,480	$143,227	$8,693	$352,400

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Nine Months Ended September 30, 2017:
Net interest income	$428,782	$264,749	$(10,153)	$683,378
Provision for credit losses	33,211	12,973	—	46,184
Non-interest income	215,154	111,930	323	327,407
Non-interest expense	494,449	202,687	14,992	712,128
Income tax expense (benefit)	41,133	52,760	(16,552)	77,341
Income (loss) after income tax expense (benefit)	75,143	108,259	(8,270)	175,132
Income attributable to non-controlling interest	—	7,894	—	7,894
Preferred stock dividends	—	—	16,158	16,158
Impact of notice to redeem preferred stock	—	—	5,779	5,779
Net income (loss) available to common stockholders	$75,143	$100,365	$(30,207)	$145,301
Total assets	$9,025,172	$11,274,153	$2,705,713	$23,005,038
Revenues from external customers:
Interest income	$337,343	$380,210	$30,876	$748,429
Non-interest income	215,154	111,930	323	327,407
Total	$552,497	$492,140	$31,199	$1,075,836
At or For the Nine Months Ended September 30, 2016:
Net interest income	$420,886	$257,917	$(42,143)	$636,660
Provision for credit losses	36,278	9,708	—	45,986
Non-interest income	254,130	94,794	1,308	350,232
Non-interest expense	491,632	184,217	8,679	684,528
Income tax expense (benefit)	52,824	52,866	(18,924)	86,766
Income (loss) after income tax expense (benefit)	94,282	105,920	(30,590)	169,612
Income attributable to non-controlling interest	—	7,580	—	7,580
Preferred stock dividends	—	—	14,541	14,541
Net income (loss) available to common stockholders	$94,282	$98,340	$(45,131)	$147,491
Total assets	$8,759,858	$9,902,952	$2,421,346	$21,084,156
Revenues from external customers:
Interest income	$336,176	$338,461	$24,435	$699,072
Non-interest income	254,130	94,794	1,308	350,232
Total	$590,306	$433,255	$25,743	$1,049,304

Note 18.  Litigation Contingencies

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

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB's allegations. TCF has not accrued any amounts with respect to this matter because (i) TCF does not believe a loss is probable, (ii) TCF believes the Company has meritorious defenses to the claims made and (iii) the damages sought are unspecified and uncertain. Therefore, TCF is currently unable to reasonably estimate a range of potential loss, if any, relating to this matter. There is no assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.
Note 19.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

	Quarter Ended September 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$4,974	$(1,892)	$3,082	$(7,624)	$2,896	$(4,728)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(1,028)	391	(637)	425	(161)	264
Net unrealized gains (losses)	3,946	(1,501)	2,445	(7,199)	2,735	(4,464)
Net unrealized gains (losses) on net investment hedges	(2,714)	1,032	(1,682)	904	(343)	561
Foreign currency translation adjustment(1)	2,939	—	2,939	(957)	—	(957)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(12)	4	(8)	(12)	4	(8)
Total other comprehensive income (loss)	$4,159	$(465)	$3,694	$(7,264)	$2,396	$(4,868)

	Nine Months Ended September 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$28,562	$(10,859)	$17,703	$32,639	$(12,396)	$20,243
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(238)	90	(148)	1,448	(550)	898
Net unrealized gains (losses)	28,324	(10,769)	17,555	34,087	(12,946)	21,141
Net unrealized gains (losses) on net investment hedges	(5,073)	1,929	(3,144)	(2,691)	1,022	(1,669)
Foreign currency translation adjustment(1)	5,527	—	5,527	2,791	—	2,791
Recognized postretirement prior service cost:
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(35)	13	(22)	(35)	13	(22)
Total other comprehensive income (loss)	$28,743	$(8,827)	$19,916	$34,152	$(11,911)	$22,241

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in interest income for those securities that were previously transferred to held to maturity and in other non-interest expense for interest-only strips. During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At September 30, 2017 and December 31, 2016, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $12.3 million and $13.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. See Note 12, Employee Benefit Plans, for additional information regarding TCF's recognized postretirement prior service cost. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended September 30, 2017:
Balance, beginning of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)
Other comprehensive income (loss)	3,082	(1,682)	2,939	—	4,339
Amounts reclassified from accumulated other comprehensive income (loss)	(637)	—	—	(8)	(645)
Net other comprehensive income (loss)	2,445	(1,682)	2,939	(8)	3,694
Balance, end of period	$(11,046)	$3,349	$(6,237)	$125	$(13,809)
At or For the Quarter Ended September 30, 2016:
Balance, beginning of period	$15,898	$5,019	$(9,316)	$162	$11,763
Other comprehensive income (loss)	(4,728)	561	(957)	—	(5,124)
Amounts reclassified from accumulated other comprehensive income (loss)	264	—	—	(8)	256
Net other comprehensive income (loss)	(4,464)	561	(957)	(8)	(4,868)
Balance, end of period	$11,434	$5,580	$(10,273)	$154	$6,895

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Nine Months Ended September 30, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	17,703	(3,144)	5,527	—	20,086
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	—	(22)	(170)
Net other comprehensive income (loss)	17,555	(3,144)	5,527	(22)	19,916
Balance, end of period	$(11,046)	$3,349	$(6,237)	$125	$(13,809)
At or For the Nine Months Ended September 30, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	20,243	(1,669)	2,791	—	21,365
Amounts reclassified from accumulated other comprehensive income (loss)	898	—	—	(22)	876
Net other comprehensive income (loss)	21,141	(1,669)	2,791	(22)	22,241
Balance, end of period	$11,434	$5,580	$(10,273)	$154	$6,895

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At September 30, 2017, TCF had 321 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets).

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

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.2% and 67.6% of TCF's total revenue for the third quarter and first nine months of 2017, respectively, compared with 63.9% and 64.5% for the same periods in 2016. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. In addition, the leasing and equipment finance lending business generates non-interest income primarily from operating leases and sales-type leases.

As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily in consumer real estate, which result in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. TCF implemented changes to its auto finance business strategy in 2017, transitioning from a reliance on gains on sales of loans to an originate-to-hold model. Over time, this shift may decrease liquidity, capital and operational risk, increase credit risk and will impact net interest income, provision for credit losses, gains on sales of auto loans and servicing fee income, as auto finance loans with a higher risk-adjusted yield are retained on the balance sheet.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the third quarter and first nine months of 2017 and 2016, and on information about TCF's balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 29 cents and 86 cents for the third quarter and first nine months of 2017, respectively, compared with 31 cents and 88 cents for the same periods in 2016. The amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the 7.50% Series A non-cumulative perpetual preferred stock (the "Series A Preferred Stock") was reclassified to retained earnings on September 15, 2017, the date the Company announced its intent to redeem the outstanding Series A Preferred Stock which resulted in a non-cash, one-time reduction to net income available to common stockholders of $5.8 million utilized in the computation of earnings per common share and diluted earnings per common share. In addition, dividends of $1.6 million on the Series A Preferred Stock were accrued through October 15, 2017. These two items lowered earnings per common share and diluted earnings per common share by 4 cents per share for the third quarter and first nine months of 2017. TCF reported net income of $60.5 million and $167.2 million for the third quarter and first nine months of 2017, respectively, compared with $56.3 million and $162.0 million for the same periods in 2016. Net income increased $4.2 million, or 7.5%, and $5.2 million, or 3.2%, from the third quarter and first nine months of 2016, respectively.

Return on average assets on a fully tax-equivalent basis was 1.15% and 1.07% for the third quarter and first nine months of 2017, respectively, compared with 1.12% and 1.07% for the same periods in 2016. Total average assets were $21.9 billion and $21.8 billion for the third quarter and first nine months of 2017, respectively, increases of $0.9 billion, or 4.3%, and $0.7 billion, or 3.5%, from the same periods in 2016. Return on average common equity was 8.44% and 8.69% for the third quarter and first nine months of 2017, respectively, compared with 9.59% and 9.39% for the same periods in 2016. The decreases in the return on average common equity ratios were primarily due to decreases in net income available to common stockholders. TCF reported net income available to common stockholders of $48.3 million and $145.3 million for the third quarter and first nine months of 2017, respectively, compared with $51.4 million and $147.5 million for the same periods in 2016. Net income available to common stockholders decreased $3.2 million, or 6.1%, and $2.2 million, or 1.5%, from the third quarter and first nine months of 2016, respectively, primarily due to the impact of our notice to redeem the Series A Preferred Stock. Total average common equity was $2.3 billion and $2.2 billion for the third quarter and first nine months of 2017, respectively, increases of $0.1 billion, or 6.7%, and $0.1 billion, or 6.4%, from the same periods in 2016.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 68.2% and 67.6% of TCF's total revenue for the third quarter and first nine months of 2017, respectively, compared with 63.9% and 64.5% for the same periods in 2016. Net interest income was $234.1 million and $683.4 million for the third quarter and first nine months of 2017, respectively, compared with $212.0 million and $636.7 million for the same periods in 2016. Net interest income increased $22.1 million, or 10.4%, and $46.7 million, or 7.3%, from the third quarter and first nine months of 2016, respectively. The average yield on interest-earning assets on a fully tax-equivalent basis was 5.07% and 4.96% for the third quarter and first nine months of 2017, respectively, compared with 4.76% and 4.78% for the same periods in 2016. Average interest-earning assets increased $782.3 million, or 4.0%, and $695.8 million, or 3.5%, from the third quarter and first nine months of 2016, respectively. The average rate on interest-bearing liabilities on a fully tax-equivalent basis was 0.62% and 0.57% for the third quarter and first nine months of 2017, respectively, compared with 0.56% for the same periods in 2016. Average interest-bearing liabilities increased $481.3 million, or 3.3%, and $357.5 million, or 2.4%, from the third quarter and first nine months of 2016, respectively.

The increase in net interest income from the third quarter of 2016 was primarily due to an increase in interest income on loans and leases, partially offset by a decrease in interest income on loans held for sale and an increase in total interest expense. Total interest income was $257.6 million for the third quarter of 2017, compared with $232.7 million for the same period in 2016. Total interest income increased $24.9 million, or 10.7%, from the third quarter of 2016 primarily due to increased average yields and higher average balances of the variable- and adjustable-rate commercial loans and variable-rate inventory finance loans, as well as increased average yields on the variable- and adjustable-rate consumer real estate loans and fixed-rate auto finance loans. These increases were partially offset by a lower average balance in the fixed-rate consumer real estate portfolio. Total interest expense was $23.5 million for the third quarter of 2017, compared with $20.7 million for the same period in 2016. Total interest expense increased $2.8 million, or 13.5%, from the third quarter of 2016, primarily due to increased average rates and higher average balances of certificates of deposit, as well as higher average balances of long-term borrowings, partially offset by decreased average rates and lower average balances of money market accounts.

The increase in net interest income from the first nine months of 2016 was primarily due to an increase in interest income on loans and leases and an increase in interest income on securities available for sale, partially offset by a decrease in interest income on loans held for sale and an increase in interest expense on borrowings. Total interest income was $748.4 million for the first nine months of 2017, compared with $699.1 million for the same period in 2016. Total interest income increased $49.4 million, or 7.1%, from the first nine months of 2016 primarily due to higher average balances and increased average yields on the variable-rate inventory finance loans and increased average yields and higher average balances of the variable- and adjustable-rate commercial loans, as well as increased average yields on the fixed-rate auto finance loans and the variable- and adjustable-rate consumer real estate loans. The increase in interest income on securities available for sale was primarily due to a higher average balance. These increases were partially offset by a lower average balance in the fixed-rate consumer real estate portfolio. Interest expense on borrowings was $19.9 million for the first nine months of 2017, compared with $15.7 million for the same period in 2016. Interest expense on borrowings increased of $4.2 million, or 26.8%, from the first nine months of 2016, primarily due to higher average balances of Federal Home Loan Bank ("FHLB") advances.

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

Net interest margin was 4.61% and 4.53% for the third quarter and first nine months of 2017, respectively, compared with 4.34% and 4.35% for the same periods in 2016. Net interest margin increased 27 basis points and 18 basis points from the third quarter and first nine months of 2016, respectively. The increases in net interest margin from both periods were primarily due to higher average yields on the variable- and adjustable-rate loans due to interest rate increases. The increase from the third quarter of 2016 was partially offset by higher average rates on certificates of deposit.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$279,839	$2,679	3.80%	$331,107	$2,380	2.86%
Securities held to maturity	166,883	1,073	2.57	187,414	1,049	2.24
Securities available for sale:(3)
Taxable	825,192	4,619	2.24	747,890	4,167	2.23
Tax-exempt(4)	737,859	5,949	3.22	570,013	4,553	3.19
Loans and leases held for sale	96,143	1,394	5.75	558,649	11,406	8.12
Loans and leases:(5)
Consumer real estate:
Fixed-rate	1,872,607	26,490	5.61	2,216,945	32,041	5.75
Variable- and adjustable-rate	2,964,493	44,160	5.91	2,918,631	38,796	5.29
Total consumer real estate	4,837,100	70,650	5.80	5,135,576	70,837	5.49
Commercial:
Fixed-rate	980,262	11,411	4.62	944,347	11,675	4.92
Variable- and adjustable-rate	2,493,163	29,915	4.76	2,147,768	21,121	3.91
Total commercial	3,473,425	41,326	4.72	3,092,115	32,796	4.22
Leasing and equipment finance	4,316,434	48,874	4.53	4,147,488	46,422	4.48
Inventory finance	2,479,416	41,922	6.71	2,272,409	34,665	6.07
Auto finance	3,280,612	42,785	5.17	2,670,272	27,251	4.06
Other	11,567	146	5.03	9,252	136	5.85
Total loans and leases	18,398,554	245,703	5.31	17,327,112	212,107	4.88
Total interest-earning assets	20,504,470	261,417	5.07	19,722,185	235,662	4.76
Other assets(6)	1,434,957			1,303,670
Total assets	$21,939,427			$21,025,855
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,940,797			$1,771,840
Small business	937,847			894,761
Commercial and custodial	642,400			583,430
Total non-interest bearing deposits	3,521,044			3,250,031
Interest-bearing deposits:
Checking	2,539,211	99	0.02	2,434,934	88	0.01
Savings	4,846,090	932	0.08	4,661,565	399	0.03
Money market	2,106,814	2,478	0.47	2,496,590	3,823	0.61
Certificates of deposit	4,636,007	13,506	1.16	4,304,990	11,541	1.07
Total interest-bearing deposits	14,128,122	17,015	0.48	13,898,079	15,851	0.45
Total deposits	17,649,166	17,015	0.38	17,148,110	15,851	0.37
Borrowings:
Short-term borrowings	6,448	21	1.33	8,485	19	0.86
Long-term borrowings	983,004	6,466	2.62	729,737	4,838	2.65
Total borrowings	989,452	6,487	2.62	738,222	4,857	2.63
Total interest-bearing liabilities	15,117,574	23,502	0.62	14,636,301	20,708	0.56
Total deposits and borrowings	18,638,618	23,502	0.50	17,886,332	20,708	0.46
Other liabilities	723,792			708,048
Total liabilities	19,362,410			18,594,380
Total TCF Financial Corp. stockholders' equity	2,554,667			2,409,312
Non-controlling interest in subsidiaries	22,350			22,163
Total equity	2,577,017			2,431,475
Total liabilities and equity	$21,939,427			$21,025,855
Net interest income and margin		$237,915	4.61		$214,954	4.34

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $249.0 million and $138.2 million for the third quarters of 2017 and 2016, respectively.

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$275,278	$8,142	3.95%	$334,210	$6,992	2.79%
Securities held to maturity	172,341	3,388	2.62	193,780	3,484	2.40
Securities available for sale:(3)
Taxable	820,968	13,707	2.23	695,721	11,838	2.27
Tax-exempt(4)	689,807	16,632	3.21	457,308	11,049	3.22
Loans and leases held for sale	240,753	14,768	8.20	475,017	29,878	8.40
Loans and leases:(5)
Consumer real estate:
Fixed-rate	1,972,528	83,456	5.66	2,324,648	100,386	5.77
Variable- and adjustable-rate	2,897,509	124,381	5.74	2,959,168	117,625	5.31
Total consumer real estate	4,870,037	207,837	5.71	5,283,816	218,011	5.51
Commercial:
Fixed-rate	982,414	34,250	4.66	979,913	36,233	4.94
Variable- and adjustable-rate	2,415,999	81,504	4.51	2,140,039	63,601	3.97
Total commercial	3,398,413	115,754	4.55	3,119,952	99,834	4.27
Leasing and equipment finance	4,293,364	144,786	4.50	4,057,755	135,900	4.47
Inventory finance	2,632,385	123,633	6.28	2,422,979	105,633	5.82
Auto finance	3,050,555	109,865	4.82	2,708,470	83,748	4.13
Other	10,520	414	5.27	9,617	413	5.75
Total loans and leases	18,255,274	702,289	5.14	17,602,589	643,539	4.88
Total interest-earning assets	20,454,421	758,926	4.96	19,758,625	706,780	4.78
Other assets(6)	1,338,670			1,295,913
Total assets	$21,793,091			$21,054,538
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,929,767			$1,780,397
Small business	910,185			870,024
Commercial and custodial	625,789			575,513
Total non-interest bearing deposits	3,465,741			3,225,934
Interest-bearing deposits:
Checking	2,541,384	265	0.01	2,451,330	261	0.01
Savings	4,803,310	1,971	0.05	4,679,737	1,081	0.03
Money market	2,236,972	7,897	0.47	2,509,033	11,663	0.62
Certificates of deposit	4,314,088	35,033	1.09	4,239,676	33,730	1.06
Total interest-bearing deposits	13,895,754	45,166	0.43	13,879,776	46,735	0.45
Total deposits	17,361,495	45,166	0.35	17,105,710	46,735	0.36
Borrowings:
Short-term borrowings	5,776	41	0.95	7,718	42	0.72
Long-term borrowings	1,220,615	19,844	2.17	877,123	15,635	2.38
Total borrowings	1,226,391	19,885	2.16	884,841	15,677	2.36
Total interest-bearing liabilities	15,122,145	65,051	0.57	14,764,617	62,412	0.56
Total deposits and borrowings	18,587,886	65,051	0.47	17,990,551	62,412	0.46
Other liabilities	687,826			683,198
Total liabilities	19,275,712			18,673,749
Total TCF Financial Corp. stockholders' equity	2,494,152			2,358,387
Non-controlling interest in subsidiaries	23,227			22,402
Total equity	2,517,379			2,380,789
Total liabilities and equity	$21,793,091			$21,054,538
Net interest income and margin		$693,875	4.53		$644,368	4.35

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)	Average balances and yields of securities available for sale are based upon historical amortized cost and exclude equity securities.

(4)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(5)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(6)	Includes leased equipment and related initial direct costs under operating leases of $210.2 million and $134.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The composition of TCF's provision for credit losses was as follows:

	Quarter Ended September 30,				Change
(Dollars in thousands)	2017		2016		$	%
Consumer real estate	$(5,669)	(39.0)%	$1,402	10.1%	$(7,071)	N.M.
Commercial	1,479	10.2	411	3.0	1,068	N.M.
Leasing and equipment finance	1,967	13.5	2,367	17.0	(400)	(16.9)%
Inventory finance	240	1.7	335	2.4	(95)	(28.4)
Auto finance	15,437	106.1	8,361	60.2	7,076	84.6
Other	1,091	7.5	1,018	7.3	73	7.2
Total	$14,545	100.0%	$13,894	100.0%	$651	4.7

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2017		2016		$	%
Consumer real estate	$(13,553)	(29.3)%	$8,963	19.5%	$(22,516)	N.M.
Commercial	8,625	18.7	1,801	3.9	6,824	N.M.
Leasing and equipment finance	5,520	11.9	5,922	12.9	(402)	(6.8)%
Inventory finance	(903)	(2.0)	1,925	4.2	(2,828)	N.M.
Auto finance	44,141	95.6	26,001	56.5	18,140	69.8
Other	2,354	5.1	1,374	3.0	980	71.3
Total	$46,184	100.0%	$45,986	100.0%	$198	0.4
N.M. Not Meaningful.

TCF's provision for credit losses was $14.5 million and $46.2 million for the third quarter and first nine months of 2017, respectively, compared with $13.9 million and $46.0 million for the same periods in 2016. The provision for credit losses increased $0.7 million, or 4.7%, from the third quarter of 2016 and $0.2 million, or 0.4%, from the first nine months of 2016. The increase from the third quarter of 2016 was primarily due to increased reserve requirements related to recent hurricanes of $5.2 million based on an initial analysis of current exposure and historical portfolio performance following similar natural disasters, primarily related to the auto finance portfolio. The increase was also due to increased net charge-offs in the auto finance portfolio and increased reserve requirements unrelated to the recent hurricanes in the commercial portfolio. These increases were partially offset by the recovery of $4.6 million on previous charge-offs related to the non-accrual loans that were sold and lower reserve requirements in the consumer real estate portfolio. The increase from the first nine months of 2016 was primarily due to growth, increased net charge-offs and increased reserve requirements related to recent hurricanes in the auto finance portfolio and increased net charge-offs and growth in the commercial portfolio. These increases were partially offset by the recovery of $13.3 million on previous charge-offs related to the non-accrual loans that were sold and lower reserve requirements in the consumer real estate portfolio, as well as lower reserve requirements in the inventory finance portfolio.

Net loan and lease charge-offs for the third quarter and first nine months of 2017 were $8.2 million, or 0.18% (annualized), and $26.2 million, or 0.19% (annualized), of average loans and leases, respectively, compared with $11.5 million, or 0.26% (annualized), and $33.5 million, or 0.25% (annualized), for the same periods in 2016. Net loan and lease charge-offs decreased $3.3 million and $7.3 million from the third quarter and first nine months of 2016, respectively. The decrease in net loan and lease charge-offs from the third quarter of 2016 was primarily due to the recovery of $4.6 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold, partially offset by increased net charge-offs in the auto finance portfolio. The decrease from the first nine months of 2016 was primarily due to the recovery of $13.3 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold in the first and third quarters of 2017, partially offset by increased net charge-offs in the auto finance and commercial portfolios.

For additional information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 31.8% and 32.4% of total revenue for the third quarter and first nine months of 2017, respectively, compared with 36.1% and 35.5% for the same periods in 2016, and is an important factor in TCF's results of operations. Non-interest income was $109.2 million and $327.4 million for the third quarter and first nine months of 2017, respectively, compared with $119.7 million and $350.2 million for the same periods in 2016. Non-interest income decreased $10.4 million, or 8.7%, and $22.8 million, or 6.5%, from the third quarter and first nine months of 2016, respectively, primarily due to decreases in gains on sales of auto loans, net and gains on sales of consumer real estate loans, net, partially offset by increases in leasing and equipment finance non-interest income. The decrease from the first nine months of 2016 was also due to a decrease in fees and service charges, partially offset by an increase in servicing fee income.

The components of non-interest income were as follows:

	Quarter Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Fees and service charges	$34,605	$35,093	$(488)	(1.4)%
Card revenue	14,177	13,747	430	3.1
ATM revenue	5,234	5,330	(96)	(1.8)
Subtotal	54,016	54,170	(154)	(0.3)
Gains on sales of auto loans, net	—	11,624	(11,624)	(100.0)
Gains on sales of consumer real estate loans, net	8,049	13,528	(5,479)	(40.5)
Servicing fee income	9,966	10,393	(427)	(4.1)
Subtotal	18,015	35,545	(17,530)	(49.3)
Leasing and equipment finance	34,080	28,289	5,791	20.5
Other	2,930	2,270	660	29.1
Fees and other revenue	109,041	120,274	(11,233)	(9.3)
Gains (losses) on securities, net	189	(600)	789	N.M.
Total non-interest income	$109,230	$119,674	$(10,444)	(8.7)
Total non-interest income as a percentage of total revenue	31.8%	36.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Fees and service charges	$98,620	$102,532	$(3,912)	(3.8)%
Card revenue	41,481	41,193	288	0.7
ATM revenue	14,970	15,639	(669)	(4.3)
Subtotal	155,071	159,364	(4,293)	(2.7)
Gains on sales of auto loans, net	3,244	33,687	(30,443)	(90.4)
Gains on sales of consumer real estate loans, net	25,920	33,751	(7,831)	(23.2)
Servicing fee income	32,347	28,778	3,569	12.4
Subtotal	61,511	96,216	(34,705)	(36.1)
Leasing and equipment finance	102,208	87,850	14,358	16.3
Other	8,428	7,518	910	12.1
Fees and other revenue	327,218	350,948	(23,730)	(6.8)
Gains (losses) on securities, net	189	(716)	905	N.M.
Total non-interest income	$327,407	$350,232	$(22,825)	(6.5)
Total non-interest income as a percentage of total revenue	32.4%	35.5%
N.M. Not Meaningful.

Fees and Service Charges  Fees and service charges totaled $34.6 million and $98.6 million for the third quarter and first nine months of 2017, respectively, compared with $35.1 million and $102.5 million for the same periods in 2016. Fees and service charges decreased $0.5 million, or 1.4%, and $3.9 million, or 3.8%, from the third quarter and first nine months of 2016, respectively, primarily due to lower overdraft fees due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $0.0 million and $3.2 million for the third quarter and first nine months of 2017, respectively, compared with $11.6 million and $33.7 million for the same periods in 2016. Gains on sales of auto loans, net decreased $11.6 million, or 100.0%, and $30.4 million, or 90.4%, from the third quarter and first nine months of 2016, respectively, primarily due to the strategic shift in auto finance. TCF did not sell any auto loans in the third quarter of 2017 and sold $298.6 million of auto loans during the first nine months of 2017, compared with $614.9 million and $1.6 billion for the same periods in 2016.

Gains on Sales of Consumer Real Estate Loans, Net  Net gains on sales of consumer real estate loans totaled $8.0 million and $25.9 million for the third quarter and first nine months of 2017, respectively, compared with $13.5 million and $33.8 million for the same periods in 2016. Gains on sales of consumer real estate loans, net decreased $5.5 million, or 40.5%, and $7.8 million, or 23.2%, from the third quarter and first nine months of 2016, respectively, primarily due to decreased volume of loans sold. TCF sold $291.0 million and $943.8 million of consumer real estate loans during the third quarter and first nine months of 2017, respectively, compared with $437.1 million and $1.1 billion for the same periods in 2016. Included in consumer real estate loans sold in the third quarter and first nine months of 2017 were $21.8 million and $71.2 million, respectively, of non-accrual loans.

Servicing Fee Income  Servicing fee income totaled $10.0 million and $32.3 million for the third quarter and first nine months of 2017, respectively, compared with $10.4 million and $28.8 million for the same periods in 2016. Average loans and leases serviced for others were $5.0 billion and $5.3 billion for the third quarter and first nine months of 2017, respectively, compared with $5.1 billion and $4.7 billion for the same periods in 2016. Servicing fee income decreased $0.4 million, or 4.1%, and increased $3.6 million, or 12.4%, from the third quarter and first nine months of 2016, respectively. The decrease in servicing fee income from the third quarter of 2016 was primarily due to run-off in the auto finance serviced for others portfolio, partially offset by the cumulative effect of the increase in the portfolio of consumer real estate loans sold with servicing retained by TCF. The increase in servicing fee income from the first nine months of 2016 was primarily due to the cumulative effect of the increases in the portfolios of auto finance and consumer real estate loans sold with servicing retained by TCF.

Leasing and Equipment Finance Leasing and equipment finance non-interest income totaled $34.1 million and $102.2 million for the third quarter and first nine months of 2017, respectively, compared with $28.3 million and $87.9 million for the same periods in 2016. Leasing and equipment finance non-interest income increased $5.8 million, or 20.5%, and $14.4 million, or 16.3%, from the third quarter and first nine months of 2016, respectively. The increase from the third quarter of 2016 was primarily due to an increase in operating lease revenue mainly driven by the acquisition of Equipment Financing & Leasing Corporation ("EFLC") in the second quarter of 2017, partially offset by a decrease in sales-type lease revenue due to customer-driven events. The increase from the first nine months of 2016 was primarily due to an increase in operating lease revenue mainly driven by the acquisition of EFLC and an increase in sales-type lease revenue due to customer-driven events.

Non-interest Expense  Non-interest expense totaled $235.0 million and $712.1 million for the third quarter and first nine months of 2017, respectively, compared with $228.9 million and $684.5 million for the same periods in 2016. Non-interest expense increased $6.2 million, or 2.7%, and $27.6 million, or 4.0%, from the third quarter and first nine months of 2016, respectively.

The components of non-interest expense were as follows:

	Quarter Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Compensation and employee benefits	$115,127	$117,155	$(2,028)	(1.7)%
Occupancy and equipment	38,766	37,938	828	2.2
Other	61,408	59,421	1,987	3.3
Subtotal	215,301	214,514	787	0.4
Operating lease depreciation	15,696	10,038	5,658	56.4
Foreclosed real estate and repossessed assets, net	3,829	4,243	(414)	(9.8)
Other credit costs, net	209	83	126	151.8
Total non-interest expense	$235,035	$228,878	$6,157	2.7

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Compensation and employee benefits	$355,522	$359,721	$(4,199)	(1.2)%
Occupancy and equipment	117,331	111,830	5,501	4.9
Other	186,520	172,185	14,335	8.3
Subtotal	659,373	643,736	15,637	2.4
Operating lease depreciation	39,404	29,453	9,951	33.8
Foreclosed real estate and repossessed assets, net	13,017	11,298	1,719	15.2
Other credit costs, net	334	41	293	N.M.
Total non-interest expense	$712,128	$684,528	$27,600	4.0
N.M. Not Meaningful.

Compensation and Employee Benefits Expense Compensation and employee benefits expense totaled $115.1 million and $355.5 million for the third quarter and first nine months of 2017, respectively, compared with $117.2 million and $359.7 million for the same periods in 2016. Compensation and employee benefits expense decreased $2.0 million, or 1.7%, and $4.2 million, or 1.2%, from the third quarter and first nine months of 2016, respectively, primarily due to reduced headcount in auto finance, partially offset by higher enterprise services contract labor utilization.

Other Non-interest Expense Other non-interest expense totaled $61.4 million and $186.5 million for the third quarter and first nine months of 2017, respectively, compared with $59.4 million and $172.2 million for the same periods in 2016. Other non-interest expense increased $2.0 million, or 3.3%, and $14.3 million, or 8.3%, from the third quarter and first nine months of 2016, respectively. The increase in other non-interest expense from the third quarter of 2016 was primarily due to increased professional fees of $5.9 million related primarily to strategic investments in technology capabilities, partially offset by a $2.2 million decrease in impairment charges on interest-only strips and a $1.7 million decrease in loan and lease processing expense. The increase from the first nine months of 2016 was primarily due to increased professional fees of $13.1 million related primarily to strategic investments in technology capabilities, higher severance expense of $5.7 million related primarily to the auto finance business and a $3.5 million increase in outside processing costs, partially offset by $3.5 million of branch realignment expense incurred in the first nine months of 2016, a $2.3 million decrease in loan and lease processing expense and a $1.8 million decrease in impairment charges on interest-only strips. See Note 16, Other Non-interest Expense of Notes to Consolidated Financial Statements for additional information.

Operating Lease Depreciation Operating lease depreciation totaled $15.7 million and $39.4 million for the third quarter and first nine months of 2017, respectively, compared with $10.0 million and $29.5 million for the same periods in 2016. Operating lease depreciation increased $5.7 million, or 56.4%, and $10.0 million, or 33.8%, from the third quarter and first nine months of 2016, respectively, primarily due to increases in leasing and equipment finance operating lease revenue related to the acquisition of EFLC.

Foreclosed Real Estate and Repossessed Assets, Net Foreclosed real estate and repossessed assets expense, net totaled $3.8 million and $13.0 million for the third quarter and first nine months of 2017, respectively, compared with $4.2 million and $11.3 million for the same periods in 2016. Foreclosed real estate and repossessed assets expense, net remained consistent with the third quarter of 2016 and increased $1.7 million, or 15.2%, from the first nine months of 2016, respectively. The increase from the first nine months of 2016 was primarily due to higher repossessed assets expense primarily attributable to auto finance, partially offset by lower operating costs associated with maintaining fewer consumer properties.

Income Taxes  Income tax expense was 32.7% and 30.6% of income before income tax expense for the third quarter and first nine months of 2017, respectively, compared with 34.0% and 33.8% for the same periods in 2016. The lower effective income tax rate from the first nine months of 2016 was primarily due to a $3.4 million favorable state tax settlement in the second quarter of 2017 and $2.8 million of tax benefits related to stock compensation recorded in income tax expense that were previously recorded in additional paid-in capital. See Note 1, Basis of Presentation of Notes to Consolidated Financial Statements for additional information.

Reportable Segment Results

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 17, Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.

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

Consumer Banking generated net income available to common stockholders of $26.7 million and $75.1 million for the third quarter and first nine months of 2017, respectively, compared with $34.5 million and $94.3 million for the same periods in 2016. Consumer Banking net income available to common stockholders decreased $7.8 million, or 22.5%, and $19.1 million, or 20.3%, from the third quarter and first nine months of 2016, respectively.

Consumer Banking net interest income totaled $145.4 million and $428.8 million for the third quarter and first nine months of 2017, respectively, compared with $140.9 million and $420.9 million for the same periods in 2016. Net interest income increased $4.5 million, or 3.2%, and $7.9 million, or 1.9%, from the third quarter and first nine months of 2016, respectively.

The increase in net interest income from the third quarter of 2016 was primarily due to an increase in interest income on loans and an increase in funds transfer pricing credits, partially offset by a decrease in interest income on loans held for sale and an increase in total interest expense. Total interest income was $209.3 million for the third quarter of 2017, compared with $200.0 million for the same period in 2016. Total interest income increased $9.3 million, or 4.6%, from the third quarter of 2016 primarily due to increased average yields on the variable- and adjustable-rate consumer real estate loans and fixed-rate auto finance loans and an increase in funds transfer pricing credits, partially offset by a lower average balance in the fixed-rate consumer real estate portfolio. Total interest expense was $64.0 million for the third quarter of 2017, compared with $59.2 million for the same period in 2016. Total interest expense increased $4.8 million, or 8.2%, from the third quarter of 2016 primarily due to higher funds transfer pricing charges and an increase in interest expense on borrowings.

The increase in net interest income from the first nine months of 2016 was also primarily due to an increase in interest income on loans and an increase in funds transfer pricing credits, partially offset by a decrease in interest income on loans held for sale and an increase in total interest expense. Total interest income was $609.3 million for the first nine months of 2017, compared with $598.7 million for the same period in 2016. Total interest income increased $10.6 million, or 1.8%, from the first nine months of 2016 primarily due to increased average yields on the fixed-rate auto finance loans, an increase in funds transfer pricing credits and increased average yields on the variable- and adjustable-rate consumer real estate loans, partially offset by a lower average balance in the fixed-rate consumer real estate portfolio. Total interest expense was $180.5 million for the first nine months of 2017, compared with $177.8 million for the same period in 2016.Total interest expense increased $2.7 million, or 1.5%, from the first nine months of 2016 primarily due to an increase in interest expense on borrowings and higher funds transfer pricing charges, partially offset by lower interest expense on deposits.

Consumer Banking provision for credit losses totaled $11.1 million and $33.2 million for the third quarter and first nine months of 2017, respectively, compared with $10.7 million and $36.3 million for the same periods in 2016. The provision for credit losses increased $0.4 million, or 3.8%, and decreased $3.1 million, or 8.5%, from the third quarter and first nine months of 2016, respectively. The increase in the provision for credit losses from the third quarter of 2016 was primarily due to increased reserve requirements related to recent hurricanes and increased net charge-offs in the auto finance portfolio, partially offset by the recovery of $4.6 million on previous charge-offs related to the non-accrual loans that were sold and lower reserve requirements in the consumer real estate portfolio. The decrease in the provision for credit losses from the first nine months of 2016 was primarily due to the recovery of $13.3 million on previous charge-offs related to the non-accrual loans that were sold and lower reserve requirements in the consumer real estate portfolio, partially offset by growth, increased net charge-offs and increased reserve requirements related to recent hurricanes in the auto finance portfolio.

Consumer Banking non-interest income totaled $70.9 million and $215.2 million for the third quarter and first nine months of 2017, respectively, compared with $89.4 million and $254.1 million for the same periods in 2016. Non-interest income decreased $18.4 million, or 20.6%, and $39.0 million, or 15.3%, from the third quarter and first nine months of 2016, respectively, primarily due to decreases in net gains on sales of auto loans, net gains on sales of consumer real estate loans, and fees and service charges. The decrease from the first nine months of 2016 was partially offset by an increase in servicing fee income.

Net gains on sales of auto loans totaled $0.0 million and $3.2 million for the third quarter and first nine months of 2017, respectively, compared with $11.6 million and $33.7 million for the same periods in 2016. Net gains on sales of auto loans decreased $11.6 million, or 100.0%, and $30.4 million, or 90.4%, from the third quarter and first nine months of 2016, respectively, due to the strategic shift in auto finance.

Net gains on sales of consumer real estate loans totaled $8.0 million and $25.9 million for the third quarter and first nine months of 2017, respectively, compared with $13.5 million and $33.8 million for the same periods in 2016. Net gains on sales of consumer real estate loans decreased $5.5 million, or 40.4%, and $7.8 million, or 23.2%, from the third quarter and first nine months of 2016, respectively, primarily due to decreased volume of loans sold.

Fees and service charges totaled $31.1 million and $90.8 million for the third quarter and first nine months of 2017, respectively, compared with $33.3 million and $97.3 million for the same periods in 2016. Fees and service charges decreased $2.1 million, or 6.4%, and $6.5 million, or 6.7%, from the third quarter and first nine months of 2016, respectively, primarily due to lower overdraft fees due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Servicing fee income totaled $9.6 million and $31.4 million for the third quarter and first nine months of 2017, respectively, compared with $10.1 million and $27.5 million for the same periods in 2016. Average consumer real estate and auto finance loans serviced for others were $4.7 billion and $5.0 billion for the third quarter and first nine months of 2017, respectively, compared with $4.8 billion and $4.5 billion for the same periods in 2016. Servicing fee income decreased $0.4 million, or 4.4%, and increased $3.9 million, or 14.2%, from the third quarter and first nine months of 2017, respectively. The decrease in servicing fee income from the third quarter of 2016 was primarily due to run-off in the auto finance serviced for others portfolio, partially offset by the cumulative effect of the increase in the portfolio of consumer real estate loans sold with servicing retained by TCF. The increase in servicing fee income from the first nine months of 2016 was primarily due to the cumulative effect of the increases in the portfolios of auto finance loans and consumer real estate loans sold with servicing retained by TCF.

Consumer Banking non-interest expense totaled $164.1 million and $494.4 million for the third quarter and first nine months of 2017, respectively, compared with $165.7 million and $491.6 million for the same periods in 2016. Non-interest expense decreased $1.6 million, or 1.0%, and increased $2.8 million, or 0.6%, from the third quarter and first nine months of 2016, respectively. The decrease in non-interest expense from the third quarter of 2016 was primarily due to a decrease in compensation and employee benefits expense attributable to reduced headcount in auto finance and a decrease in other non-interest expense attributable to a decrease in impairment charges on interest-only strips and lower loan and lease processing expense, partially offset by higher occupancy and equipment expense and higher professional fees related to strategic investments in technology capabilities. The increase from the first nine months of 2016 was primarily due to increases in occupancy and equipment expense, allocation expense from Enterprise Services, severance expense, advertising and marketing expense, professional fees and foreclosed real estate and repossessed assets expense. These increases were partially offset by decreases in compensation and employee benefits expense attributable to reduced headcount in auto finance, $3.5 million of branch realignment expense incurred in the first nine months of 2016, lower loan and lease processing expense and a decrease in impairment charges on interest-only strips.

Wholesale Banking

Wholesale Banking is comprised of commercial real estate and business lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $33.9 million and $100.4 million for the third quarter and first nine months of 2017, respectively, compared with $31.8 million and $98.3 million for the same periods in 2016. Wholesale Banking net income available to common stockholders increased $2.1 million, or 6.6%, and $2.0 million, or 2.1%, from the third quarter and first nine months of 2016, respectively.

Wholesale Banking net interest income totaled $88.9 million and $264.7 million for the third quarter and first nine months of 2017, respectively, compared with $85.7 million and $257.9 million for the same periods in 2016. Net interest income increased $3.2 million, or 3.8%, and $6.8 million, or 2.6%, from the third quarter and first nine months of 2016, respectively.

The increase in net interest income from the third quarter of 2016 was primarily due to an increase in interest income on loans and leases, partially offset by an increase in total interest expense. Total interest income was $139.3 million for the third quarter of 2017, compared with $119.6 million for the same period in 2016. Total interest income increased $19.7 million, or 16.5%, from the third quarter of 2016 primarily due to increased average yields and higher average balances of the variable- and adjustable-rate commercial loans and variable-rate inventory finance loans. Total interest expense was $50.3 million for the third quarter of 2017, compared with $33.9 million for the same period in 2016. Total interest expense increased $16.5 million, or 48.7%, from the third quarter of 2016 primarily due to higher funds transfer pricing charges and an increase in interest expense on borrowings.

The increase in net interest income from the first nine months of 2016 was also primarily due to an increase in interest income on loans and leases, partially offset by an increase in total interest expense. Total interest income was $403.0 million for the first nine months of 2017, compared with $358.1 million for the same period in 2016. Total interest income increased $44.9 million, or 12.5%, from the first nine months of 2016 primarily due to higher average balances and increased average yields on the variable-rate inventory finance loans, increased average yields and higher average balances of the variable- and adjustable-rate commercial loans and higher average balances in the leasing and equipment finance portfolio. Total interest expense was $138.2 million for the first nine months of 2017, compared with $100.1 million for the same period in 2016. Total interest expense increased $38.1 million, or 38.0%, from the first nine months of 2016 primarily due to higher funds transfer pricing charges and an increase in interest expense on borrowings.

Wholesale Banking provision for credit losses totaled $3.4 million and $13.0 million for the third quarter and first nine months of 2017, respectively, compared with $3.2 million and $9.7 million for the same periods in 2016. The provision for credit losses increased $0.2 million, or 7.6%, and $3.3 million, or 33.6%, from the third quarter and first nine months of 2016, respectively. The increase from the third quarter of 2016 was primarily due to increased reserve requirements in the commercial portfolio. The increase from the first nine months of 2016 was primarily due to increased net charge-offs and growth in the commercial portfolio, partially offset by lower reserve requirements in the inventory finance portfolio.

Wholesale Banking non-interest income totaled $38.3 million and $111.9 million for the third quarter and first nine months of 2017, respectively, compared with $30.4 million and $94.8 million for the same periods in 2016. Non-interest income increased $7.9 million, or 25.9%, and $17.1 million, or 18.1%, from the third quarter and first nine months of 2016, respectively, primarily due to an increase in leasing and equipment finance non-interest income attributable to operating lease revenue mainly driven by the acquisition of EFLC in the second quarter of 2017.

Wholesale Banking non-interest expense totaled $70.2 million and $202.7 million for the third quarter and first nine months of 2017, respectively, compared with $61.4 million and $184.2 million for the same periods in 2016. Non-interest expense increased $8.8 million, or 14.3%, and $18.5 million, or 10.0%, from the third quarter and first nine months of 2016, respectively, primarily due to increases in operating lease depreciation and occupancy and equipment expense.

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

Enterprise Services generated a net loss available to common stockholders of $12.4 million and $30.2 million for the third quarter and first nine months of 2017, respectively, compared with $14.9 million and $45.1 million for the same periods in 2016. Enterprise Services net loss available to common stockholders decreased $2.5 million, or 16.8%, and $14.9 million, or 33.1%, from the third quarter and first nine months of 2016, respectively.

Enterprise Services net interest expense totaled $0.2 million and $10.2 million for the third quarter and first nine months of 2017, respectively, compared with $14.6 million and $42.1 million for the same periods in 2016. Net interest expense decreased $14.4 million, or 98.6%, and $32.0 million, or 75.9%, from the third quarter and first nine months of 2016, respectively, primarily driven by a decrease in funds transfer pricing mismatches and an increase in interest income attributable to higher average balances of securities available for sale, partially offset by higher interest expense on borrowings.

Enterprise Services non-interest expense totaled $0.8 million and $15.0 million for the third quarter and first nine months of 2017, respectively, compared with $1.8 million and $8.7 million for the same periods in 2016. Non-interest expense decreased $1.0 million, or 56.8%, and increased $6.3 million, or 72.7%, from the third quarter and first nine months of 2016, respectively. The decrease from the third quarter of 2016 was primarily due to a decrease in occupancy and equipment expense, partially offset by higher professional fees related to strategic investments in technology capabilities and higher compensation and employee benefits expense due to higher contract labor utilization. The increase from the first nine months of 2016 was primarily due to higher professional fees related to strategic investments in technology capabilities and higher compensation and employee benefits expense due to higher contract labor utilization, partially offset by a decrease in occupancy and equipment expense.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.6 billion at September 30, 2017, an increase of $174.7 million, or 12.3%, from $1.4 billion at December 31, 2016. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. TCF may, from time to time, sell securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total securities held to maturity were $165.3 million at September 30, 2017, a decrease of $16.0 million, or 8.8%, from $181.3 million at December 31, 2016. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At September 30, 2017			At December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$8	$8	2.00%	$1	$1	8.02%
Due in 1-5 years	1	1	5.26	18	18	2.28
Due in 5-10 years	55,187	55,031	2.00	54,202	54,429	1.93
Due after 10 years	783,613	775,589	2.26	773,519	756,461	2.25
Obligations of states and political subdivisions:
Due in 1-5 years	9,546	9,756	2.96	—	—	—
Due in 5-10 years	393,036	398,730	3.15	277,228	274,576	3.13
Due after 10 years	361,952	359,048	3.28	351,744	337,950	3.20
Total securities available for sale	$1,603,343	$1,598,163	2.70	$1,456,712	$1,423,435	2.63

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$162,515	$167,302	2.56%	$178,514	$181,146	2.54%
Other securities:
Due in one year or less	1,000	1,000	3.00	—	—	—
Due in 1-5 years	400	400	2.50	1,400	1,400	2.86
Due in 5-10 years	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$165,315	$170,102	2.57	$181,314	$183,946	2.55

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At September 30, 2017		At December 31, 2016		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$1,953,199	10.3%	$2,292,596	12.9%	$(339,397)	(14.8)%
Junior lien	2,977,613	15.7	2,791,756	15.6	185,857	6.7
Total consumer real estate	4,930,812	26.0	5,084,352	28.5	(153,540)	(3.0)
Commercial:
Commercial real estate	2,711,668	14.3	2,634,191	14.7	77,477	2.9
Commercial business	778,012	4.1	652,287	3.7	125,725	19.3
Total commercial	3,489,680	18.4	3,286,478	18.4	203,202	6.2
Leasing and equipment finance	4,730,931	24.9	4,336,310	24.3	394,621	9.1
Inventory finance	2,576,077	13.5	2,470,175	13.8	105,902	4.3
Auto finance	3,240,413	17.1	2,647,741	14.8	592,672	22.4
Other	20,439	0.1	18,771	0.2	1,668	8.9
Total loans and leases	$18,988,352	100.0%	$17,843,827	100.0%	$1,144,525	6.4

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.0 billion of first mortgage lien loans and $3.0 billion of junior lien loans at September 30, 2017, with a decrease of $339.4 million, or 14.8%, in the first mortgage lien portfolio, and an increase of $185.9 million, or 6.7%, in the junior lien portfolio, from $2.3 billion and $2.8 billion, at December 31, 2016, respectively. The decrease in the consumer real estate first mortgage lien portfolio was due primarily to run-off and the non-accrual loan sales in the first and third quarters of 2017 totaling $71.2 million. Loans are originated for investment and for sale. TCF sold $291.0 million and $943.8 million of consumer real estate loans in the third quarter and first nine months of 2017, respectively, compared with $437.1 million and $1.1 billion for the same periods in 2016. Consumer real estate originations were $0.6 billion and $1.7 billion for the third quarter and first nine months of 2017, respectively, compared with $0.7 billion and $1.9 billion for the same periods in 2016. Consumer real estate originations decreased $119.7 million, or 16.5%, and $161.1 million, or 8.5%, from the third quarter and first nine months of 2016, respectively. At September 30, 2017 and December 31, 2016, 61.3% and 68.1%, respectively, of the consumer real estate portfolio were in TCF's primary banking markets. At September 30, 2017 and December 31, 2016, 63.2% and 58.0%, respectively, of the consumer real estate portfolio carried a variable- or adjustable-rate generally tied to the prime rate. At September 30, 2017 and December 31, 2016, 41.3% and 47.3%, respectively, of TCF's consumer real estate loans consisted of closed-end loans. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 739 and 735 at September 30, 2017 and December 31, 2016, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 737 and 733 at September 30, 2017 and December 31, 2016, respectively.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At September 30, 2017, 67.5% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net recoveries of 0.01%.

The consumer real estate junior lien portfolio was comprised of $2.8 billion of home equity lines of credit ("HELOCs") and $218.1 million of amortizing consumer real estate junior lien mortgage loans at September 30, 2017, compared with $2.5 billion and $272.9 million at December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, $2.3 billion and $2.0 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At September 30, 2017 and December 31, 2016, $423.9 million and $525.4 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of 5 to 40 years. As of September 30, 2017, 16.7% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 67.9% of total lines of credit at September 30, 2017, compared to 67.1% at December 31, 2016.

Commercial Real Estate and Business Lending The commercial portfolio consisted of $2.7 billion of commercial real estate loans and $778.0 million of commercial business loans at September 30, 2017, with increases of $77.5 million, or 2.9%, and $125.7 million, or 19.3%, respectively, from $2.6 billion and $652.3 million, respectively, at December 31, 2016. The increases in the commercial portfolio were primarily due to originations outpacing lower prepayments and pay-offs during the third quarter and first nine months of 2017. Total commercial originations were $530.3 million and $1.4 billion in the third quarter and first nine months of 2017, respectively, compared with $501.6 million and $1.4 billion for the same periods in 2016. Total commercial originations increased $28.7 million, or 5.7%, and $43.8 million, or 3.2%, from the third quarter and first nine months of 2016, respectively. At September 30, 2017 and December 31, 2016, 74.0% and 77.8%, respectively, of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, variable- and adjustable-rate loans represented 71.7% and 69.0%, respectively, of total commercial loans outstanding.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.5 billion of leases and $2.3 billion of loans at September 30, 2017, with increases of $147.6 million, or 6.4%, and $247.0 million, or 12.2%, respectively, from $2.3 billion of leases and $2.0 billion of loans at December 31, 2016. The increase in the leasing and equipment finance portfolio was primarily due to a loan and lease portfolio purchase of $445.5 million on September 29, 2017. Leasing and equipment finance originations (excluding loan and lease purchases) were $437.5 million and $1.4 billion in the third quarter and first nine months of 2017, respectively, compared with $562.4 million and $1.5 billion for the same periods in 2016. Leasing and equipment finance originations include operating lease originations. Leasing and equipment finance originations decreased $124.9 million, or 22.2%, and $163.6 million, or 10.6%, from the third quarter and first nine months of 2016, respectively. The uninstalled backlog of approved transactions was $517.5 million and $453.6 million at September 30, 2017 and December 31, 2016, respectively.

Inventory Finance The inventory finance portfolio totaled $2.6 billion at September 30, 2017, an increase of $105.9 million, or 4.3%, from $2.5 billion at December 31, 2016. The increase was primarily due to increases in the power sports and lawn and garden segments. TCF's inventory finance customers included more than 10,800 active dealers at both September 30, 2017 and December 31, 2016. Inventory finance originations were $1.9 billion and $5.6 billion in the third quarter and first nine months of 2017, respectively, compared with $1.6 billion and $5.0 billion for the same periods in 2016. Inventory finance originations increased $293.8 million, or 18.8%, and $541.0 million, or 10.8%, from the third quarter and first nine months of 2016, respectively. Origination levels are impacted by the velocity of fundings and repayments with dealers.

Auto Finance The auto finance portfolio totaled $3.2 billion at September 30, 2017, an increase of $592.7 million, or 22.4%, from $2.6 billion at December 31, 2016. The increase was primarily due to the strategic shift from an originate-to-sell model to an originate-to-hold model resulting in the reclassification of approximately $345 million of loans from held for sale to held for investment during the second quarter of 2017. As a result of the shift, loans are primarily originated for investment. TCF did not sell any auto loans in the third quarter of 2017 and sold $298.6 million for the first nine months in 2017, compared with $614.9 million and $1.6 billion for the same periods in 2016. Auto finance originations were $488.5 million and $1.9 billion in the third quarter and first nine months of 2017, respectively, compared with $880.7 million and $2.7 billion for the same periods in 2016. Auto finance originations decreased $392.2 million, or 44.5%, and $823.6 million, or 30.5%, from the third quarter and first nine months of 2016, respectively, primarily due to the strategic shift in auto finance. The auto finance network included more than 6,600 and 11,400 active dealers at September 30, 2017 and December 31, 2016, respectively. The decrease in the number of active dealers was primarily due to the strategic shift in auto finance. The auto finance portfolio consisted of 20.4% new auto loans and 79.6% used auto loans at September 30, 2017, compared with 23.3% and 76.7%, respectively, at December 31, 2016. The average original FICO score for the auto finance held for investment portfolio was 716 and 733 at September 30, 2017 and December 31, 2016, respectively. The decrease in average original FICO score was primarily due to the implementation of the shift.

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

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)
Consumer real estate:
First mortgage lien	$5,994	0.32%	$8,725	0.40%
Junior lien	1,446	0.05	1,404	0.05
Total consumer real estate	7,440	0.15	10,129	0.21
Commercial	2	—	—	—
Leasing and equipment finance	7,222	0.15	4,523	0.10
Inventory finance	135	0.01	55	—
Auto finance	8,003	0.25	6,102	0.23
Other	14	0.07	20	0.10
Subtotal	22,816	0.12	20,829	0.12
Portfolios acquired with deteriorated credit quality	1,316	9.42	—	—
Total	$24,132	0.13	$20,829	0.12

(1)	Excludes non-accrual loans and leases.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At September 30, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$90,753	$33,854	$124,607
Commercial	4,677	3,491	8,168
Leasing and equipment finance	5,215	2,591	7,806
Inventory finance	—	911	911
Auto finance	3,290	4,741	8,031
Other	5	—	5
Total	$103,940	$45,588	$149,528
Over 60-day delinquency as a percentage of total accruing TDR loans	1.13%	N.A	N.A
N.A. Not Applicable.

	At December 31, 2016
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$98,606	$71,961	$170,567
Commercial	20,304	2,170	22,474
Leasing and equipment finance	4,802	1,350	6,152
Inventory finance	—	357	357
Auto finance	2,323	5,504	7,827
Other	6	—	6
Total	$126,041	$81,342	$207,383
Over 60-day delinquency as a percentage of total accruing TDR loans	1.19%	N.A	N.A
N.A. Not Applicable.

Total TDR loans were $149.5 million at September 30, 2017, a decrease of $57.9 million, or 27.9%, from $207.4 million at December 31, 2016. Accruing TDR loans were $103.9 million at September 30, 2017, a decrease of $22.1 million, or 17.5%, from $126.0 million at December 31, 2016. The decrease in accruing TDRs was primarily due to a $15.6 million decrease in commercial accruing TDR loans primarily due to payoffs and the transfer of loans to non-accrual status during the first quarter of 2017. Non-accrual TDR loans were $45.6 million at September 30, 2017, a decrease of $35.8 million, or 44.0%, from $81.3 million at December 31, 2016. The decrease was primarily due to a $38.1 million decrease in consumer real estate non-accrual TDR loans driven by the non-accrual loan sales in the first and third quarters of 2017.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At September 30, 2017, 72.8% of total consumer real estate TDR loans were accruing and TCF recognized more than 63% and 62% of the original contractual interest due on accruing consumer real estate TDR loans for the third quarter and first nine months of 2017, respectively, yielding 4.3% and 4.2%, respectively, by modifying the loans to qualified customers instead of foreclosing on the property. At September 30, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans.

Commercial loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for a reasonable period of at least six consecutive months. At September 30, 2017, 57.3% of total commercial TDR loans were accruing and TCF recognized more than 98% and 97% of the original contractual interest due on accruing commercial TDR loans in the third quarter and first nine months of 2017, respectively, yielding 5.1% and 5.3%, respectively. At September 30, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing commercial TDR loans.

See Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for additional information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Consumer real estate:
First mortgage lien	$62,662	$106,125
Junior lien	18,069	46,346
Total consumer real estate	80,731	152,471
Commercial:
Commercial real estate	10,337	5,564
Commercial business	—	355
Total commercial	10,337	5,919
Leasing and equipment finance	18,720	10,880
Inventory finance	3,178	5,134
Auto finance	6,653	7,038
Other	—	3
Total non-accrual loans and leases	119,619	181,445
Other real estate owned:
Consumer real estate	20,766	34,070
Commercial real estate	5,639	12,727
Total other real estate owned	26,405	46,797
Total non-accrual loans and leases and other real estate owned	$146,024	$228,242

Non-accrual loans and leases as a percentage of total loans and leases	0.63%	1.02%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.77	1.28

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	140.65	88.33

Non-accrual loans and leases were $119.6 million at September 30, 2017, a decrease of $61.8 million, or 34.1%, from $181.4 million at December 31, 2016. The decrease was primarily due to the consumer real estate non-accrual loan sales of $71.2 million in the first and third quarters of 2017, partially offset by an increase in leasing and equipment finance and commercial non-accrual loans and leases. Other real estate owned was $26.4 million at September 30, 2017, a decrease of $20.4 million, or 43.6%, from $46.8 million at December 31, 2016. The decrease was primarily due to the sales of consumer real estate properties outpacing additions. Consumer real estate loans in process of foreclosure were $22.4 million and $32.1 million at September 30, 2017 and December 31, 2016, respectively.

Loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due unless, in the case of commercial loans, they are well secured and in process of collection. Delinquent consumer real estate junior lien loans are also placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis. Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. For purposes of this disclosure, purchased credit impaired loans have been excluded. Most of TCF's non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended September 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$98,986	$7,268	$12,798	$3,488	$6,733	$—	$129,273
Additions	18,090	6,846	9,188	2,548	2,365	57	39,094
(Charge-offs) recoveries	(1,853)	—	(1,022)	(400)	(600)	(41)	(3,916)
Transfers to other assets	(5,686)	—	(882)	(209)	(531)	—	(7,308)
Return to accrual status	(2,365)	—	—	(1,194)	—	—	(3,559)
Payments received	(3,821)	(385)	(1,362)	(1,095)	(1,314)	(16)	(7,993)
Sales	(22,532)	(3,392)	—	—	—	—	(25,924)
Other, net	(88)	—	—	40	—	—	(48)
Balance, end of period	$80,731	$10,337	$18,720	$3,178	$6,653	$—	$119,619

	At or For the Nine Months Ended September 30, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445
Additions	48,579	16,726	18,847	6,631	6,582	57	97,422
(Charge-offs) recoveries	(5,615)	(5,428)	(3,466)	(1,036)	(1,605)	3	(17,147)
Transfers to other assets	(21,376)	(100)	(3,261)	(854)	(1,373)	—	(26,964)
Return to accrual status	(6,451)	—	(161)	(2,615)	—	—	(9,227)
Payments received	(15,548)	(2,536)	(4,119)	(4,117)	(3,989)	(63)	(30,372)
Sales	(72,448)	(4,284)	—	—	—	—	(76,732)
Other, net	1,119	40	—	35	—	—	1,194
Balance, end of period	$80,731	$10,337	$18,720	$3,178	$6,653	$—	$119,619

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

Loans and leases by portfolio and regulatory classification were as follows:

	At September 30, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,816,833	$24,276	$89,703	$—	$4,930,812
Commercial	3,372,196	47,983	69,501	—	3,489,680
Leasing and equipment finance	4,659,085	24,684	47,162	—	4,730,931
Inventory finance	2,397,619	101,633	76,825	—	2,576,077
Auto finance	3,221,822	866	17,725	—	3,240,413
Other	20,425	—	14	—	20,439
Total loans and leases	$18,487,980	$199,442	$300,930	$—	$18,988,352

	At December 31, 2016
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,877,740	$40,253	$166,359	$—	$5,084,352
Commercial	3,190,241	61,771	34,466	—	3,286,478
Leasing and equipment finance	4,285,065	23,441	27,804	—	4,336,310
Inventory finance	2,163,764	139,385	167,026	—	2,470,175
Auto finance	2,631,406	244	16,091	—	2,647,741
Other	18,750	—	21	—	18,771
Total loans and leases	$17,166,966	$265,094	$411,767	$—	$17,843,827

Total classified loans and leases were $300.9 million and $411.8 million at September 30, 2017 and December 31, 2016, respectively. The decrease of $110.8 million, or 26.9%, from December 31, 2016 was primarily due to decreases in classified inventory finance and consumer real estate loans, partially offset by increases in classified commercial loans and classified leasing and equipment finance loans and leases. The decrease in classified inventory finance loans was due to enhancements made to the model used to determine the classifications of loans in the first quarter of 2017 that better align with the inherent risk in this portfolio. The decrease in classified consumer real estate loans was a result of the non-accrual loan sales in the first and third quarters of 2017.

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

The Company considers the allowance for loan and lease losses of $168.2 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2017. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

In conjunction with Note 5, Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At September 30, 2017		At December 31, 2016
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$27,097	1.39%	$33,828	1.48%
Junior lien	20,741	0.70	25,620	0.92
Consumer real estate	47,838	0.97	59,448	1.17
Commercial:
Commercial real estate	24,193	0.89	22,785	0.86
Commercial business	12,151	1.56	9,910	1.52
Total commercial	36,344	1.04	32,695	0.99
Leasing and equipment finance	22,771	0.48	21,350	0.49
Inventory finance	11,978	0.46	13,932	0.56
Auto finance	48,660	1.50	32,310	1.22
Other	653	3.19	534	2.84
Total allowance for loan and lease losses	168,244	0.89	160,269	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,345	N.A.	1,115	N.A.
Total credit loss reserves	$169,589	0.89	$161,384	0.90
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

TCF Bank had $192.8 million and $256.6 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.1 billion and $1.2 billion at September 30, 2017 and December 31, 2016, respectively. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $767.5 million and $612.5 million at September 30, 2017 and December 31, 2016, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had no borrowings outstanding at September 30, 2017 and $2.2 million (USD) outstanding under the line of credit with the counterparty at December 31, 2016.

Deposits  Deposits totaled $18.1 billion at September 30, 2017, an increase of $0.9 billion, or 5.0%, from $17.2 billion at December 31, 2016. The increase was due to growth in certificates of deposit, savings and checking balances, partially offset by a decrease in money market balances.

Non-interest bearing checking accounts represented 20.1% and 20.0% of total deposits at September 30, 2017 and December 31, 2016, respectively. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.35% and 0.36% at September 30, 2017 and December 31, 2016, respectively. The decrease was primarily due to decreased average interest rates on money market balances, partially offset by increased average interest rates on certificates of deposit.

Checking, savings and certain money market deposits are an important source of low cost or no cost funds for TCF. The average balance of these types of deposits was $10.8 billion for both the third quarter and first nine months of 2017, compared with $10.6 billion for each of the same periods in 2016. These deposits comprised approximately 61% and 62% of total average deposits for the third quarter and first nine months of 2017, respectively, compared with approximately 62% of total average deposits for each of the same periods in 2016.

Certificates of deposit totaled $5.0 billion and $4.1 billion at September 30, 2017 and December 31, 2016, respectively. The maturities of certificates of deposit with denominations equal to or greater than $100,000 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at September 30, 2017
Maturity:
Three months or less	$575,239
Over three through six months	207,269
Over six through 12 months	732,145
Over 12 months	897,530
Total	$2,412,183

Borrowings  Borrowings totaled $1.4 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.5 billion of additional borrowing capacity at the FHLB of Des Moines at September 30, 2017, as well as access to overnight federal funds purchased lines and the Federal Reserve Discount Window.

See Note 8, Long-term Borrowings of Notes to Consolidated Financial Statements for additional information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at September 30, 2017 and December 31, 2016. See Note 10, Regulatory Capital Requirements of Notes to Consolidated Financial Statements.

Equity  Total equity at September 30, 2017 was $2.6 billion, or 11.3% of total assets, compared with $2.4 billion, or 11.4% of total assets, at December 31, 2016.

Preferred Stock  At September 30, 2017, there were 6,900,000 depositary shares outstanding, each representing a 1/1,000th ownership interest in a share of the 7.50% Series A non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock"). On September 15, 2017, TCF provided notice of its intent to redeem all outstanding shares of the Series A Preferred Stock and the related depositary shares during the fourth quarter of 2017. As a result, TCF reclassified the outstanding liquidation preference amount of the Series A Preferred Stock totaling $172.5 million from preferred stock to accrued expenses and other liabilities on the Consolidated Statement of Financial Condition because upon the notification date, the Series A Preferred Stock became mandatorily redeemable. The liquidation preference amount equals the redemption price for all outstanding shares of the Series A Preferred Stock. Effective October 16, 2017, TCF redeemed all outstanding shares of the Series A Preferred Stock and the related depositary shares using the net proceeds from the offering of its Series C depositary shares and additional cash on hand. Dividends were payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.50%. In addition, dividends of $1.6 million were accrued for the period from September 1, 2017 through October 15, 2017.

At September 30, 2017, there were 4,000,000 shares outstanding of the 6.45% Series B non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part on or after December 19, 2017.

On September 14, 2017, TCF completed the public offering of 7,000,000 depositary shares, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock") for an aggregate public offering price of $175.0 million. Net proceeds of the offering to TCF, after deducting deferred stock issuance costs of $5.6 million, were $169.4 million. Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2017, at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.
Common Stock At September 30, 2017, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, which has no expiration. Prior consultation with the Federal Reserve is required before TCF could repurchase any shares of its common stock.

Dividends to common stockholders on a per share basis totaled 7.5 cents for the third quarters of 2017 and 2016. TCF's common dividend payout ratio was 25.9% and 24.2% for the third quarters of 2017 and 2016, respectively. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Total common stockholders' equity at September 30, 2017 was $2.3 billion, or 10.04% of total assets, compared with $2.2 billion, or 10.09% of total assets, at December 31, 2016. Tangible common equity at September 30, 2017 was $2.1 billion, or 9.06% of total tangible assets, compared with $1.9 billion, or 9.13% of total tangible assets, at December 31, 2016. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less non-controlling interest in subsidiaries, preferred stock, goodwill and other intangibles. Tangible assets represent total assets less goodwill and other intangibles. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At September 30, 2017	At December 31, 2016
Computation of tangible common equity to tangible assets:
Total equity		$2,596,514	$2,444,645
Less: Non-controlling interest in subsidiaries		19,906	17,162
Total TCF Financial Corporation stockholders' equity		2,576,608	2,427,483
Less: Preferred stock		265,967	263,240
Total common stockholders' equity	(a)	2,310,641	2,164,243
Less:
Goodwill		227,798	225,640
Other intangibles(1)		21,874	1,738
Tangible common equity	(b)	$2,060,969	$1,936,865
Total assets	(c)	$23,005,038	$21,441,326
Less:
Goodwill		227,798	225,640
Other intangibles(1)		21,874	1,738
Tangible assets	(d)	$22,755,366	$21,213,948

Common equity to assets	(a) / (c)	10.04%	10.09%
Tangible common equity to tangible assets	(b) / (d)	9.06%	9.13%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities. The ASU decreases the complexity of preparing and understanding hedge results through measurement and reporting of hedge ineffectiveness. In addition, disclosures have been enhanced and the presentation of hedged results changed to align the effects of the hedging instrument and the hedged item. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed, however if adopted in an interim period any adjustments should be reflected at the beginning of the first year that includes the interim period. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting in Topic 718. The adoption of this ASU will be required on a prospective basis to an award modified beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05: Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU also clarifies that Accounting Standards Codification ("ASC") 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies or the sale is to a customer. The new guidance does not apply to the derecognition of businesses, nonprofit activities, financial assets, including equity method investments, or to revenue contracts with customers. The adoption of this ASU will be required on either a full or modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a more robust framework to use in determining when a set of assets and activities is a business. The adoption of this ASU will be required on a prospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Upon adoption, TCF will evaluate future transactions to determine if they should be accounted for as acquisitions (or disposals) of assets or businesses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leverage leases from ASC 840 into ASC 842. The adoption of these ASUs will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an initial evaluation of TCF's leasing contracts and activities. Management is currently evaluating the impact of electing the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides guidance that affects narrow aspects of the guidance issued in ASU No. 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments on accounting for management fees based on a formula that is codified in ASC 605. The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. TCF plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on our consolidated financial statements. Management is also evaluating existing disclosures and the need to provide additional information as a result of adoption of these ASUs.

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

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks. Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, increased deposit costs due to competition for deposit growth and evolving payment system developments, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF's loan, lease, investment, securities held to maturity and securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in the value of assets such as interest-only strips that arise in connection with TCF's loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity; the effects of man-made and natural disasters, including fires, floods, tornadoes, hurricanes, acts of terrorism, civil disturbances and environmental damage, which may negatively affect our operations and/or our customers.

Legislative and Regulatory Requirements. New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau ("CFPB") and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, restrictions on arbitration, or new restrictions on loan and lease products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; governmental regulations or judicial actions affecting the security interests of creditors; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs including those resulting from health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

	Impact on Net Interest Income
(Dollars in millions)	September 30, 2017		December 31, 2016
Immediate Change in Interest Rates:
+200 basis points	$88.8	9.1%	$97.2	10.9%
+100 basis points	48.5	5.0	52.1	5.9

As of September 30, 2017, approximately 60% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 61% of TCF's deposit balances were low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to vigorously defend against the CFPB's allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain, and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the quarter ended September 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 to July 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	2,800	$15.87	N.A.	N.A.
August 1 to August 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	4,034	$15.87	N.A.	N.A.
September 1 to September 30, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	1,858	$15.20	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	8,692	$15.73	N.A.	N.A.
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

(2)
Represents restricted stock withheld pursuant to the terms of awards granted under either the TCF Financial Incentive Stock Program or the TCF Financial 2015 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of restricted stock. Both plans provide that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 73 of this report.

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
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 6, 2017

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Index to Exhibits for Form 10-Q

Exhibit Number	Description
3.1#	Amended and Restated Certificate of Incorporation of TCF Financial Corporation
4.1
Form of Stock Certificate representing the Series C Non-Cumulative Perpetual Preferred Stock. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 001-10253)].

4.2
Deposit Agreement dated September 14, 2017 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 001-10253)].

4.3	Form of Depositary Receipt (included as part of Exhibit 4.2).
10.1
Form of Amended and Restated 2017 Management Incentive Plan - Executive Award as executed by certain executives of TCF [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed July 21, 2017 (No. 001-10253)].

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein