Form 10-K
period 2017-12-31
TCF FINANCIAL CORP
filed 2018-02-23
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(952) 745-2760
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock (par value $.01 per share)	New York Stock Exchange
6.45% Series B Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary shares, each representing a 1/1000th interest in a share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,502,765,920.
As of February 20, 2018, there were 170,962,451 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the Registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on April 25, 2018 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF's principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). TCF delivers consumer banking services in 46 states and commercial banking services in 34 states. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries and commercial inventory finance business in all 50 states and Canada and, to a limited extent, in other foreign countries. Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. The determination was based on management's review of strategic alternatives and the financial outlook of the auto finance loan origination business compared with alternative uses of capital. TCF's subsidiary, Gateway One Lending & Finance, LLC ("Gateway One"), will continue to service existing auto loans on its balance sheet and those serviced for others. The decision to discontinue auto finance loan originations resulted in a goodwill impairment charge of $73.0 million, an other intangible assets impairment charge of $0.4 million and approximately $14.8 million of expenses related to severance, other asset impairments and lease termination expenses in 2017.

TCF generated total revenue, defined as net interest income plus total non-interest income, of $1.4 billion, $1.3 billion and $1.2 billion in the United States in 2017, 2016 and 2015, respectively. International revenue, primarily from Canada, was $22.6 million, $25.6 million and $27.3 million in 2017, 2016 and 2015, respectively. TCF had total assets of $23.0 billion as of December 31, 2017 and was the 46th largest publicly traded bank holding company in the United States based on total assets at September 30, 2017.

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

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") - Results of Operations - Reportable Segment Results" and Note 24. Business Segments of Notes to Consolidated Financial Statements for information regarding net income (loss), assets and revenues for each of TCF's reportable segments.

Consumer Banking

Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to originate high credit quality secured consumer real estate loans for investment and for sale and to generate deposits. Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income, and incurs a significant portion of the Company's provision for credit losses and non-interest expense.

Retail Banking TCF offers an array of solutions for consumers and small businesses through its physical and digital distribution channels. TCF offers a broad selection of deposit and lending services including (i) checking and savings accounts, (ii) credit, debit and prepaid cards, (iii) check cashing and remittance services and (iv) residential, consumer and small business lending.

Deposits are a primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market and competitive conditions and other economic factors. Deposits are acquired from within TCF's primary banking markets through (i) checking, savings and money market accounts, (ii) certificates of deposit and (iii) individual retirement accounts. Such deposit accounts provide fee income, including banking fees and service charges. Checking, savings and certain money market accounts are a source of low cost or no cost funds.

At December 31, 2017, TCF had 320 branches, consisting of 189 traditional branches, 128 supermarket branches and three campus branches. TCF operates 123 branches in Illinois, 88 in Minnesota, 50 in Michigan, 33 in Colorado, 17 in Wisconsin, seven in Arizona and two in South Dakota. TCF currently plans to close five supermarket branches in early 2018, of which three are in Illinois and two are in Minnesota. TCF also offers 836 ATMs across TCF's primary banking markets. See "Item 1A. Risk Factors" for further information regarding the risks related to TCF's supermarket branch relationships.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. TCF's business philosophy is to offer our customers an "easy-to-bank-with" experience, with multiple solutions that benefit the customer and are consistent with TCF's business philosophy. Customers have convenient access to their funds through their credit, debit and prepaid cards, as well as by utilizing TCF's enhanced digital channels. TCF's card programs are supported by interchange fees paid by retailers.

Consumer Real Estate TCF originates consumer loans for personal, family or household purposes, such as home purchases, debt consolidation and financing of home improvements. TCF's retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a very limited extent, unsecured personal loans. Consumer loans are originated for investment and for sale, either on a fixed-term basis or as a revolving line of credit. TCF has two consumer real estate loan sale programs: one that sells nationally originated consumer real estate junior lien loans and the other that originates first mortgage lien loans in its primary banking markets and sells the loans through correspondent relationships. TCF does not have any consumer real estate subprime lending programs. TCF continues to expand its junior lien lending business through a national lending platform focused on junior lien loans to high credit quality customers.

Auto Finance Gateway One, headquartered in Anaheim, California, services loans on new and used autos. Effective April 1, 2017, the Company executed its strategic shift for auto finance from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model and effective December 1, 2017, the Company discontinued auto finance loan originations. Prior to April 1, 2017, loans were originated for investment and for sale. Gateway One will continue to service existing auto loans on its balance sheet and those serviced for others.

Wholesale Banking

Wholesale Banking is comprised of commercial lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Commercial With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at December 31, 2017 and 2016.

Commercial real estate loans originated by TCF are secured by commercial real estate, including multi-family housing, office buildings, warehouse and industrial buildings, health care facilities, self-storage buildings, retail services buildings and hotel and motel buildings. The commercial real estate portfolio represented 77.3% and 80.2% of TCF's total commercial portfolio at December 31, 2017 and 2016, respectively.

Commercial business loans originated by TCF are secured by various types of business assets including inventory, receivables, equipment or financial instruments. Commercial business loans are used for a variety of purposes, including working capital and financing the purchase of equipment.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicles, construction equipment, manufacturing equipment, golf cart and turf equipment, trucks and trailers, medical equipment, furniture and fixtures, technology and data processing equipment, and agricultural equipment. TCF's leasing and equipment finance businesses, TCF Equipment Finance, a division of TCF Bank, and Winthrop Resources Corporation ("Winthrop"), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech essential business equipment such as computers, servers, telecommunication equipment, medical equipment and other technology equipment.

Inventory Finance TCF Inventory Finance, Inc. ("TCF Inventory Finance") originates commercial, primarily variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation focuses on establishing relationships with distributors, dealer buying groups and manufacturers, giving TCF access to thousands of independent retailers primarily in the areas of powersports and lawn and garden. TCF Inventory Finance operates in all 50 states and Canada and, to a limited extent, in other foreign countries. TCF Inventory Finance's portfolio balances are impacted by seasonal shipments and sales activities as dealers receive inventory shipments in anticipation of the upcoming selling season while carrying current season product. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF maintains a 55% ownership interest in Red Iron, with Toro owning the other 45%.

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human capital management, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals such as funds transfer pricing mismatches.

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

Information concerning TCF's FHLB advances, repurchase agreements, federal funds and other borrowings is set forth in "Item 7. Management's Discussion and Analysis - Consolidated Financial Condition Analysis - Borrowings" and in Note 12. Short-term Borrowings and Note 13. Long-term Borrowings of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF's consolidated financial statements. TCF Bank's subsidiaries principally engage in leasing, inventory finance and auto finance activities. See "Consumer Banking" and "Wholesale Banking" above for further information.

Competition TCF competes with a number of depository institutions and financial service providers primarily based on price and service and faces significant competition in attracting and retaining deposits and in lending activities. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment, inventory and automobiles (through December 1, 2017), leasing of equipment and origination of consumer real estate junior lien loans. The expanded use of the internet and the growth of financial technology companies partnering with financial services providers has increased competition for loan, lease and deposit products.

Employees As of December 31, 2017, TCF had 6,116 employees, including 778 part-time employees. TCF provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

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

Regulatory Capital Requirements TCF Financial and TCF Bank are subject to various minimum regulatory capital requirements administered by the Federal Reserve and the OCC. These requirements include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that, if undertaken, could have a material adverse effect on TCF's financial condition and results of operations. These federal banking regulators are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital requirements. In addition to other potential actions, failure to meet these requirements would result in limitations on capital distributions as well as executive bonuses. The Basel III capital standard phases in through 2019. Institutions not subject to the advanced approaches requirements were allowed to opt out of including components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF and TCF Bank made the one-time permanent election to not include accumulated other comprehensive income (loss) in regulatory capital. TCF and TCF Bank are subject to a capital conservation buffer. When fully phased-in on January 1, 2019, the Basel III capital standard will require TCF and TCF Bank to maintain a 2.5% capital conservation buffer, designed to absorb losses during periods of economic stress, composed entirely of common equity Tier 1 capital, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios for TCF Bank of (i) a common equity Tier 1 capital ratio of at least 7.0%, (ii) a Tier 1 risk-based capital ratio of at least 8.5% and (iii) a total risk-based capital ratio of at least 10.5%. TCF and TCF Bank exceeded the fully phased-in Basel III capital standard as of December 31, 2017. See Note 16.  Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Restrictions on Distributions  TCF Financial's ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines require the board of directors of a bank holding company to consider a number of factors in determining the payment of dividends, including the quality and level of current and future earnings. Restricted retained earnings represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. See Note 15. Equity of Notes to Consolidated Financial Statements for further information on restricted retained earnings.

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

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements. See Note 16.  Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

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

A holding company must serve as a source of strength for its subsidiary banks and the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, the OCC may assess TCF Financial if it believes the capital of TCF Bank has become impaired. If TCF Financial were to fail to pay such an assessment within three months, the Board of Directors would be required to cause the sale of TCF Bank's stock to cover a deficiency in the capital. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal banking regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

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

Restrictions on Acquisitions and Changes in Control  Under federal and state law, merger and branch acquisition transactions may be subject to certain restrictions, including certain nationwide and statewide insured deposit maximum concentration levels or other limitations. In addition, federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Bank and which require regulatory approval prior to any such changes in control.

Insurance of Accounts  TCF Bank is a member of the FDIC, which maintains the Deposit Insurance Fund ("DIF"). The FDIC insures deposits up to prescribed limits for each depositor through the DIF, which is funded through assessments on member institutions. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") gave the FDIC much greater discretion to manage the DIF and also changed the assessment base from domestic deposits to average total assets less tangible equity. Additionally, the Dodd-Frank Act raised the minimum designated reserve ratio ("DRR") to 1.35% of estimated insured deposits from 1.15% and required this new minimum be reached by September 30, 2020. On July 1, 2016 an additional surcharge of 4.5 cents for each $100 of an institution's assessment base in excess of $10.0 billion went into effect to ensure the DRR reaches this new minimum by the required date. The DIF ratio calculated by the FDIC using estimated insured deposits as of September 30, 2017 was 1.28%.

In 2017, insurance premiums on bank deposits insured by the FDIC for banks with at least $10.0 billion in total assets ranged from 1.5 cents to 40 cents per $100 of the institution's assessment base. TCF's FDIC insurance expense was $16.0 million, $15.9 million and $20.3 million in 2017, 2016 and 2015, respectively.

In addition to deposit insurance premium assessments from the FDIC, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, to pay for the interest cost of Financing Corporation bonds. As of December 31, 2017, the Financing Corporation assessment rate was 46 cents for each $10,000 of the institution's assessment base.

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the Federal Reserve, the OCC, the CFPB and the FDIC. Federal banking regulators may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan and lease loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. Certain enforcement actions may not be publicly disclosed by TCF or its federal banking regulators. Subsidiaries of TCF Bank are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain activities. See "Item 1A. Risk Factors."

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

Taxation

Federal Taxation  TCF's federal income tax returns are open and subject to examination for 2014 and later tax return years. The Tax Cuts and Jobs Act ("Tax Reform") was enacted on December 22, 2017, which resulted in the re-measurement of deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. As a result of Tax Reform, TCF recorded a reasonable estimate of a net tax benefit of $130.7 million in 2017, primarily resulting from the re-measurement of the Company's estimated net deferred tax liability.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all state and local taxing jurisdictions which impose corporate income, franchise or other taxes. TCF's various state income tax returns are generally open for 2013 and later tax return years based on individual state statutes of limitation. The methods of filing and the methods for calculating taxable and apportionable income vary depending on the laws of each taxing jurisdiction.

Foreign Taxation TCF and/or its subsidiaries currently file tax returns in Canada and certain Canadian provinces which impose corporate income taxes. TCF's various foreign income tax returns are open and subject to examination for 2013 and later tax return years. The methods of filing and the methods for calculating taxable and apportionable income vary depending on the laws of each taxing jurisdiction.

See "Item 7. Management's Discussion and Analysis - Consolidated Income Statement Analysis - Income Taxes", Note 2. Summary of Significant Accounting Policies and Note 14. Income Taxes of Notes to Consolidated Financial Statements for further information regarding TCF's income taxes.

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

TCF's operations and profitability are impacted by both business and economic conditions generally, as well as those in the local markets in which TCF operates. Economic conditions have a significant impact on the demand for TCF's products and services, as well as the ability of its customers to repay loans and leases, the value of the collateral securing loans and leases, the ability of TCF to sell loans, the stability of its deposit funding sources and sales revenue at the end of contractual lease terms. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF's financial condition and results of operations.

Additionally, adverse economic conditions may result in a decline in demand for equipment that TCF leases or finances, which could result in a decline in the amount of new equipment being placed in service, as well as declines in the values of collateral already in service. Adverse economic conditions may also hinder TCF from expanding the inventory finance business by limiting its ability to attract and retain manufacturers and dealers as expected. Any such difficulties in TCF's leasing and equipment and inventory finance businesses could have a material adverse effect on its financial condition and results of operations.

TCF's financial results are subject to interest rate risk.

TCF's earnings and cash flows largely depend upon its net interest income. Interest rates are highly sensitive to many factors that are beyond TCF's control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest TCF receives on loans, leases and other investments and the amount of interest TCF pays on deposits and other borrowings, but such changes could also affect: (i) TCF's ability to originate loans and leases and attract or retain deposits; (ii) the fair value of TCF's financial assets and liabilities and (iii) the average duration of TCF's interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans, leases and other investments, then TCF's net interest income and earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans, leases and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on its financial condition and results of operations.

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

TCF, through systems and counterparties, settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF's businesses depend on their ability to process, record and monitor a large number of complex transactions and process large amounts of information, including employee and financial information. Any disruptions to these systems may result in significant costs and other adverse developments. Although we have plans, policies and procedures designed to prevent or limit the negative effect of these disruptions, there can be no assurance that these will be successful. Our failure to effectively mitigate or promptly remediate any disruptions could result in an inability to perform necessary business functions, damage our reputation, result in a loss of customer business or confidence, subject us to regulatory scrutiny or expose us to litigation or other financial liability, any of which could materially affect us, including our results of operations.

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

TCF faces cyber-security and other external risks, including "denial of service," "hacking," "ransomware" and "identity theft," that could adversely affect TCF's reputation and could have a material adverse effect on TCF's financial condition and results of operations.

TCF's computer systems and network infrastructure present security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Hacking and identity theft risks, in particular, could cause serious financial and reputational harm. Cyber threats are rapidly evolving and TCF may not be able to anticipate or prevent all such attacks. While TCF does not believe it has experienced a material cyber-security breach, TCF experiences periodic threats to its data and systems, including malware and computer virus attacks, attempted unauthorized access of accounts and attempts to disrupt its systems. TCF may incur increasing costs in an effort to minimize these risks, could be held liable for and could suffer reputational damage as a result of any security breach or loss.

In addition, there have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including by intercepting account information at locations where customers make purchases or withdraw money, as well as through the use of social engineering schemes such as "phishing." For example, many retailers have reported data breaches resulting in the loss of customer information and many financial institutions have experienced losses as account information has been stolen through the use of skimmers placed on ATMs and point of sale terminals. In the event that third parties are able to misappropriate financial information of TCF's customers, even if such breaches take place due to weaknesses in other parties' security protections, TCF could suffer reputational damage or financial losses which could have a material adverse effect on its financial condition and results of operations.

The success of TCF's supermarket branches depends on the continued long-term success and viability of TCF's supermarket partners, TCF's ability to maintain licenses or lease agreements for its supermarket locations and customer preferences.

A significant financial decline or change in ownership involving one of TCF's supermarket partners, including Jewel-Osco or SUPERVALU Inc., could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2017, TCF had 128 supermarket branches. Supermarket banking continues to play an important role in TCF's deposit account strategy. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner or that we may not be able to renew branch leases with our supermarket partners on favorable terms, or at all.

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

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation, which may increase in connection with current economic and market conditions. TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks, such as providing loans through peer-to-peer lending. Some of TCF's competitors have fewer regulatory constraints or lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally highly depend, could present operational issues and require considerable capital spending. Further, decreased underwriting standards of competitors may result in lower interest rates on loans originated by TCF or lower loan volumes originated by TCF. As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF's financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient to cover actual losses experienced by TCF and losses in excess of TCF's allowance could have a material adverse effect on TCF's financial condition and results of operations.

TCF maintains an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable credit losses incurred within the existing portfolio of loans and leases. The level of the allowance for loan and lease losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan and lease portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting customers, new information regarding existing loans and leases, identification of additional problem loans and leases, lower than expected recoveries in the case of default and other factors may require an increase in the allowance for loan and lease losses. In addition, federal banking regulators periodically review TCF's allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional loan and lease charge-offs, based on judgments different than those of management. An increase in the allowance for loan and lease losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF's financial condition and results of operations.

TCF is subject to extensive government regulation and supervision, and changes in applicable laws and regulations, or their enforcement, could have a material adverse effect on TCF's financial results.

TCF Financial, its subsidiary TCF Bank and certain indirect subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect bank customers, depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect TCF's revenues, lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulators continually review banking laws, regulations and policies for possible changes. Many new banking rules are issued with limited interpretive guidance.

Future changes in regulations, regulatory policies, interpretation and enforcement of statutes, regulations or policies could result in reduced revenues, increased compliance burdens, additional costs, limits on the types of financial services and products we may offer or increased competition from non-banks offering competing financial services and products, among other things. Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. For example, the CFPB has examination and enforcement authority over TCF Bank and its subsidiaries, and broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Uncertainties remain concerning how the term "abusive" will be enforced. In recent years there has been an increase in the frequency of enforcement actions brought by federal banking regulators, such as the CFPB, dealing with matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers.

For example, on January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E §1005.17, in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to continue to vigorously defend against the CFPB's allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain, and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

While TCF has policies and procedures designed to prevent violations of laws, regulations and regulatory policies, and to ensure compliance with new or changed laws, regulations and regulatory policies, there can be no assurance that violations will not occur and failure to comply could result in reputational damage, remediation, disgorgement, penalties, other monetary relief, injunctive relief or changes to TCF's business practices or operations, any of which could have a material adverse effect on its financial condition and results of operations.

TCF's earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies, as well as other legal changes affecting businesses and consumers.

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

In addition, legal changes affecting consumers and businesses, including the deductibility or other tax attributes associated with certain products, may significantly decrease the demand for certain products that we offer. For example, Tax Reform limits the tax deductibility of interest paid on home equity loans to those loans used to purchase or substantially improve qualified residences, which may decrease consumer demand for such loan products.

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

TCF relies on the sale of loans to generate earnings and manage its liquidity and capital levels, as well as geographical and product diversity in its loan portfolio. Disruptions in the financial markets, decrease in demand for loans which we sell, changes to laws or regulations that reduce the attractiveness of such loans to purchasers of the loans or a decrease in the willingness of purchasers to purchase loans from TCF, or in general, could require TCF to decrease its lending activities or retain a greater portion of the loans it originates. Selling fewer loans would result in a decrease in the gains recognized on the sale of loans, would decrease TCF's capital ratios as a result of the increase of risk weighted assets, could result in decreased liquidity and could result in increased credit risk as TCF's loan portfolio increased in size, any of which could have a material adverse effect on TCF's financial condition and results of operations.

The structure of certain loan sales may result in the retention of credit risk. TCF may receive interest-only strips in connection with certain of its loan sales. The interest-only strip is recorded at fair value, which represents the present value of future cash flows expected to be received by TCF. The value of these interest-only strips may be affected by factors such as changes in the behavior patterns of customers (including defaults and prepayments), changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from TCF's expectations. The impact of such factors could have a material adverse effect on the value of these interest-only strips and on TCF's financial condition and results of operations.

When loans are sold or securitized, it is customary to make representations, warranties and covenants to the purchaser or investors about the loans, including the manner in which they were originated and will be serviced. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. TCF has not made significant repurchases of sold loans. A material increase in the amount of loans repurchased could have a material adverse effect on TCF's financial condition and results of operations.

Financial institutions depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, TCF may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. TCF may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause TCF to enter into unfavorable transactions which could have a material adverse effect on TCF's financial condition and results of operations.

The failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

TCF's success depends to a large extent upon its key personnel, including its ability to attract and retain such personnel. The loss of key personnel could have a material adverse impact on TCF's business because of their skills, market knowledge, industry experience and the difficulty of promptly finding qualified replacements. Additionally, portions of TCF's business are relationship driven and many of TCF's key personnel have extensive customer relationships. Loss of key personnel to a competitor could result in the loss of some of TCF's customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF's financial condition and results of operations.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have previously been held as traditional bank deposits in brokerage accounts, online bank accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills, transferring funds and obtaining loans directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of lower-cost deposits as a source of funds could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF is subject to federal, state and foreign income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations, including those resulting from the enactment of Tax Reform, or in how the regulations are interpreted could have a material adverse effect on TCF's results of operations. In the normal course of business, TCF is routinely subject to examinations and challenges from taxing authorities regarding its tax positions. Taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. These challenges may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in TCF's favor, they could have a material adverse effect on TCF's financial condition and results of operations.

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

In addition, customers may make claims and take legal action pertaining to TCF's deposit products and sale or servicing of its loan and lease products. Whether or not such claims and legal action have merit, they may result in significant financial liability and could adversely affect the market perception of TCF and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on TCF's financial condition and results of operations.

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

TCF is subject to environmental liability and risks related to natural disasters that are associated with lending activities.

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

In addition, severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our lending business. Such events could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage and/or cause us to incur additional expenses. Because our lending businesses are geographically diverse, those businesses are likely to be impacted more often by natural disasters, including hurricanes, flooding, fires and earthquakes, which have caused extensive damage in various parts of the United States in which they conduct business. The occurrence of any such events could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices TCF owns its headquarters office in Wayzata, Minnesota. Other operations facilities, located in Minnesota, Illinois, California and South Dakota, are either owned or leased. These facilities are predominantly utilized by the Consumer Banking and Wholesale Banking reportable segments. Several facilities in Minnesota are also utilized by the Enterprise Services reportable segment. At December 31, 2017, TCF owned the buildings and land for 144 of its bank branch offices, owned the buildings and leased the land for 26 of its bank branch offices and leased or licensed the remaining 150 bank branch offices, all of which are functional and appropriately maintained and are utilized by both the Consumer Banking and Wholesale Banking reportable segments. These branch offices are located in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota. For further information on premises and equipment, see Note 8. Premises and Equipment, Net of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB, and TCF's federal regulators may impose sanctions on TCF for failures related to regulatory compliance. From time to time, borrowers and other customers, and employees and former employees, have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to continue to vigorously defend against the CFPB's allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain, and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF's common stock trades on the New York Stock Exchange under the symbol "TCF." As of February 20, 2018, there were 5,438 holders of record of TCF's common stock. The high and low prices and the dividends declared for TCF's common stock were as follows:

	High	Low	Dividends Declared
2017:
Fourth Quarter	$21.29	$16.71	$0.075
Third Quarter	17.20	14.58	0.075
Second Quarter	17.47	14.89	0.075
First Quarter	20.03	15.33	0.075
2016:
Fourth Quarter	$19.97	$13.73	$0.075
Third Quarter	14.78	11.72	0.075
Second Quarter	14.48	11.62	0.075
First Quarter	13.97	10.37	0.075

The Board of Directors of TCF Financial and TCF Bank have each adopted a Capital Adequacy and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and preferred and common stock dividend recommendations will be presented to TCF's Board of Directors. TCF management is charged with ensuring that capital strategy actions, including the declaration of preferred and common stock dividends, are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. Dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on TCF's common stock. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its preferred and common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business - Regulation - Regulatory Capital Requirements", "Item 1. Business - Regulation - Restrictions on Distributions", Note 16. Regulatory Capital Requirements and Note 25. Parent Company Financial Information of Notes to Consolidated Financial Statements.

Total Return Performance

The following chart compares the cumulative total stockholder return on TCF common stock over the last five fiscal years with the cumulative total return of the Standard and Poor's ("S&P") 500 Index and the KBW NASDAQ Regional Banking Index (assuming the investment of $100 in each index on December 31, 2012 and reinvestment of all dividends).

TCF Total Stock Return Performance Chart
◆ TCF Financial Corporation ▲ S&P 500 Index ● KBW NASDAQ Regional Banking Index

	Year Ended December 31,
Index	2012	2013	2014	2015	2016	2017
TCF Financial Corporation	$100.00	$135.58	$134.27	$121.03	$171.78	$183.13
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
KBW NASDAQ Regional Banking Index	100.00	146.85	150.41	159.31	221.46	225.34
Source: S&P Global Market Intelligence.

Repurchases of TCF Stock

Share repurchase activity for the quarter ended December 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (or Maximum Number) of Shares that May Yet Be Purchased Under the Plan
October 1 to October 31, 2017
Share repurchase program(1)	—	$—	—	5,384,130
Employee transactions(2)	1,405	$17.08	N.A.	N.A.
November 1 to November 30, 2017
Share repurchase program(3)	—	$—	—	$150,000,000
Employee transactions(2)	—	$—	N.A.	N.A.
December 1 to December 31, 2017
Share repurchase program(3)	446,464	$20.51	446,464	$140,843,494
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(3)	446,464	$20.51	446,464	$140,843,494
Employee transactions(2)	1,405	$17.08	N.A.	N.A.
 N.A. Not Applicable

(1)
Prior to November 27, 2017, the share repurchase authorization was approved by the Board of Directors on April 14, 2007 and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF's common stock outstanding at the time of the authorization, or 6.5 million shares. This plan has been replaced by the current share repurchase authorization approved and announced on November 27, 2017.

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

(3)
The current share repurchase authorization was approved by the Board of Directors and announced in a press release on November 27, 2017. The authorization was for a repurchase of up to $150.0 million in aggregate value of shares of TCF's common stock. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. This authorization may be commenced or suspended at any time or from time to time.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes. Historical data is not necessarily indicative of TCF's future results of operations or financial condition. See "Item 1A. Risk Factors."

Five-Year Financial Summary

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2017	2016	2015	2014	2013
Consolidated Income:
Net interest income	$925,238	$848,106	$820,388	$815,629	$802,624
Non-interest income	448,299	465,900	441,998	433,267	404,058
Total revenue	1,373,537	1,314,006	1,262,386	1,248,896	1,206,682
Provision for credit losses	68,443	65,874	52,944	95,737	118,368
Non-interest expense	1,059,934	909,887	894,747	871,777	845,269
Income before income tax expense (benefit)	245,160	338,245	314,695	281,382	243,045
Income tax expense (benefit)	(33,624)	116,528	108,872	99,766	84,345
Income attributable to non-controlling interest	10,147	9,593	8,700	7,429	7,032
Net income attributable to TCF Financial Corporation	268,637	212,124	197,123	174,187	151,668
Preferred stock dividends	19,904	19,388	19,388	19,388	19,065
Impact of preferred stock redemption	5,779	—	—	—	—
Net income available to common stockholders	$242,954	$192,736	$177,735	$154,799	$132,603
Earnings per common share:
Basic	$1.44	$1.15	$1.07	$0.95	$0.82
Diluted	$1.44	$1.15	$1.07	$0.94	$0.82
Dividends declared	$0.30	$0.30	$0.225	$0.20	$0.20
Consolidated Financial Condition:
Loans and leases	$19,104,460	$17,843,827	$17,435,999	$16,401,646	$15,846,939
Total assets	23,002,159	21,441,326	20,689,609	19,393,656	18,378,769
Deposits	18,335,002	17,242,522	16,719,989	15,449,882	14,432,776
Borrowings	1,249,449	1,077,572	1,039,938	1,235,535	1,487,172
Total equity	2,680,584	2,444,645	2,306,917	2,135,364	1,964,759
Book value per common share	13.96	12.66	11.94	11.10	10.23
Financial Ratios:
Return on average assets	1.26%	1.05%	1.03%	0.96%	0.87%
Return on average common equity	10.80	9.13	9.19	8.71	8.12
Net interest margin(1)	4.54	4.34	4.42	4.61	4.68
Average total equity to average assets	11.50	11.36	11.15	10.89	10.46
Dividend payout ratio	20.83	26.09	21.03	21.28	24.30
Credit Quality Ratios:
Non-accrual loans and leases as a percentage of total loans and leases	0.62%	1.02%	1.15%	1.32%	1.75%
Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.72	1.28	1.43	1.71	2.17
Allowance for loan and lease losses as a percentage of total loans and leases	0.90	0.90	0.90	1.00	1.59
Net charge-offs as a percentage of average loans and leases	0.24	0.26	0.30	0.49	0.81

(1)	Net interest income on a fully tax-equivalent basis divided by average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with "Part I, Item 1A. Risk Factors," "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements."

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At December 31, 2017, TCF had 320 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets).

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

Net interest income, the difference between interest income earned on loans and leases, securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 67.4% of TCF's total revenue for 2017, compared with 64.5% and 65.0% for 2016 and 2015, respectively. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. The significant components of non-interest income are from leasing and equipment finance and fees and service charges. The leasing and equipment finance business generates non-interest income primarily from operating leases and sales-type leases. Providing a wide range of consumer banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions.

As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily in consumer real estate, which result in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. TCF implemented changes to its auto finance business strategy in 2017, transitioning from a partial reliance on gains on sales of loans to an entirely originate-to-hold model effective April 1, 2017 and discontinued auto finance loan originations effective December 1, 2017. Over time, this shift may decrease capital and operational risk and will impact net interest income, provision for credit losses, gains on sales of auto loans and servicing fee income.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2017, 2016 and 2015 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $1.44 for 2017, compared with $1.15 and $1.07 for 2016 and 2015, respectively. TCF reported net income of $268.6 million for 2017, compared with $212.1 million and $197.1 million for 2016 and 2015, respectively. Net income increased $56.5 million, or 26.6%, in 2017 and increased $15.0 million, or 7.6%, in 2016. The increase in net income in 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act ("Tax Reform") on December 22, 2017, partially offset by charges related to the changes implemented to auto finance's business strategy in 2017. As a result of the enactment of Tax Reform, an estimated net tax benefit of $130.7 million, or 77 cents per common share, was recorded for 2017 resulting primarily from the re-measurement of the Company's estimated net deferred tax liability. Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. The determination was based on management's review of strategic alternatives and the financial outlook of the auto finance loan origination business compared with alternative uses of capital. TCF's subsidiary, Gateway One Lending & Finance, LLC, will continue to service existing auto loans on its balance sheet and those serviced for others. The decision to discontinue auto finance loan originations resulted in a goodwill impairment charge of $73.0 million, an other intangible assets impairment charge of $0.4 million and approximately $14.8 million of expenses related to severance, other asset impairments and lease termination expenses in 2017. These auto finance items reduced diluted earnings per common share by 49 cents for 2017. The increase in net income in 2016 was primarily due to revenue growth outpacing expenses.

Return on average assets on a fully tax-equivalent basis was 1.26% for 2017, compared with 1.05% and 1.03% for 2016 and 2015, respectively. The return on average assets on a fully tax-equivalent basis increased in 2017 and 2016 primarily due to increases in net income. Total average assets were $22.1 billion for 2017, compared with $21.1 billion and $19.9 billion for 2016 and 2015, respectively. Total average assets increased $976.6 million, or 4.6%, in 2017 and increased $1.2 billion, or 6.0%, in 2016. Return on average common equity was 10.80% for 2017, compared with 9.13% and 9.19% for 2016 and 2015, respectively. The return on average common equity ratio increased in 2017 primarily due to an increase in net income available to common stockholders. The return on average common equity ratio decreased in 2016 primarily due to higher average total common equity. Total average common equity was $2.2 billion for 2017, compared with $2.1 billion and $1.9 billion for 2016 and 2015, respectively. Total average common equity increased $139.0 million, or 6.6%, in 2017 and increased $175.5 million, or 9.1%, in 2016.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 67.4% of TCF's total revenue for 2017, compared with 64.5% and 65.0% for 2016 and 2015, respectively. Net interest income was $925.2 million for 2017, compared with $848.1 million and $820.4 million for 2016 and 2015, respectively. Net interest income increased $77.1 million, or 9.1%, in 2017 and $27.7 million, or 3.4%, in 2016. The average yield on interest-earning assets on a fully tax-equivalent basis was 5.00%, 4.76% and 4.80% for 2017, 2016 and 2015, respectively. Average interest-earning assets increased $898.2 million, or 4.5%, in 2017 and $1.1 billion, or 6.0%, in 2016. The average rate on interest-bearing liabilities was 0.61%, 0.56% and 0.51% for 2017, 2016 and 2015, respectively. Average interest-bearing liabilities increased $564.2 million, or 3.8%, in 2017 and $667.7 million, or 4.7%, in 2016.

The increase in net interest income in 2017 was primarily due to an increase in interest income on loans and leases, partially offset by a decrease in interest income on loans held for sale and an increase in total interest expense. Total interest income was $1.0 billion for 2017, compared with $930.7 million for 2016. Total interest income increased $88.3 million, or 9.5%, in 2017 primarily due to higher average balances and increased average yields on commercial loans, increased average yields on auto finance loans, higher average balances and increased average yields on inventory finance loans and higher average balances of leasing and equipment finance loans and leases. These increases were partially offset by lower average balances of consumer real estate loans. Total interest expense was $93.8 million for 2017, compared with $82.6 million for 2016. Total interest expense increased $11.2 million, or 13.5%, in 2017 primarily due to higher average balances of long-term borrowings and increased average rates and higher average balances of certificates of deposit, partially offset by lower average rates on money market accounts.

The increase in net interest income in 2016 was primarily due to an increase in interest income on loans and leases, securities available for sale and loans held for sale, partially offset by an increase in interest expense on deposits. Total interest income was $930.7 million for 2016, compared with $891.9 million for 2015. Total interest income increased $38.8 million, or 4.4%, in 2016 primarily due to higher average balances of loans and leases and securities available for sale, partially offset by a lower average yield on interest-earning assets. Total interest expense was $82.6 million for 2016, compared with $71.5 million for 2015. Total interest expense increased $11.1 million, or 15.5%, in 2016 primarily due to higher interest expense on certificates of deposit due to growth and higher rates paid as a result of special campaigns to fund interest-earning asset growth.

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

Net interest margin was 4.54% for 2017, compared with 4.34% and 4.42% for 2016 and 2015, respectively. Net interest margin increased 20 basis points in 2017 and decreased 8 basis points in 2016. The increase in 2017 was primarily due to overall margin expansion on loans and leases, primarily impacted by interest rate increases, partially offset by higher average rates on higher average balances of certificates of deposit. The decrease in 2016 was primarily due to margin compression resulting from the competitive, low interest rate environment and higher rates on certificates of deposit.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Year Ended December 31,
	2017			2016			Change
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$282,507	$10,491	3.71%	$319,582	$9,314	2.91%	$(37,075)	$1,177	80
Securities held to maturity	170,006	4,436	2.61	190,863	4,649	2.44	(20,857)	(213)	17
Securities available for sale:(2)
Taxable	823,526	18,382	2.23	719,743	16,238	2.26	103,783	2,144	(3)
Tax-exempt(3)	712,530	22,916	3.22	495,708	15,900	3.21	216,822	7,016	1
Loans and leases held for sale	208,678	16,606	7.96	479,401	39,648	8.27	(270,723)	(23,042)	(31)
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,934,395	109,185	5.64	2,285,647	130,753	5.72	(351,252)	(21,568)	(8)
Variable- and adjustable-rate	2,961,449	171,671	5.80	2,948,482	156,919	5.32	12,967	14,752	48
Total consumer real estate	4,895,844	280,856	5.74	5,234,129	287,672	5.50	(338,285)	(6,816)	24
Commercial:
Fixed-rate	977,698	47,587	4.87	972,107	47,445	4.88	5,591	142	(1)
Variable- and adjustable-rate	2,455,578	111,886	4.56	2,154,774	85,996	3.99	300,804	25,890	57
Total commercial	3,433,276	159,473	4.64	3,126,881	133,441	4.27	306,395	26,032	37
Leasing and equipment finance	4,399,138	202,508	4.60	4,106,718	183,029	4.46	292,420	19,479	14
Inventory finance	2,646,500	164,386	6.21	2,414,684	140,453	5.82	231,816	23,933	39
Auto finance	3,105,326	152,974	4.93	2,693,041	110,651	4.11	412,285	42,323	82
Other	11,149	571	5.11	9,538	548	5.74	1,611	23	(63)
Total loans and leases	18,491,233	960,768	5.20	17,584,991	855,794	4.87	906,242	104,974	33
Total interest-earning assets	20,688,480	1,033,599	5.00	19,790,288	941,543	4.76	898,192	92,056	24
Other assets(5)	1,363,487			1,285,127			78,360
Total assets	$22,051,967			$21,075,415			$976,552
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,931,856			$1,778,707			$153,149
Small business	925,890			884,192			41,698
Commercial and custodial	634,487			585,611			48,876
Total non-interest bearing deposits	3,492,233			3,248,510			243,723
Interest-bearing deposits:
Checking	2,541,407	379	0.01	2,452,206	346	0.01	89,201	33	—
Savings	4,888,280	4,255	0.09	4,677,517	1,510	0.03	210,763	2,745	6
Money market	2,140,553	10,139	0.47	2,488,977	15,114	0.61	(348,424)	(4,975)	(14)
Certificates of deposit	4,495,062	51,239	1.14	4,229,247	44,818	1.06	265,815	6,421	8
Total interest-bearing deposits	14,065,302	66,012	0.47	13,847,947	61,788	0.45	217,355	4,224	2
Total deposits	17,557,535	66,012	0.38	17,096,457	61,788	0.36	461,078	4,224	2
Borrowings:
Short-term borrowings	5,267	58	1.10	7,051	51	0.73	(1,784)	7	37
Long-term borrowings	1,239,433	27,749	2.24	890,846	20,785	2.33	348,587	6,964	(9)
Total borrowings	1,244,700	27,807	2.23	897,897	20,836	2.32	346,803	6,971	(9)
Total interest-bearing liabilities	15,310,002	93,819	0.61	14,745,844	82,624	0.56	564,158	11,195	5
Total deposits and borrowings	18,802,235	93,819	0.50	17,994,354	82,624	0.46	807,881	11,195	4
Accrued expenses and other liabilities	713,794			686,360			27,434
Total liabilities	19,516,029			18,680,714			835,315
Total TCF Financial Corp. stockholders' equity	2,513,424			2,373,176			140,248
Non-controlling interest in subsidiaries	22,514			21,525			989
Total equity	2,535,938			2,394,701			141,237
Total liabilities and equity	$22,051,967			$21,075,415			$976,552
Net interest income and margin		$939,780	4.54		$858,919	4.34		$80,861	20

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based on historical amortized cost and exclude equity securities.

(3)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $224.7 million and $140.3 million for 2017 and 2016, respectively.

	Year Ended December 31,
	2016			2015			Change
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest(1)	Yields and Rates(1)	Average Balance	Interest	Yields and Rates (bps)
Assets:
Investments and other	$319,582	$9,314	2.91%	$520,577	$12,294	2.36%	$(200,995)	$(2,980)	55
Securities held to maturity	190,863	4,649	2.44	207,140	5,486	2.65	(16,277)	(837)	(21)
Securities available for sale:(2)
Taxable	719,743	16,238	2.26	564,205	13,930	2.47	155,538	2,308	(21)
Tax-exempt(3)	495,708	15,900	3.21	80,894	2,643	3.27	414,814	13,257	(6)
Loans and leases held for sale	479,401	39,648	8.27	286,295	25,766	9.00	193,106	13,882	(73)
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,285,647	130,753	5.72	2,710,512	157,428	5.81	(424,865)	(26,675)	(9)
Variable- and adjustable-rate	2,948,482	156,919	5.32	2,911,689	149,770	5.14	36,793	7,149	18
Total consumer real estate	5,234,129	287,672	5.50	5,622,201	307,198	5.46	(388,072)	(19,526)	4
Commercial:
Fixed-rate	972,107	47,445	4.88	1,173,039	59,037	5.03	(200,932)	(11,592)	(15)
Variable- and adjustable-rate	2,154,774	85,996	3.99	1,961,389	76,677	3.91	193,385	9,319	8
Total commercial	3,126,881	133,441	4.27	3,134,428	135,714	4.33	(7,547)	(2,273)	(6)
Leasing and equipment finance	4,106,718	183,029	4.46	3,804,015	175,565	4.62	302,703	7,464	(16)
Inventory finance	2,414,684	140,453	5.82	2,154,357	122,799	5.70	260,327	17,654	12
Auto finance	2,693,041	110,651	4.11	2,278,617	94,463	4.15	414,424	16,188	(4)
Other	9,538	548	5.74	10,303	712	6.91	(765)	(164)	(117)
Total loans and leases	17,584,991	855,794	4.87	17,003,921	836,451	4.92	581,070	19,343	(5)
Total interest-earning assets	19,790,288	941,543	4.76	18,663,032	896,570	4.80	1,127,256	44,973	(4)
Other assets(5)	1,285,127			1,226,645			58,482
Total assets	$21,075,415			$19,889,677			$1,185,738
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,778,707			$1,658,951			$119,756
Small business	884,192			838,758			45,434
Commercial and custodial	585,611			507,446			78,165
Total non-interest bearing deposits	3,248,510			3,005,155			243,355
Interest-bearing deposits:
Checking	2,452,206	346	0.01	2,396,334	547	0.02	55,872	(201)	(1)
Savings	4,677,517	1,510	0.03	4,938,303	3,005	0.06	(260,786)	(1,495)	(3)
Money market	2,488,977	15,114	0.61	2,265,121	14,237	0.63	223,856	877	(2)
Certificates of deposit	4,229,247	44,818	1.06	3,340,341	30,437	0.91	888,906	14,381	15
Total interest-bearing deposits	13,847,947	61,788	0.45	12,940,099	48,226	0.37	907,848	13,562	8
Total deposits	17,096,457	61,788	0.36	15,945,254	48,226	0.30	1,151,203	13,562	6
Borrowings:
Short-term borrowings	7,051	51	0.73	18,822	53	0.28	(11,771)	(2)	45
Long-term borrowings	890,846	20,785	2.33	1,119,175	23,263	2.08	(228,329)	(2,478)	25
Total borrowings	897,897	20,836	2.32	1,137,997	23,316	2.05	(240,100)	(2,480)	27
Total interest-bearing liabilities	14,745,844	82,624	0.56	14,078,096	71,542	0.51	667,748	11,082	5
Total deposits and borrowings	17,994,354	82,624	0.46	17,083,251	71,542	0.42	911,103	11,082	4
Accrued expenses and other liabilities	686,360			589,222			97,138
Total liabilities	18,680,714			17,672,473			1,008,241
Total TCF Financial Corp. stockholders' equity	2,373,176			2,197,690			175,486
Non-controlling interest in subsidiaries	21,525			19,514			2,011
Total equity	2,394,701			2,217,204			177,497
Total liabilities and equity	$21,075,415			$19,889,677			$1,185,738
Net interest income and margin		$858,919	4.34		$825,028	4.42		$33,891	(8)

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based on historical amortized cost and exclude equity securities.

(3)	The yield on tax-exempt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 35% for all periods presented.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $140.3 million and $104.1 million for 2016 and 2015, respectively.

The components of the changes in net interest income on a fully tax-equivalent basis by volume and rate were as follows:

	Year Ended
	December 31, 2017			December 31, 2016
	Versus December 31, 2016			Versus December 31, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments and other	$(1,166)	$2,343	$1,177	$(5,442)	$2,462	$(2,980)
Securities held to maturity	(530)	317	(213)	(415)	(422)	(837)
Securities available for sale:
Taxable	2,318	(174)	2,144	3,588	(1,280)	2,308
Tax-exempt	6,974	42	7,016	13,306	(49)	13,257
Loans and leases held for sale	(21,553)	(1,489)	(23,042)	16,026	(2,144)	13,882
Loans and leases:
Consumer real estate:
Fixed-rate	(19,589)	(1,979)	(21,568)	(24,650)	(2,025)	(26,675)
Variable- and adjustable-rate	715	14,037	14,752	1,795	5,354	7,149
Total consumer real estate	(18,630)	11,814	(6,816)	(22,030)	2,504	(19,526)
Commercial:
Fixed-rate	360	(218)	142	(9,963)	(1,629)	(11,592)
Variable- and adjustable-rate	13,001	12,889	25,890	7,496	1,823	9,319
Total commercial	13,913	12,119	26,032	(378)	(1,895)	(2,273)
Leasing and equipment finance	13,326	6,153	19,479	13,635	(6,171)	7,464
Inventory finance	14,284	9,649	23,933	14,769	2,885	17,654
Auto finance	18,588	23,735	42,323	16,747	(559)	16,188
Other	88	(65)	23	(50)	(114)	(164)
Total loans and leases	46,284	58,690	104,974	26,962	(7,619)	19,343
Total interest income	44,754	47,302	92,056	52,032	(7,059)	44,973
Interest expense:
Deposits:
Checking	14	19	33	12	(213)	(201)
Savings	72	2,673	2,745	(152)	(1,343)	(1,495)
Money market	(1,924)	(3,051)	(4,975)	1,342	(465)	877
Certificates of deposit	2,979	3,442	6,421	8,843	5,538	14,381
Total deposits	1,768	2,456	4,224	3,620	9,942	13,562
Borrowings:
Short-term borrowings	(15)	22	7	(48)	46	(2)
Long-term borrowings	7,862	(898)	6,964	(5,116)	2,638	(2,478)
Total borrowings	7,801	(830)	6,971	(5,327)	2,847	(2,480)
Total interest expense	3,310	7,885	11,195	3,447	7,635	11,082
Net interest income	$40,815	$40,046	$80,861	$47,783	$(13,892)	$33,891

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

The composition of TCF's provision for credit losses was as follows:

	Year Ended December 31,						Change
(Dollars in thousands)	2017		2016		2015		2017	/	2016	2016	/	2015
Consumer real estate	$(12,318)	(18.0)%	$9,304	14.1%	$12,697	24.0%	$(21,622)		N.M.	$(3,393)		(26.7)%
Commercial	9,098	13.3	2,890	4.4	298	0.6	6,208		N.M.	2,592		N.M.
Leasing and equipment finance	10,067	14.7	7,706	11.7	5,411	10.2	2,361		30.6%	2,295		42.4
Inventory finance	1,367	2.0	4,540	6.9	3,036	5.7	(3,173)		(69.9)	1,504		49.5
Auto finance	56,712	82.9	39,149	59.4	28,943	54.7	17,563		44.9	10,206		35.3
Other	3,517	5.1	2,285	3.5	2,559	4.8	1,232		53.9	(274)		(10.7)
Total	$68,443	100.0%	$65,874	100.0%	$52,944	100.0%	$2,569		3.9	$12,930		24.4
N.M. Not Meaningful.

TCF's provision for credit losses was $68.4 million for 2017, compared with $65.9 million and $52.9 million for 2016 and 2015, respectively. The provision for credit losses increased $2.6 million, or 3.9%, in 2017 and $12.9 million, or 24.4%, in 2016. The increase in the provision for credit losses in 2017 was primarily due to increased provision for credit losses related to the auto finance, commercial and leasing and equipment finance portfolios, partially offset by a decrease in provision for credit losses related to the consumer real estate portfolio. The increase in the provision for credit losses related to the auto finance portfolio was primarily due to increased net charge-offs and growth as a result of the reclassification of loans from held for sale to held for investment. The increase in the provision for credit losses related to the commercial and leasing and equipment finance portfolios was primarily due to increased net charge-offs. The decrease in the provision for credit losses related to the consumer real estate portfolio was primarily due to the recovery of $13.3 million on previous charge-offs related to the non-accrual loans that were sold in the first and third quarters of 2017 and improving credit quality. The increase in the provision for credit losses in 2016 was primarily due to the benefit from reduced reserves in 2015 (the allowance as a percent of total loans and leases was 0.90% and 1.00% at December 31, 2015 and 2014, respectively) and growth in the overall loan and lease portfolio, partially offset by decreased net charge-offs.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  Non-interest income is a significant source of revenue for TCF, representing 32.6% of total revenue for 2017, compared with 35.5% and 35.0% for 2016 and 2015, respectively, and is an important factor in TCF's results of operations. Non-interest income was $448.3 million for 2017, compared with $465.9 million and $442.0 million for 2016 and 2015, respectively. Non-interest income decreased $17.6 million, or 3.8%, in 2017 and increased $23.9 million, or 5.4%, in 2016. The decrease in 2017 was primarily due to decreases in net gains on sales of auto loans, net gains on sales of consumer real estate loans and fees and service charges, partially offset by an increase in leasing and equipment finance non-interest income. The increase in 2016 was primarily due to increases in leasing and equipment finance non-interest income, net gains on sales of consumer real estate loans, servicing fee income and net gains on sales of auto loans, partially offset by a decrease in fees and service charges.

The components of non-interest income were as follows:

	Year Ended December 31,			Change
(Dollars in thousands)	2017	2016	2015	2017 / 2016	2016 / 2015
Fees and service charges	$131,887	$137,664	$144,999	(4.2)%	(5.1)%
Card revenue	55,732	54,882	54,387	1.5	0.9
ATM revenue	19,624	20,445	21,544	(4.0)	(5.1)
Subtotal	207,243	212,991	220,930	(2.7)	(3.6)
Gains on sales of auto loans, net	5,460	34,832	30,580	(84.3)	13.9
Gains on sales of consumer real estate loans, net	37,327	50,427	40,964	(26.0)	23.1
Servicing fee income	41,347	40,182	31,229	2.9	28.7
Subtotal	84,134	125,441	102,773	(32.9)	22.1
Leasing and equipment finance	145,039	119,166	108,129	21.7	10.2
Other	11,646	8,883	10,463	31.1	(15.1)
Fees and other revenue	448,062	466,481	442,295	(3.9)	5.5
Gains (losses) on securities, net	237	(581)	(297)	N.M.	(95.6)
Total non-interest income	$448,299	$465,900	$441,998	(3.8)	5.4
Total non-interest income as a percentage of total revenue	32.6%	35.5%	35.0%
N.M. Not Meaningful.

Fees and Service Charges  Fees and service charges totaled $131.9 million for 2017, compared with $137.7 million and $145.0 million for 2016 and 2015, respectively. Fees and service charges decreased $5.8 million, or 4.2%, in 2017 and $7.3 million, or 5.1%, in 2016 primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.

Gains on Sales of Auto Loans, Net  Net gains on sales of auto loans totaled $5.5 million for 2017, compared with $34.8 million and $30.6 million for 2016 and 2015, respectively. Net gains on sales of auto loans decreased $29.4 million, or 84.3%, in 2017 and increased $4.3 million, or 13.9%, in 2016. The decrease in 2017 was primarily due to the strategic shift in auto finance. The increase in 2016 was primarily due to increased volume of loans sold, partially offset by a strong competitive environment and challenging market conditions. TCF sold $424.7 million, $2.1 billion and $1.3 billion of auto loans in 2017, 2016 and 2015, respectively. See Note 6. Loans and Leases of Notes to Consolidated Financial Statements for further information.

Gains on Sales of Consumer Real Estate Loans, Net  Net gains on sales of consumer real estate loans totaled $37.3 million for 2017, compared with $50.4 million and $41.0 million for 2016 and 2015, respectively. Net gains on sales of consumer real estate loans decreased $13.1 million, or 26.0%, in 2017 and increased $9.5 million, or 23.1%, in 2016. The decrease in 2017 was primarily due to decreased volume of loans sold. The increase in 2016 was primarily due to increased volume of loans sold. TCF sold $1.3 billion, $1.6 billion and $1.3 billion of consumer real estate loans in 2017, 2016 and 2015, respectively. See Note 6. Loans and Leases of Notes to Consolidated Financial Statements for further information.

Servicing Fee Income  Servicing fee income totaled $41.3 million for 2017, compared with $40.2 million and $31.2 million for 2016 and 2015, respectively. Of this amount, $33.6 million relates to auto finance loans serviced for others for 2017, compared with $33.1 million and $24.1 million for 2016 and 2015, respectively, and $6.4 million relates to consumer real estate loans serviced for others for 2017, compared with $5.4 million and $5.0 million for 2016 and 2015, respectively. Servicing fee income increased $9.0 million, or 28.7%, in 2016 primarily due to the cumulative effect of the increases in the portfolios of auto finance and consumer real estate loans sold with servicing retained by TCF. Average auto finance loans serviced for others were $2.5 billion for 2017, compared with $2.6 billion and $2.0 billion for 2016 and 2015, respectively. Average consumer real estate loans serviced for others were $2.4 billion for 2017, compared with $2.0 billion and $1.6 billion for 2016 and 2015, respectively.

Leasing and Equipment Finance Leasing and equipment finance non-interest income totaled $145.0 million for 2017, compared with $119.2 million and $108.1 million for 2016 and 2015, respectively. Leasing and equipment finance non-interest income increased $25.9 million, or 21.7%, in 2017 and $11.0 million, or 10.2%, in 2016. The increase in 2017 was primarily due to an increase in operating lease revenue, mainly driven by the acquisition of Equipment Financing & Leasing Corporation ("EFLC") in the second quarter of 2017 and portfolio growth. The increase in 2016 was primarily due to higher operating lease and sales-type lease revenue.

Non-interest Expense  Non-interest expense totaled $1.1 billion for 2017, compared with $909.9 million and $894.7 million for 2016 and 2015, respectively. Non-interest expense increased $150.0 million, or 16.5%, in 2017 and $15.1 million, or 1.7%, in 2016. The increase in 2017 was primarily due to increases in other non-interest expense, operating lease depreciation, compensation and employee benefits expense, occupancy and equipment expense and net foreclosed real estate and repossessed assets expense. The increase in 2016 was primarily due to increases in compensation and employee benefits expense, occupancy and equipment expense and other non-interest expense, partially offset by a decrease in net foreclosed real estate and repossessed assets expense.

The components of non-interest expense were as follows:

	Year Ended December 31,			Change
(Dollars in thousands)	2017	2016	2015	2017 / 2016	2016 / 2015
Compensation and employee benefits	$483,235	$474,722	$457,743	1.8%	3.7%
Occupancy and equipment	156,909	149,980	144,962	4.6	3.5
Other	345,456	231,420	229,255	49.3	0.9
Subtotal	985,600	856,122	831,960	15.1	2.9
Operating lease depreciation	55,901	40,359	39,409	38.5	2.4
Foreclosed real estate and repossessed assets, net	17,756	13,187	23,193	34.6	(43.1)
Other credit costs, net	677	219	185	N.M.	18.4
Total non-interest expense	$1,059,934	$909,887	$894,747	16.5	1.7
N.M. Not Meaningful.

Compensation and Employee Benefits Compensation and employee benefits expense totaled $483.2 million for 2017, compared with $474.7 million and $457.7 million for 2016 and 2015, respectively. Compensation and employee benefits expense increased $8.5 million, or 1.8%, in 2017 and $17.0 million, or 3.7%, in 2016. The increase in 2017 was primarily due to higher enterprise services contract labor utilization, higher incentive compensation and one-time employee bonuses, partially offset by reduced headcount in auto finance resulting in lower salaries and commissions. The increase in 2016 was primarily due to higher commissions and incentives, partially offset by the annual pension plan valuation adjustment.

Occupancy and Equipment Occupancy and equipment expense totaled $156.9 million for 2017, compared with $150.0 million and $145.0 million for 2016 and 2015, respectively. Occupancy and equipment expense increased $6.9 million, or 4.6%, in 2017 and $5.0 million, or 3.5%, in 2016. The increase in 2017 was primarily due to increased software maintenance expense and ATM expenses, partially offset by lower repairs and maintenance. The increase in 2016 was primarily due to increased depreciation and amortization expense and higher software maintenance expense. Depreciation and amortization expense related to premises and equipment was $45.9 million, $44.9 million and $40.8 million in 2017, 2016 and 2015, respectively.

Other Non-interest Expense Other non-interest expense totaled $345.5 million for 2017, compared with $231.4 million and $229.3 million for 2016 and 2015, respectively. Other non-interest expense increased $114.0 million, or 49.3%, in 2017 and $2.2 million, or 0.9%, in 2016. The increase in 2017 was primarily due to charges related to the discontinuation of auto finance loan originations, including goodwill and other intangible assets impairment charges of $73.4 million and severance, asset impairment and lease termination expenses of $14.8 million, increased professional fees of $13.7 million driven by strategic investments in technology capabilities, a $6.3 million increase in charitable contributions related to the additional donation to TCF Foundation of $5.0 million, a $5.2 million increase in outside processing expense, a $4.7 million increase in advertising and marketing expense and a $2.5 million increase in card processing expense, partially offset by a $4.0 million decrease in loan and lease processing expense and a $3.0 million decrease in branch realignment expense. The increase in 2016 was primarily due to $3.9 million of branch realignment expense related to the closure of two traditional branches and 50 supermarket branches, a $1.6 million increase in loan and lease processing expense due to increases in loan and lease originations and a $1.0 million increase in outside processing expense, partially offset by a $4.4 million decrease in Federal Deposit Insurance Corporation ("FDIC") insurance expense due to a lower assessment rate. See Note 23. Other Non-interest Expense of Notes to Consolidated Financial Statements for further information.

Operating Lease Depreciation Operating lease depreciation totaled $55.9 million for 2017, compared with $40.4 million and $39.4 million for 2016 and 2015, respectively. Operating lease depreciation increased $15.5 million, or 38.5%, in 2017 primarily due to more transactions resulting in part from the acquisition of EFLC.

Foreclosed Real Estate and Repossessed Assets, Net  Net foreclosed real estate and repossessed assets expense totaled $17.8 million for 2017, compared with $13.2 million and $23.2 million for 2016 and 2015, respectively. Net foreclosed real estate and repossessed assets expense increased $4.6 million, or 34.6%, in 2017 and decreased $10.0 million, or 43.1%, in 2016. The increase in 2017 was due to higher repossessed assets expense primarily attributable to auto finance and lower gains on sales of commercial properties, partially offset by lower operating costs associated with maintaining fewer consumer properties. The decrease in 2016 was primarily due to lower operating costs associated with maintaining fewer properties, lower write-downs on existing foreclosed commercial and consumer properties and higher gains on sales of commercial and consumer properties, partially offset by higher repossessed assets expense.

Income Taxes  Income tax benefit was $33.6 million for 2017, compared with income tax expense of $116.5 million and $108.9 million for 2016 and 2015, respectively. The income tax benefit for 2017 was impacted by an estimated net tax benefit of $130.7 million primarily resulting from the re-measurement of the Company's estimated net deferred tax liability as a result of the enactment of Tax Reform. See Note 2. Summary of Significant Accounting Policies and Note 14. Income Taxes of Notes to Consolidated Financial Statements for further information.

Reportable Segment Results

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 24. Business Segments of Notes to Consolidated Financial Statements for further information regarding net income (loss), assets and revenues for each of TCF's reportable segments.
Consumer Banking
Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to originate high credit quality secured consumer real estate loans for investment and for sale and to generate deposits. Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. TCF will continue to service existing auto loans on its balance sheet and those serviced for others. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, ATM revenue, gains on sales of loans and servicing fee income, and incurs a significant portion of the Company's provision for credit losses and non-interest expense.
Consumer Banking generated net income available to common stockholders of $23.1 million for 2017, compared with $124.0 million and $105.5 million for 2016 and 2015, respectively. Consumer Banking net income available to common stockholders decreased $100.9 million, or 81.3%, in 2017 and increased $18.6 million, or 17.6%, in 2016.
Consumer Banking net interest income totaled $574.6 million for 2017, compared with $559.9 million and $536.7 million for 2016 and 2015, respectively. Net interest income increased $14.8 million, or 2.6%, in 2017 and $23.1 million, or 4.3%, in 2016. The increase in 2017 was primarily due to an increase in interest income on loans and an increase in funds transfer pricing credits, partially offset by a decrease in interest income on loans held for sale and an increase in total interest expense. The increase in 2016 was primarily due to an increase in interest income related to funds transfer pricing credits and an increase in interest income on loans held for sale, partially offset by an increase in total interest expense.
Total interest income attributable to the Consumer Banking segment was $823.5 million for 2017, compared with $796.1 million and $755.3 million for 2016 and 2015, respectively. Total interest income increased $27.4 million, or 3.4%, in 2017 and $40.7 million, or 5.4%, in 2016. The increase in total interest income in 2017 was primarily due to higher average yields on auto finance loans and an increase in funds transfer pricing credits driven by deposits, partially offset by lower average balances of consumer real estate loans. The increase in total interest income in 2016 was primarily due to an increase in funds transfer pricing credits driven by an increase in deposits and higher average balances of auto finance loans, partially offset by a decrease in interest income from consumer real estate first mortgage lien loan balances due to run-off.
Total interest expense attributable to the Consumer Banking segment was $248.9 million for 2017, compared with $236.2 million and $218.6 million for 2016 and 2015, respectively. Total interest expense increased $12.7 million, or 5.4%, in 2017 and $17.6 million, or 8.1%, in 2016. The increase in total interest expense in 2017 was primarily due to an increase in interest expense on inter-company borrowings and an increase in funds transfer pricing charges.The increase in total interest expense in 2016 was primarily due to higher interest expense on certificates of deposits due to growth and higher rates paid as a result of special campaigns to fund loan growth.
Consumer Banking provision for credit losses totaled $48.2 million for 2017, compared with $50.8 million and $44.3 million for 2016 and 2015, respectively. The provision for credit losses decreased $2.6 million, or 5.1%, in 2017 and increased $6.5 million, or 14.6%, in 2016. The decrease in the provision for credit losses in 2017 was primarily due to a decreased provision for credit losses related to the consumer real estate portfolio, partially offset by an increased provision for credit losses related to the auto finance portfolio. The decrease in the provision for credit losses related to the consumer real estate portfolio was primarily due to the recovery of $13.3 million on previous charge-offs related to the non-accrual loans that were sold in the first and third quarters of 2017 and improving credit quality. The increase in the provision for credit losses related to the auto finance portfolio was primarily due to increased net charge-offs and growth as a result of the reclassification of loans from held for sale to held for investment. The increase in the provision for credit losses in 2016 was primarily due to the benefit from reduced reserve requirements in 2015 for the consumer real estate portfolio (the allowance for credit losses as a percent of consumer banking loans was 1.19% and 1.18% at December 31, 2016 and 2015, respectively), partially offset by decreased net charge-offs.

Consumer Banking non-interest income totaled $290.0 million for 2017, compared with $337.0 million and $320.4 million for 2016 and 2015, respectively. Non-interest income decreased $47.0 million, or 13.9%, in 2017 and increased $16.6 million, or 5.2%, in 2016. The decrease in 2017 was primarily due to decreases in net gains on sales of auto loans, net gains on sales of consumer real estate loans and fees and service charges. The increase in 2016 was primarily due to increases in net gains on sales of consumer real estate loans, net gains on sales of auto loans and servicing fee income, partially offset by a decrease in fees and service charges.
Fees and service charges attributable to the Consumer Banking segment totaled $121.7 million for 2017, compared with $130.5 million and $138.7 million for 2016 and 2015, respectively. Fees and service charges decreased $8.8 million, or 6.8%, in 2017 and $8.1 million, or 5.9%, in 2016, primarily due to ongoing consumer behavior changes, as well as higher average checking account balances per customer.
Net gains on sales of auto loans totaled $5.5 million for 2017, compared with $34.8 million and $30.6 million for 2016 and 2015, respectively. Net gains on sales of auto loans decreased $29.4 million, or 84.3%, in 2017 and increased $4.3 million, or 13.9%, in 2016. The decrease in 2017 was due to the strategic shift in auto finance. The increase in 2016 was primarily due to increased volume of loans sold, partially offset by a strong competitive environment and challenging market conditions.
Net gains on sales of consumer real estate loans totaled $37.3 million for 2017, compared with $50.4 million and $41.0 million for 2016 and 2015, respectively. Net gains on sales of consumer real estate loans decreased $13.0 million, or 25.9%, in 2017 and increased $9.4 million, or 23.0%, in 2016. The decrease in 2017 was primarily due to decreased volume of loans sold. The increase in 2016 was primarily due to increased volume of loans sold.
Servicing fee income attributable to the Consumer Banking segment totaled $40.0 million for 2017, compared with $38.6 million and $29.0 million for 2016 and 2015, respectively. Of this amount, $33.6 million relates to auto finance loans serviced for others for 2017, compared with $33.1 million and $24.1 million for 2016 and 2015, respectively, and $6.4 million relates to consumer real estate loans serviced for others for 2017, compared with $5.4 million and $5.0 million for 2016 and 2015, respectively. Servicing fee income increased $9.5 million, or 32.9%, in 2016 due to the cumulative effect of the increases in the portfolios of auto finance and consumer real estate loans sold with servicing retained by TCF. Average auto finance loans serviced for others were $2.5 billion for 2017, compared with $2.6 billion and $2.0 billion for 2016 and 2015, respectively. Average consumer real estate loans serviced for others were $2.4 billion for 2017, compared with $2.0 billion and $1.6 billion for 2016 and 2015, respectively.
Consumer Banking non-interest expense totaled $743.7 million for 2017, compared with $652.5 million and $645.9 million for 2016 and 2015, respectively. Non-interest expense increased $91.3 million, or 14.0%, in 2017 and $6.5 million, or 1.0%, in 2016. The increase in 2017 was primarily due to charges related to the discontinuation of auto finance loan originations, including goodwill and other intangible asset impairment charges and severance, asset impairment and lease termination expenses, as well as increases in occupancy and equipment expense, allocation expense from Enterprise Services, advertising and marketing expense, net foreclosed real estate and repossessed assets expense and card processing expense. These increases were partially offset by a decrease in compensation and employee benefits expense attributable to reduced headcount in auto finance resulting in lower salaries and commissions, a decrease in branch realignment expense and a decrease in loan processing expense. The increase in 2016 was primarily due to higher occupancy and equipment expense and branch realignment expense of $3.9 million related to the closure of two traditional branches and 50 supermarket branches. These increases were partially offset by a decrease in net foreclosed real estate and repossessed assets expense due to lower operating costs associated with maintaining fewer consumer properties, higher gains on sales of consumer properties and lower write-downs on existing foreclosed consumer properties, as well as a decrease in FDIC insurance expense due to a lower assessment rate.

Wholesale Banking
Wholesale Banking is comprised of commercial lending, leasing and equipment finance and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $278.4 million for 2017, compared with $130.0 million and $127.3 million for 2016 and 2015, respectively. Wholesale Banking net income available to common stockholders increased $148.4 million, or 114.2%, in 2017 and $2.6 million, or 2.1%, in 2016.
Wholesale Banking net interest income totaled $359.3 million for 2017, compared with $343.7 million and $339.9 million for 2016 and 2015, respectively. Net interest income increased $15.6 million, or 4.5%, in 2017 and $3.7 million, or 1.1%, in 2016. The increases in both periods were primarily due to increases in interest income on loans and leases, partially offset by increases in total interest expense.
Total interest income attributable to the Wholesale Banking segment was $552.8 million for 2017, compared with $479.6 million and $452.8 million for 2016 and 2015, respectively. Total interest income increased $73.2 million, or 15.3%, in 2017 and $26.8 million, or 5.9%, in 2016. The increase in total interest income in 2017 was primarily due to higher average balances and increased average yields on commercial and inventory finance loans and higher average balances of leasing and equipment finance loans and leases. The increase in total interest income in 2016 was primarily due to higher average loan and lease balances in the leasing and equipment finance and inventory finance portfolios.
Total interest expense attributable to the Wholesale Banking segment was $193.5 million for 2017, compared with $135.9 million and $112.9 million for 2016 and 2015, respectively. Total interest expense increased $57.6 million, or 42.4%, in 2017 and $23.1 million, or 20.4%, in 2016. The increase in total interest expense in 2017 was primarily due to higher funds transfer pricing charges driven by an increase in loans and leases and an increase in interest expense on inter-company borrowings. The increase in total interest expense in 2016 was primarily due to higher funds transfer pricing charges driven by a combination of higher average loan and lease balances and an increase in funds transfer pricing rates.
Wholesale Banking provision for credit losses totaled $20.2 million for 2017, compared with $15.1 million and $8.6 million for 2016 and 2015, respectively. The provision for credit losses increased $5.2 million, or 34.3%, in 2017 and $6.4 million, or 74.7%, in 2016. The increase in 2017 was primarily due to increased net charge-offs in the commercial and leasing and equipment finance portfolios, partially offset by lower reserve requirements in the inventory finance portfolio. The increase in 2016 was primarily due to increased reserve requirements related to overall growth in the Wholesale Banking loan and lease portfolio.
Wholesale Banking non-interest income totaled $158.0 million for 2017, compared with $128.9 million and $119.8 million for 2016 and 2015, respectively. Non-interest income increased $29.1 million, or 22.6%, in 2017 and $9.1 million, or 7.6%, in 2016. The increase in 2017 was primarily due to an increase in leasing and equipment finance non-interest income due to an increase in operating lease revenue, mainly driven by the acquisition of EFLC in the second quarter of 2017 and portfolio growth. The increase in 2016 was primarily due to an increase in leasing and equipment finance non-interest income due to higher operating lease and sales-type lease revenue.
Wholesale Banking non-interest expense totaled $277.4 million for 2017, compared with $247.1 million and $244.9 million for 2016 and 2015, respectively. Non-interest expense increased $30.3 million, or 12.3%, in 2017 and $2.2 million, or 0.9%, in 2016. The increase in 2017 was primarily due to an increase in operating lease depreciation primarily attributable to more transactions resulting in part from the acquisition of EFLC and an increase in occupancy and equipment expense. The increase in 2016 was primarily due to an increase in allocated costs due to the further build-out of risk management and credit, partially offset by a decrease in compensation and benefits expense, a decrease in net foreclosed real estate and repossessed assets expense due to lower write-downs on existing foreclosed commercial properties and lower operating costs associated with maintaining fewer commercial properties and a decrease in occupancy and equipment expense.

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human capital management, that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals such as funds transfer pricing mismatches.

Enterprise Services generated a net loss available to common stockholders of $58.5 million for 2017, compared with $61.3 million and $55.1 million for 2016 and 2015, respectively. Enterprise Services net loss available to common stockholders decreased $2.7 million, or 4.5%, in 2017 and increased $6.2 million, or 11.2%, in 2016.
Enterprise Services net interest expense totaled $8.7 million for 2017, compared with $55.4 million and $56.3 million for 2016 and 2015, respectively. Net interest expense decreased $46.7 million, or 84.4%, in 2017 and $0.9 million, or 1.5%, in 2016. The decrease in 2017 was primarily driven by a decrease in funds transfer pricing mismatches as a result of rising interest rates and an increase in interest income attributable to higher average balances of securities available for sale, partially offset by an increase in interest expense primarily due to higher average balances of long-term borrowings and higher interest expense on deposits. The decrease in 2016 was primarily driven by an increase in interest income attributable to higher average balances of securities available for sale and a decrease in borrowing expense, partially offset by an increase in funds transfer pricing mismatches.
Enterprise Services non-interest income totaled $0.3 million for 2017, compared with $28.0 thousand and $1.8 million for 2016 and 2015, respectively. Non-interest income decreased $1.8 million, or 98.5%, in 2016 primarily due to a gain of $1.7 million related to appreciation of an investment that was donated to TCF Foundation in the first quarter of 2015.
Enterprise Services non-interest expense totaled $38.8 million for 2017, compared with $10.3 million and $3.9 million for 2016 and 2015, respectively. Non-interest expense increased $28.5 million, or 276.0%, in 2017 and $6.4 million, or 165.3%, in 2016. The increase in 2017 was primarily due to higher compensation and employee benefits expense due to higher contract labor utilization, higher incentive compensation and one-time employee bonuses, as well as higher professional fees related to strategic investments in technology capabilities and higher contribution expense related to the additional donation to TCF Foundation of $5.0 million. These increases were partially offset by a decrease in occupancy and equipment expense. The increase in 2016 was primarily due to an increase in compensation and benefits expense, partially offset by an increase in recoveries of allocated expenses, a decrease in occupancy and equipment expense and the annual pension plan valuation adjustment.

Consolidated Financial Condition Analysis

Securities Available for Sale and Securities Held to Maturity Total securities available for sale were $1.7 billion at December 31, 2017, an increase of $285.6 million, or 20.1%, from $1.4 billion at December 31, 2016. TCF's securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. The increase in securities available for sale was primarily due to purchases of obligations of states and political subdivisions and fixed-rate mortgage-backed securities, partially offset by proceeds from maturities and principal collected on fixed-rate mortgage-backed securities. TCF may, from time to time, sell securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes. There were no sales of securities available for sale during 2017 or 2016. In 2015, TCF sold $0.2 million of securities available for sale.

Total securities held to maturity were $161.6 million at December 31, 2017, a decrease of $19.7 million, or 10.9%, from $181.3 million at December 31, 2016. TCF's securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae. The decrease in securities held to maturity was primarily due to proceeds from maturities and principal collected on fixed-rate mortgage-backed securities.

The amortized cost, fair value and fully tax-equivalent yield of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,
	2017			2016			2015
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Securities available for sale:
Mortgage-backed securities:
Due in one year or less	$6	$6	1.98%	$1	$1	8.02%	$1	$1	9.00%
Due in 1-5 years	—	—	—	18	18	2.28	38	38	2.65
Due in 5-10 years	82,842	82,046	2.04	54,202	54,429	1.93	70,338	70,350	1.93
Due after 10 years	825,347	812,639	2.32	773,519	756,461	2.25	557,178	551,575	2.46
Obligations of states and political subdivisions:
Due in 1-5 years	15,178	15,312	2.97	—	—	—	—	—	—
Due in 5-10 years	431,494	435,821	3.14	277,228	274,576	3.13	198,300	202,161	3.19
Due after 10 years	363,487	363,194	3.29	351,744	337,950	3.20	63,889	64,760	3.40
Total securities available for sale	$1,718,354	$1,709,018	2.72	$1,456,712	$1,423,435	2.63	$889,744	$888,885	2.65

Securities held to maturity:
Mortgage-backed securities:
Due after 10 years	$158,776	$162,826	2.55%	$178,514	$181,146	2.54%	$198,520	$203,553	2.64%
Other securities:
Due in one year or less	1,000	1,000	3.00	—	—	—	100	100	2.00
Due in 1-5 years	1,400	1,400	3.21	1,400	1,400	2.86	1,900	1,900	2.63
Due in 5-10 years	400	400	3.00	1,400	1,400	3.36	1,400	1,400	3.36
Total securities held to maturity	$161,576	$165,626	2.56	$181,314	$183,946	2.55	$201,920	$206,953	2.64

See Note 5. Securities Available for Sale and Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's securities available for sale and securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2017	2016	2015	2014	2013	2017 / 2016	2017 / 2012
Consumer real estate:
First mortgage lien	$1,959,387	$2,292,596	$2,624,956	$3,139,152	$3,766,421	(14.5)%	(14.3)%
Junior lien	2,860,309	2,791,756	2,839,316	2,543,212	2,572,905	2.5	3.3
Total consumer real estate	4,819,696	5,084,352	5,464,272	5,682,364	6,339,326	(5.2)	(6.3)
Commercial:
Commercial real estate	2,751,285	2,634,191	2,593,429	2,624,255	2,743,697	4.4	(2.2)
Commercial business	809,908	652,287	552,403	533,410	404,655	24.2	20.1
Total commercial	3,561,193	3,286,478	3,145,832	3,157,665	3,148,352	8.4	0.9
Leasing and equipment finance	4,761,661	4,336,310	4,012,248	3,745,322	3,428,755	9.8	8.3
Inventory finance	2,739,754	2,470,175	2,146,754	1,877,090	1,664,377	10.9	11.8
Auto finance	3,199,639	2,647,741	2,647,596	1,915,061	1,239,386	20.8	42.1
Other	22,517	18,771	19,297	24,144	26,743	20.0	(4.2)
Total loans and leases	$19,104,460	$17,843,827	$17,435,999	$16,401,646	$15,846,939	7.1	4.4

	At December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Geographic Distribution:
California	$1,027,903	$192,526	$647,979	$107,390	$517,942	$11	$2,493,751
Minnesota	977,861	814,106	111,025	98,586	46,848	4,936	2,053,362
Illinois	1,061,955	479,728	199,038	64,778	117,631	6,519	1,929,649
Michigan	405,219	548,340	157,767	111,062	51,657	5,659	1,279,704
Texas	—	95,858	442,212	165,785	296,243	10	1,000,108
Florida	171,210	162,622	245,290	147,762	196,250	38	923,172
Wisconsin	196,433	375,955	68,515	93,329	24,655	1,019	759,906
New York	39,188	34,174	266,155	87,339	179,782	43	606,681
Colorado	219,665	207,784	85,513	37,288	49,852	3,655	603,757
Georgia	46,427	82,174	134,510	75,845	111,349	1	450,306
Ohio	8,058	63,397	170,093	100,003	99,023	—	440,574
Canada	—	—	1,256	438,603	—	—	439,859
Pennsylvania	40,710	23,709	166,981	87,410	111,508	68	430,386
Arizona	99,854	34,556	141,965	34,244	94,163	379	405,161
North Carolina	8,514	21,157	159,858	77,729	118,039	1	385,298
New Jersey	52,304	14,106	164,719	28,644	101,964	2	361,739
Washington	118,695	16,736	90,319	39,779	31,023	4	296,556
Massachusetts	41,336	28,543	119,480	18,974	70,649	1	278,983
Indiana	17,177	56,698	96,042	61,879	40,458	11	272,265
Oregon	86,528	47,996	56,510	43,051	22,679	—	256,764
Virginia	22,673	2,258	96,180	38,571	86,302	—	245,984
Missouri	7,427	68,141	67,572	57,857	36,785	—	237,782
Tennessee	3,458	16,017	87,652	55,209	67,913	—	230,249
Other	167,101	174,612	985,030	668,637	726,924	160	2,722,464
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460

The contractual maturities of loans and leases outstanding were as follows:

	At December 31, 2017(1)
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Amounts due:
Within 1 year	$108,468	$645,608	$1,591,494	$2,739,754	$770,968	$10,681	$5,866,973
1 to 5 years	424,792	2,427,694	3,050,354	—	2,336,493	5,213	8,244,546
Over 5 years	4,286,436	487,891	119,813	—	92,178	6,623	4,992,941
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460
Amounts due after 1 year:
Fixed-rate loans and leases	$1,738,321	$731,804	$3,160,076	$—	$2,428,671	$11,683	$8,070,555
Variable- and adjustable-rate loans and leases	2,972,907	2,183,781	10,091	—	—	153	5,166,932
Total after 1 year	$4,711,228	$2,915,585	$3,170,167	$—	$2,428,671	$11,836	$13,237,487

(1)
This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Real Estate TCF's consumer real estate portfolio represented 25.2% and 28.5% of TCF's total loan and lease portfolio at December 31, 2017 and 2016, respectively. The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.0 billion of first mortgage lien loans and $2.9 billion of junior lien loans, with a decrease of $333.2 million, or 14.5%, in the first mortgage lien portfolio and an increase of $68.6 million, or 2.5%, in the junior lien portfolio, from $2.3 billion and $2.8 billion at December 31, 2016, respectively. The decrease in the consumer real estate first mortgage lien portfolio was primarily due to run-off and the non-accrual loan sales of $71.2 million during the first and third quarters of 2017. The increase in the junior lien portfolio was primarily due to the purchase of a loan portfolio of $175.4 million on September 27, 2017. The average loan size was $99 thousand for first mortgage lien loans and $48 thousand for junior lien loans at December 31, 2017, compared with $100 thousand and $47 thousand at December 31, 2016, respectively. Loans are originated for investment and for sale. Total consumer real estate originations were $2.3 billion in 2017, a decrease of $299.0 million, or 11.6%, from $2.6 billion in 2016. TCF sold $1.3 billion and $1.6 billion of consumer real estate loans in 2017 and 2016, respectively. At December 31, 2017 and 2016, 61.5% and 68.1%, respectively, of the consumer real estate portfolio were in TCF's primary banking markets. At December 31, 2017 and 2016, 62.2% and 58.0%, respectively, of the consumer real estate portfolio carried a variable or adjustable rate generally tied to the prime rate. At December 31, 2017 and 2016, 42.2% and 47.3%, respectively, of TCF's consumer real estate loans consisted of closed-end loans. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 738 and 735 at December 31, 2017 and 2016, respectively. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 736 and 733 at December 31, 2017 and 2016, respectively.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At December 31, 2017, 68.3% of the consumer real estate portfolio had been originated since January 1, 2009 with net recoveries of 0.01% in 2017. TCF's consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

The consumer real estate junior lien portfolio was comprised of $2.7 billion of home equity lines of credit ("HELOCs") and $206.2 million of amortizing consumer real estate junior lien mortgage loans at December 31, 2017, compared with $2.5 billion and $272.9 million at December 31, 2016, respectively. At December 31, 2017 and 2016, $2.3 billion and $2.0 billion, respectively, of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period and all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2017 and 2016, $400.4 million and $525.4 million, respectively, of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years. As of December 31, 2017, 16.2% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 66.9% of total lines of credit at December 31, 2017, compared with 67.1% at December 31, 2016.

Commercial TCF's commercial portfolio represented 18.6% and 18.4% of TCF's total loan and lease portfolio at December 31, 2017 and 2016, respectively. The commercial portfolio consisted of $2.8 billion of commercial real estate loans and $809.9 million of commercial business loans at December 31, 2017, with increases of $117.1 million, or 4.4%, and $157.6 million, or 24.2%, respectively, from $2.6 billion and $652.3 million, respectively, at December 31, 2016. The increase in the commercial portfolio was primarily due to originations outpacing lower prepayments and pay-offs. Total commercial originations were $2.1 billion in 2017, an increase of $183.2 million, or 9.7%, from $1.9 billion in 2016. At December 31, 2017 and 2016, 74.7% and 77.8%, respectively, of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets. While commercial real estate collateral is generally located in TCF's primary banking markets, commercial real estate lending follows its strong, proven sponsors into other markets. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at December 31, 2017 and 2016. At December 31, 2017 and 2016, variable- and adjustable-rate loans represented 73.5% and 69.0%, respectively, of total commercial loans outstanding.

TCF's commercial real estate loan portfolio by property and loan type was as follows:

	At December 31,
	2017			2016
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Multi-family housing	$791,201	$178,517	$969,718	$718,562	$152,693	$871,255
Office buildings	305,853	56,177	362,030	321,970	22,058	344,028
Warehouse/industrial buildings	309,804	4,795	314,599	362,092	3,156	365,248
Health care facilities	262,889	34,632	297,521	326,536	37,372	363,908
Self-storage	246,369	44,676	291,045	184,543	29,771	214,314
Retail services(1)	251,903	5,052	256,955	292,036	3,662	295,698
Hotels and motels	199,336	41,176	240,512	117,312	25,739	143,051
Other	18,397	508	18,905	33,236	3,453	36,689
Total	$2,385,752	$365,533	$2,751,285	$2,356,287	$277,904	$2,634,191

(1)	Primarily retail strip shopping centers and malls, convenience stores, supermarkets, restaurants and automobile related businesses.

Leasing and Equipment Finance TCF's leasing and equipment finance portfolio represented 24.9% and 24.3% of TCF's total loan and lease portfolio at December 31, 2017 and 2016, respectively. The leasing and equipment finance portfolio consisted of $2.5 billion of leases and $2.3 billion of loans at December 31, 2017, with increases of $141.6 million, or 6.1%, and $283.8 million, or 14.1%, respectively, from $2.3 billion of leases and $2.0 billion of loans at December 31, 2016. The increase in the leasing and equipment finance portfolio was primarily due to a loan and lease portfolio purchase of $445.5 million on September 29, 2017. Leasing and equipment finance originations (excluding loan and lease purchases) were $2.0 billion in 2017, a decrease of $177.8 million, or 8.3%, from $2.1 billion in 2016. Leasing and equipment finance originations include operating lease originations. The uninstalled backlog of approved transactions was $506.4 million and $453.6 million at December 31, 2017 and 2016, respectively. The average loan and lease size was $77 thousand at both December 31, 2017 and 2016. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information on lease accounting.

At December 31, 2017 and 2016, $119.5 million and $140.1 million, respectively, of TCF's lease portfolio was discounted with third-party financial institutions on a non-recourse basis, which is recorded in long-term borrowings. The leasing and equipment finance portfolio table below includes lease residuals, including those related to non-recourse debt. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded to expense in the periods in which they become known. At December 31, 2017, lease residuals totaled $139.9 million, or 9.7% of original equipment value, including $6.2 million related to non-recourse sales, compared with $123.4 million, or 10.0% of original equipment value, including $7.5 million related to non-recourse sales at December 31, 2016.

TCF's leasing and equipment finance portfolio by equipment type was as follows:

	At December 31,
	2017		2016
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Specialty vehicles	$1,403,142	29.5%	$1,252,951	28.9%
Construction equipment	548,575	11.5	483,231	11.1
Manufacturing equipment	472,902	9.9	300,368	6.9
Golf cart and turf equipment	431,888	9.1	429,382	9.9
Trucks and trailers	367,206	7.7	271,870	6.3
Medical equipment	335,636	7.1	336,566	7.8
Furniture and fixtures	334,732	7.0	384,975	8.9
Technology and data processing equipment	290,999	6.1	321,562	7.4
Agricultural equipment	148,269	3.1	149,192	3.4
Other	428,312	9.0	406,213	9.4
Total	$4,761,661	100.0%	$4,336,310	100.0%

Inventory Finance TCF's inventory finance portfolio represented 14.3% and 13.8% of TCF's total loan and lease portfolio at December 31, 2017 and 2016, respectively. The inventory finance portfolio totaled $2.7 billion at December 31, 2017, an increase of $269.6 million, or 10.9%, from $2.5 billion at December 31, 2016. The increase was primarily due to strong originations and the expansion in the number of active dealers. Inventory finance originations were $7.4 billion in 2017, an increase of $721.2 million, or 10.8%, from $6.7 billion in 2016. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 10,900 and 10,800 active dealers at December 31, 2017 and 2016, respectively.

TCF's inventory finance portfolio by marketing segment was as follows:

	At December 31,
	2017		2016
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Powersports	$1,187,049	43.3%	$1,143,226	46.3%
Lawn and garden	606,173	22.1	567,452	23.0
Other	946,532	34.6	759,497	30.7
Total	$2,739,754	100.0%	$2,470,175	100.0%

Auto Finance TCF's auto finance portfolio represented 16.7% and 14.8% of TCF's total loan and lease portfolio at December 31, 2017 and 2016, respectively. The auto finance portfolio totaled $3.2 billion at December 31, 2017, an increase of $551.9 million, or 20.8%, from $2.6 billion at December 31, 2016. The increase was primarily due to the strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model effective April 1, 2017 resulting in the reclassification of approximately $345 million of loans from held for sale to held for investment during the second quarter of 2017. Prior to April 1, 2017, loans were originated for investment and for sale. Total auto finance originations were $2.2 billion in 2017, a decrease of $1.4 billion, or 38.3%, from $3.6 billion in 2016 primarily due to the strategic shift in auto finance and the discontinuation of auto finance loan originations effective December 1, 2017. TCF sold $424.7 million and $2.1 billion of auto finance loans in 2017 and 2016, respectively. The auto finance portfolio consisted of 19.9% new auto loans and 80.1% used auto loans at December 31, 2017, compared with 23.3% and 76.7%, respectively, at December 31, 2016. The average original FICO score for the auto finance held for investment portfolio was 715 and 733 at December 31, 2017 and 2016, respectively. The decrease in the average original FICO score was primarily due to the implementation of the strategic shift.

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

•
Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed.

•	Non-accrual loans and leases have been charged down to the estimated fair value of the collateral less estimated selling costs, or reserved for expected loss upon workout.

•
Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are "classified" are loans or leases that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become non-accrual or result in a loss.

Included in Note 2. Summary of Significant Accounting Policies and in Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements are disclosures of loans considered to be "impaired" for accounting purposes. Impairment is generally based on the present value of the expected future cash flows discounted at the loan's initial effective interest rate or for collateral dependent loans at the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan is dependent on the operation, rather than the sale of the collateral, the impairment does not include estimated selling costs. Impaired loans include non-accrual commercial, equipment finance and inventory finance loans, as well as all TDR loans. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses.

Past Due Loans and Leases  Over 60-day delinquent loans and leases by type, excluding non-accrual loans and leases, were as follows. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

	60 Days or More Delinquent and Accruing					Percentage of Period-end Loans and Leases(1)
	At December 31,					At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Consumer real estate:
First mortgage lien	$4,666	$8,725	$11,565	$13,370	$20,894	0.25%	0.40%	0.46%	0.49%	0.58%
Junior lien	1,268	1,404	1,519	2,091	3,532	0.04	0.05	0.05	0.08	0.14
Total consumer real estate	5,934	10,129	13,084	15,461	24,426	0.13	0.21	0.25	0.30	0.40
Commercial	1	—	1	—	1,430	—	—	—	—	0.05
Leasing and equipment finance	6,389	4,523	2,292	2,549	2,401	0.14	0.10	0.06	0.07	0.07
Inventory finance	208	55	118	75	50	0.01	—	0.01	—	—
Auto finance	9,077	6,102	3,573	4,263	1,877	0.28	0.23	0.14	0.22	0.15
Other	9	20	20	—	10	0.04	0.10	0.10	—	0.04
Subtotal	21,618	20,829	19,088	22,348	30,194	0.11	0.12	0.11	0.14	0.19
Portfolios acquired with deteriorated credit quality	1,561	—	1	88	458	13.18	—	0.43	0.03	1.64
Total	$23,179	$20,829	$19,089	$22,436	$30,652	0.12	0.12	0.11	0.14	0.20

(1)	Excludes non-accrual loans and leases.

Loan Modifications  TDR loans were as follows:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Accruing TDR Loans:
Consumer real estate	$88,092	$98,606	$106,787	$111,933	$506,640
Commercial	12,249	20,304	24,731	80,375	120,871
Leasing and equipment finance	10,263	4,802	2,904	924	1,021
Inventory finance	—	—	51	527	4,212
Auto finance	3,464	2,323	799	—	—
Other	3	6	11	89	93
Total	$114,071	$126,041	$135,283	$193,848	$632,837
Non-accrual TDR Loans:
Consumer real estate	$34,282	$71,961	$79,055	$87,685	$134,487
Commercial	83	2,170	7,016	11,265	26,209
Leasing and equipment finance	1,413	1,350	641	1,953	2,447
Inventory finance	476	357	172	37	—
Auto finance	5,351	5,504	8,440	3,676	470
Other	1	—	—	—	1
Total	$41,606	$81,342	$95,324	$104,616	$163,614
Total TDR loans:
Consumer real estate	$122,374	$170,567	$185,842	$199,618	$641,127
Commercial	12,332	22,474	31,747	91,640	147,080
Leasing and equipment finance	11,676	6,152	3,545	2,877	3,468
Inventory finance	476	357	223	564	4,212
Auto finance	8,815	7,827	9,239	3,676	470
Other	4	6	11	89	94
Total	$155,677	$207,383	$230,607	$298,464	$796,451
Over 60-day delinquent accruing TDR loans as a percentage of total accruing TDR loans	0.36%	1.19%	1.54%	1.39%	1.28%

Total TDR loans were $155.7 million at December 31, 2017, a decrease of $51.7 million, or 24.9%, from $207.4 million at December 31, 2016. Accruing TDR loans were $114.1 million at December 31, 2017, a decrease of $12.0 million, or 9.5%, from $126.0 million at December 31, 2016. The decrease in accruing TDR loans was primarily due to a $10.5 million decrease in consumer real estate accruing TDR loans driven by payoffs and the transfer of loans to non-accrual status and an $8.1 million decrease in commercial accruing TDR loans driven by the transfer of loans to non-accrual status and payoffs. These decreases were partially offset by a $5.5 million increase in leasing and equipment finance accruing TDR loans. Non-accrual TDR loans were $41.6 million at December 31, 2017, a decrease of $39.7 million, or 48.9%, from $81.3 million at December 31, 2016. The decrease was primarily due to a $37.7 million decrease in consumer real estate non-accrual TDR loans driven by the non-accrual loan sales in the first and third quarters of 2017.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At December 31, 2017, 72.0% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans in 2017, yielding 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property. At December 31, 2017, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans. TDR loans for the remaining classes of financing receivables were not material at December 31, 2017.

See Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Consumer real estate:
First mortgage lien	$61,950	$106,125	$124,156	$137,790	$180,811
Junior lien	21,274	46,346	44,113	35,481	38,222
Total consumer real estate	83,224	152,471	168,269	173,271	219,033
Commercial:
Commercial real estate	6,785	5,564	6,737	24,554	36,178
Commercial business	—	355	3,588	481	4,361
Total commercial	6,785	5,919	10,325	25,035	40,539
Leasing and equipment finance	17,089	10,880	11,262	12,670	14,041
Inventory finance	4,116	5,134	1,098	2,082	2,529
Auto finance	7,366	7,038	9,509	3,676	470
Other	2	3	3	—	410
Total non-accrual loans and leases	118,582	181,445	200,466	216,734	277,022
Other real estate owned:
Consumer real estate	17,907	34,070	42,912	44,932	47,637
Commercial real estate	318	12,727	7,070	20,718	21,237
Total other real estate owned	18,225	46,797	49,982	65,650	68,874
Total non-accrual loans and leases and other real estate owned	$136,807	$228,242	$250,448	$282,384	$345,896

Non-accrual loans and leases as a percentage of total loans and leases	0.62%	1.02%	1.15%	1.32%	1.75%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.72	1.28	1.43	1.71	2.17

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	144.24	88.33	77.85	75.75	91.05

Non-accrual loans and leases were $118.6 million at December 31, 2017, a decrease of $62.9 million, or 34.6%, from $181.4 million at December 31, 2016. The decrease was primarily due to the consumer real estate non-accrual loan sales of $71.2 million in the first and third quarters of 2017, partially offset by an increase in leasing and equipment finance non-accrual loans and leases. Other real estate owned was $18.2 million at December 31, 2017, a decrease of $28.6 million, or 61.1%, from $46.8 million at December 31, 2016. The decrease was primarily due to the sales of consumer real estate properties outpacing additions and sales of commercial real estate properties. See Note 2. Summary of Significant Accounting Policies and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

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

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Year Ended December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445
Additions	64,540	16,726	28,779	9,950	9,730	81	129,806
(Charge-offs) recoveries	(7,313)	(5,428)	(8,175)	(1,588)	(2,281)	2	(24,783)
Transfers to other assets	(26,830)	(100)	(5,951)	(1,858)	(1,776)	—	(36,515)
Return to accrual status	(8,111)	—	(292)	(3,011)	—	—	(11,414)
Payments received	(20,576)	(6,088)	(8,152)	(4,539)	(5,345)	(84)	(44,784)
Sales	(72,448)	(4,284)	—	—	—	—	(76,732)
Other, net	1,491	40	—	28	—	—	1,559
Balance, end of period	$83,224	$6,785	$17,089	$4,116	$7,366	$2	$118,582

	At or For the Year Ended December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$168,269	$10,325	$11,262	$1,098	$9,509	$3	$200,466
Additions	89,484	5,325	20,714	12,963	5,762	156	134,404
(Charge-offs) recoveries	(12,674)	(727)	(5,074)	(1,498)	(2,675)	(91)	(22,739)
Transfers to other assets	(43,965)	—	(4,541)	(1,496)	(1,455)	—	(51,457)
Return to accrual status	(19,522)	—	(3,614)	(1,242)	—	—	(24,378)
Payments received	(28,949)	(15,812)	(7,867)	(4,784)	(4,044)	(65)	(61,521)
Sales	—	(3,664)	—	—	—	—	(3,664)
Other, net	(172)	10,472	—	93	(59)	—	10,334
Balance, end of period	$152,471	$5,919	$10,880	$5,134	$7,038	$3	$181,445

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

Loans and leases by portfolio and regulatory classification were as follows:

	At December 31, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,706,493	$22,075	$91,128	$—	$4,819,696
Commercial	3,452,837	42,729	65,627	—	3,561,193
Leasing and equipment finance	4,681,488	40,252	39,921	—	4,761,661
Inventory finance	2,553,028	116,312	70,414	—	2,739,754
Auto finance	3,180,807	551	18,281	—	3,199,639
Other	22,507	—	10	—	22,517
Total loans and leases	$18,597,160	$221,919	$285,381	$—	$19,104,460

	At December 31, 2016
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,877,740	$40,253	$166,359	$—	$5,084,352
Commercial	3,190,241	61,771	34,466	—	3,286,478
Leasing and equipment finance	4,285,065	23,441	27,804	—	4,336,310
Inventory finance	2,163,764	139,385	167,026	—	2,470,175
Auto finance	2,631,406	244	16,091	—	2,647,741
Other	18,750	—	21	—	18,771
Total loans and leases	$17,166,966	$265,094	$411,767	$—	$17,843,827

Total classified loans and leases were $285.4 million and $411.8 million at December 31, 2017 and 2016, respectively. The decrease of $126.4 million, or 30.7%, from December 31, 2016 was primarily due to decreases in classified inventory finance and consumer real estate loans, partially offset by increases in classified commercial loans and classified leasing and equipment finance loans and leases. The decrease in classified inventory finance loans was due to enhancements made to the model used to determine the classifications of loans in the first quarter of 2017 that better align with the inherent risk in this portfolio. The decrease in classified consumer real estate loans was a result of the non-accrual loan sales in the first and third quarters of 2017.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF's evaluation of incurred losses is based on historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $171.0 million appropriate to cover losses incurred in the loan and lease portfolios at December 31, 2017. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	Credit Loss Reserves					Credit Loss Reserves as a Percentage of Portfolio
	At December 31,					At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Consumer real estate:
First mortgage lien	$26,698	$33,828	$36,888	$55,319	$133,009	1.36%	1.48%	1.41%	1.76%	3.53%
Junior lien	20,470	25,620	31,104	30,042	43,021	0.72	0.92	1.10	1.18	1.67
Consumer real estate	47,168	59,448	67,992	85,361	176,030	0.98	1.17	1.24	1.50	2.78
Commercial:
Commercial real estate	24,842	22,785	22,215	24,616	32,405	0.90	0.86	0.86	0.94	1.18
Commercial business	12,353	9,910	7,970	6,751	5,062	1.53	1.52	1.44	1.27	1.25
Total commercial	37,195	32,695	30,185	31,367	37,467	1.04	0.99	0.96	0.99	1.19
Leasing and equipment finance	22,528	21,350	19,018	18,446	18,733	0.47	0.49	0.47	0.49	0.55
Inventory finance	13,233	13,932	11,128	10,020	8,592	0.48	0.56	0.52	0.53	0.52
Auto finance	50,225	32,310	26,486	18,230	10,623	1.57	1.22	1.00	0.95	0.86
Other	692	534	1,245	745	785	3.07	2.84	6.45	3.09	2.94
Total allowance for loan and lease losses	171,041	160,269	156,054	164,169	252,230	0.90	0.90	0.90	1.00	1.59
Other credit loss reserves:
Reserves for unfunded commitments	1,479	1,115	1,044	943	980	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$172,520	$161,384	$157,098	$165,112	$253,210	0.90	0.90	0.90	1.01	1.60
N.A. Not Applicable.

Reconciliations of changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$160,269	$156,054	$164,169	$252,230	$267,128
Charge-offs:
Consumer real estate:
First mortgage lien	(6,077)	(10,413)	(19,448)	(43,632)	(60,363)
Junior lien	(5,784)	(8,211)	(14,239)	(19,494)	(37,145)
Total consumer real estate	(11,861)	(18,624)	(33,687)	(63,126)	(97,508)
Commercial:
Commercial real estate	(3,608)	(752)	(5,225)	(8,646)	(28,287)
Commercial business	(1,823)	(1)	(24)	(11)	(657)
Total commercial	(5,431)	(753)	(5,249)	(8,657)	(28,944)
Leasing and equipment finance	(10,816)	(7,738)	(7,631)	(7,316)	(7,277)
Inventory finance	(3,014)	(2,623)	(2,501)	(1,653)	(1,141)
Auto finance	(41,101)	(26,994)	(18,386)	(11,856)	(5,305)
Other	(6,869)	(7,353)	(7,093)	(8,359)	(9,115)
Total charge-offs	(79,092)	(64,085)	(74,547)	(100,967)	(149,290)
Recoveries:
Consumer real estate:
First mortgage lien	6,231	1,206	1,578	1,513	2,055
Junior lien	14,550	5,859	5,850	5,354	6,589
Total consumer real estate	20,781	7,065	7,428	6,867	8,644
Commercial:
Commercial real estate	776	308	2,032	754	2,667
Commercial business	57	65	1,737	2,133	103
Total commercial	833	373	3,769	2,887	2,770
Leasing and equipment finance	2,065	2,386	2,792	3,705	3,968
Inventory finance	838	816	1,019	826	373
Auto finance	6,625	3,853	2,971	1,491	607
Other	3,510	4,357	5,034	5,860	6,518
Total recoveries	34,652	18,850	23,013	21,636	22,880
Net charge-offs	(44,440)	(45,235)	(51,534)	(79,331)	(126,410)
Provision for credit losses	68,443	65,874	52,944	95,737	118,368
Other(1)	(13,231)	(16,424)	(9,525)	(104,467)	(6,856)
Balance, end of period	$171,041	$160,269	$156,054	$164,169	$252,230
Net charge-offs as a percentage of average loans and leases	0.24%	0.26%	0.30%	0.49%	0.81%

(1)	Primarily includes the transfer of the allowance for loan and lease losses to held for sale.

Net charge-offs for 2017 were $44.4 million, or 0.24% of average loans and leases, compared with $45.2 million, or 0.26% of average loans and leases for 2016 and $51.5 million, or 0.30% of average loans and leases for 2015. Net charge-offs decreased $0.8 million in 2017 primarily due to the recovery of $13.3 million on previous charge-offs related to the consumer real estate non-accrual loans that were sold in the first and third quarters of 2017, partially offset by increased net charge-offs in the auto finance, commercial and leasing and equipment finance portfolios. The increase in auto finance charge-offs was primarily due to the strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model, maturation of the portfolio and lower recoveries. The increase in commercial charge-offs was primarily due to the charge-off of two loans during 2017. The increase in leasing and equipment finance charge-offs was primarily due to the charge-off of one loan in the fourth quarter of 2017. Net charge-offs decreased $6.3 million in 2016 primarily due to a decrease in consumer real estate net charge-offs, partially offset by an increase in auto finance net charge-offs. The decrease in net charge-offs in the consumer real estate portfolio was primarily due to improved credit quality and increased home values. The increase in net charge-offs in the auto finance portfolio was primarily due to the maturation of the portfolio and an industry decline in used auto values.

Liquidity Management TCF manages its liquidity to ensure that its funding needs are met both promptly and in a cost-effective manner. Asset liquidity arises from liquid assets that can be sold or pledged as collateral, amortization, prepayment or maturity of assets and from the ability of TCF to sell loans. Liability liquidity results from the ability of TCF to maintain a diverse set of funding sources to promptly meet funding requirements.

TCF's Asset & Liability Committee ("ALCO") and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of the Company's liquidity risk. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information.

TCF Bank had $242.6 million and $256.6 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at December 31, 2017 and 2016, respectively. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.2 billion at both December 31, 2017 and 2016. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $814.3 million and $612.5 million at December 31, 2017 and 2016, respectively.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information. TCF Financial had cash and due from banks of $80.5 million and $69.7 million at December 31, 2017 and 2016, respectively.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF's deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.6 billion of additional borrowing capacity at the FHLB of Des Moines at December 31, 2017, as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets.

The primary source of funding for TCF Commercial Finance Canada, Inc. ("TCFCFC") is a line of credit with TCF Bank. TCFCFC also maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had no outstanding borrowings at December 31, 2017 and $2.2 million (USD) outstanding under the line of credit with the counterparty at December 31, 2016.

Deposits  Deposits totaled $18.3 billion at December 31, 2017, an increase of $1.1 billion, or 6.3%, from $17.2 billion at December 31, 2016. The increase was primarily due to growth in certificates of deposit, savings and checking balances, partially offset by a decrease in money market balances.

Non-interest bearing checking accounts represented 20.0% of total deposits at both December 31, 2017 and 2016. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.38% and 0.36% at December 31, 2017 and 2016, respectively. The increase was primarily due to increased average interest rates resulting from promotions for certificates of deposit and savings accounts, partially offset by decreased average interest rates on money market balances.

Checking, savings and certain money market deposits are an important source of low cost or no cost funds for TCF. The average balance of these types of deposits was $10.8 billion and $10.6 billion for 2017 and 2016, respectively. These deposits comprised approximately 61% and 62% of total average deposits for 2017 and 2016, respectively.

Certificates of deposit totaled $5.0 billion and $4.1 billion at December 31, 2017 and 2016, respectively. The maturities of certificates of deposit with denominations equal to or greater than $100,000 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at December 31, 2017
Maturity:
Three months or less	$216,861
Over three through six months	320,214
Over six through 12 months	957,052
Over 12 months	949,329
Total	$2,443,456

Borrowings  Borrowings totaled $1.2 billion and $1.1 billion at December 31, 2017 and 2016, respectively. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

See Note 12. Short-term Borrowings and Note 13. Long-term Borrowings of Notes to Consolidated Financial Statements for further information regarding TCF's borrowings.

Contractual Obligations and Commitments As discussed further in Note 8. Premises and Equipment, Net; Note 10. Investments in Affordable Housing Limited Liability Entities; Note 11. Deposits; Note 13. Long-term Borrowings and Note 19. Financial Instruments with Off-Balance Sheet Risk of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts.

At December 31, 2017, the aggregate contractual obligations and commitments were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Certificates of deposit	$4,982,271	$3,251,222	$1,700,057	$17,225	$13,767
Long-term borrowings	1,251,606	52,347	929,714	121,293	148,252
Annual rental commitments under non-cancelable operating leases	158,639	29,892	55,228	29,090	44,429
Contractual interest payments(1)	187,237	88,204	59,469	24,415	15,149
Campus marketing agreement	26,065	2,745	5,490	5,490	12,340
Investments in affordable housing limited liability entities	51,398	10,792	22,202	18,404	—
Construction contracts and land purchase commitments for future branch sites	21,568	21,568	—	—	—
Liabilities related to acquisition and portfolio purchase	7,683	500	6,012	1,171	—
Total	$6,686,467	$3,457,270	$2,778,172	$217,088	$233,937

(1)	Includes accrued interest and future contractual interest obligations on borrowings and time deposits.

	Amount of Commitment - Expiration by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Consumer real estate and other	$1,484,065	$47,601	$65,531	$13,018	$1,357,915
Commercial	1,033,973	159,509	631,636	220,540	22,288
Leasing and equipment finance	126,249	126,249	—	—	—
Total commitments to extend credit	2,644,287	333,359	697,167	233,558	1,380,203
Standby letters of credit and guarantees on industrial revenue bonds	12,992	11,859	539	594	—
Total	$2,657,279	$345,218	$697,706	$234,152	$1,380,203

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities that do not obligate the Company to lend have been excluded from the contractual obligations table above.

TCF's campus marketing agreement consists of fixed and minimum obligations for exclusive marketing rights and naming rights with one university. TCF is obligated to make annual payments for the exclusive marketing rights through 2023, with a renewal option to extend the terms through 2029. TCF is obligated to make annual payments for the exclusive naming rights through 2030 and TCF has the option to extend the terms through 2040 upon making a renewal option payment.

Liabilities related to acquisition and portfolio purchase consist of a liability of $5.9 million to be paid within three years related to TCF's acquisition of EFLC, as well as liabilities related to the leasing and equipment finance loan and lease portfolio purchase. See Note 9. Goodwill and Other Intangible Assets for further information.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2021. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs, asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at December 31, 2017 and 2016. See Note 16. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity at December 31, 2017 was $2.7 billion, or 11.7% of total assets, compared with $2.4 billion, or 11.4% of total assets, at December 31, 2016.

Preferred Stock Preferred stock was $265.8 million at December 31, 2017, an increase of $2.6 million, or 1.0%, from $263.2 million at December 31, 2016. The increase was primarily due to the issuance of the Series C non-cumulative perpetual preferred stock, partially offset by the redemption of the Series A non-cumulative perpetual preferred stock.

At December 31, 2017 and 2016, there were 4,000,000 shares outstanding of the 6.45% Series B non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part at any time. On January 30, 2018, TCF's Board of Directors approved the redemption of all outstanding shares of the Series B Preferred Stock on March 1, 2018.

At December 31, 2017, there were 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

The Series C Preferred Stock was issued on September 14, 2017 for an aggregate public offering price of $175.0 million. Net proceeds of the offering to TCF, after deducting deferred stock issuance costs of $5.7 million, were $169.3 million.

On October 16, 2017, TCF redeemed the 6,900,000 depositary shares, each representing a 1/1000th ownership interest in a share of the 7.50% Series A non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock") for $172.5 million using the net proceeds from the offering of its Series C depositary shares and additional cash on hand. Dividends were payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.50%.

Common Stock TCF repurchased 446,464 shares of its common stock during the fourth quarter of 2017 at an average cost of $20.51 per share under its share repurchase program. At December 31, 2017, TCF had the ability to purchase up to $140.8 million in aggregate value of shares of TCF's common stock in its stock repurchase program authorized by its Board of Directors on November 27, 2017. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. This authorization may be commenced or suspended at any time or from time to time.

Dividends to common stockholders on a per share basis totaled 7.5 cents for each quarter of the years ended December 31, 2017 and 2016, respectively. TCF's common dividend payout ratio for the quarters ended December 31, 2017 and 2016 was 13.2% and 27.8%, respectively. On January 30, 2018, TCF's Board of Directors declared a regular quarterly cash dividend of 15.0 cents per common share, an increase of 100.0 percent, payable on March 1, 2018 to stockholders of record at the close of business on February 15, 2018. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Total common stockholders' equity at December 31, 2017 was $2.4 billion, or 10.42% of total assets, compared with $2.2 billion, or 10.09% of total assets, at December 31, 2016. Tangible common equity at December 31, 2017 was $2.2 billion, or 9.72% of total tangible assets, compared with $1.9 billion, or 9.13% of total tangible assets, at December 31, 2016. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less non-controlling interest in subsidiaries, preferred stock, goodwill and other intangible assets. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

		At December 31,
(Dollars in thousands)		2017	2016	2015	2014	2013
Computation of tangible common equity to tangible assets:
Total equity		$2,680,584	$2,444,645	$2,306,917	$2,135,364	$1,964,759
Less: Non-controlling interest in subsidiaries		17,827	17,162	16,001	13,715	11,791
Total TCF Financial Corporation stockholders' equity		2,662,757	2,427,483	2,290,916	2,121,649	1,952,968
Less: Preferred stock		265,821	263,240	263,240	263,240	263,240
Total common stockholders' equity	(a)	2,396,936	2,164,243	2,027,676	1,858,409	1,689,728
Less:
Goodwill, net		154,757	225,640	225,640	225,640	225,640
Other intangibles, net(1)		23,687	1,738	3,126	4,641	6,326
Tangible common equity	(b)	$2,218,492	$1,936,865	$1,798,910	$1,628,128	$1,457,762

Total assets	(c)	$23,002,159	$21,441,326	$20,689,609	$19,393,656	$18,378,769
Less:
Goodwill, net		154,757	225,640	225,640	225,640	225,640
Other intangibles, net(1)		23,687	1,738	3,126	4,641	6,326
Tangible assets	(d)	$22,823,715	$21,213,948	$20,460,843	$19,163,375	$18,146,803

Common equity to assets	(a) / (c)	10.42%	10.09%	9.80%	9.58%	9.19%
Tangible common equity to tangible assets	(b) / (d)	9.72%	9.13%	8.79%	8.50%	8.03%

(1)	Includes non-mortgage servicing assets.

Critical Accounting Estimates

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses and the determination of current and deferred income taxes. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of critical accounting estimates.

Recent Accounting Developments

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company's risk management activities. The ASU decreases the complexity of preparing and understanding hedge results through measurement and reporting of hedge ineffectiveness. In addition, disclosures will be enhanced and the presentation of hedged results changed to align the effects of the hedging instrument and the hedged item. The adoption of this ASU will be required on a modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2019; however early adoption is allowed. TCF adopted this ASU effective January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting in Topic 718. The adoption of this ASU will be required on a prospective basis to an award modified beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item that includes service cost and outside of any subtotal of operating income. In addition, disclosure of the line items used to present the other components of net periodic benefit cost is required if the components are not presented separately in the income statement. The adoption of this ASU will be required on either a full or modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05: Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU also clarifies that Accounting Standards Codification ("ASC") 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies or the sale is to a customer. The new guidance does not apply to the derecognition of businesses, nonprofit activities, financial assets, including equity method investments, or to revenue contracts with customers. The adoption of this ASU will be required on either a full or modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a more robust framework to use in determining when a set of assets and activities is a business. The adoption of this ASU will be required on a prospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Upon adoption, TCF will evaluate future transactions to determine if they should be accounted for as acquisitions (or disposals) of assets or businesses.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain types of cash receipts and cash payments are presented in the statement of cash flows. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. The adoption of this ASU will be required on a modified retrospective basis with a cumulative-effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in GAAP and may result in a material impact on our consolidated financial statements. The impact of the ASU will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement the ASU and is in the process of assessing its current processes and determining future methodologies to be used upon adoption.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. The adoption of this ASU will be required on a retrospective or modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leverage leases from ASC 840 into ASC 842. The adoption of these ASUs will be required on a modified retrospective basis beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an initial evaluation of TCF's leasing contracts and activities. Management has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. The adoption of this guidance is not expected to result in a material change to lessee expense recognition. While there are limited changes to lessor accounting, there are certain implementation questions whose resolution may result in changes in recognition and measurement from current practice. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the new revenue recognition requirements in ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements by explaining what a principal controls before the specified good or service is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance for identifying performance obligations and accounting for a license which grants the right to use intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides guidance that affects narrow aspects of the guidance issued in ASU No. 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments on accounting for management fees based on a formula that is codified in ASC 605. In November 2017, the FASB issued ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606), which amends certain paragraphs in ASC 605 by superseding the paragraphs with a link to ASC 606.The adoption of these ASUs will be required using one of two retrospective application methods beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. TCF plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings.

TCF derives a majority of its revenue from loans and leases, as well as any related servicing fee revenue, which are not within the scope of these ASUs. These ASUs are applicable to most of the fees and service charges, card and ATM revenue earned by TCF, as well as the gains on sales of certain non-financial assets. However, the recognition of these revenue streams does not change in a significant manner as a result of the adoption of these ASUs. The majority of this revenue is both charged to the customer and earned either at a point in time or on a transactional basis. As a result, the revenue expected to be recognized in any future year related to remaining performance obligations, contracts where revenue is recognized when invoiced and contracts with variable consideration related to undelivered performance obligations are not material. In addition, receivables related to fees and service charges and the related bad debt expense are not material. There are no material contract assets, contract liabilities or deferred contract costs recorded in the Company's Consolidated Statements of Financial Condition. As a significant majority of the Company's revenue streams are not included in the scope of these ASUs and the recognition of revenue for the revenue streams within the scope of these ASUs are not significantly changed, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A. of this Annual Report on Form 10-K under the heading "Risk Factors," the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau ("CFPB") and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, restrictions on arbitration or new restrictions on loan and lease products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; governmental regulations or judicial actions affecting the security interests of creditors; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs including those resulting from health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF's ability to carry out its share repurchase program, pay dividends or increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry; the impact on banks of regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF's ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades or unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance including those relating to liquidity; uncertainties relating to future retail deposit account changes, including limitations on TCF's ability to predict customer behavior and the impact on TCF's fee revenues.

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

Litigation Risks.  Results of litigation or government enforcement actions such as TCF's pending litigation with the CFPB and related matters, including class action litigation or enforcement actions concerning TCF's lending or deposit activities, including account opening/origination, servicing practices, fees or charges, employment practices or checking account overdraft program "opt in" requirements; possible increases in indemnification obligations for certain litigation against Visa U.S.A.

Accounting, Audit, Tax and Insurance Matters.  Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including the impact of the Tax Cuts and Jobs Act tax reform legislation and adoption of federal or state legislation that would increase federal or state taxes; ineffective internal controls; adverse federal, state or foreign tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF; potential for claims and legal action related to TCF's fiduciary responsibilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF's results of operations depend, to a large degree, on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks in the normal course of business, such as credit risk, liquidity risk and foreign currency risk, the Company considers interest rate risk to be one of its more significant market risks.

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

The following table presents changes in TCF's net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points. The impact of planned changes to interest-earning assets and new business activities is factored into the simulation model.

	Impact on Net Interest Income
	December 31,
(Dollars in millions)	2017		2016
Immediate Change in Interest Rates:
+200 basis points	$97.5	10.1%	$97.2	10.9%
+100 basis points	53.1	5.5	52.1	5.9

As of December 31, 2017, approximately 61% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 61% of TCF's deposit balances were low cost or no cost deposits. TCF believes that the mix of assets repricing compared with low cost or no cost deposits positions TCF well for rising interest rates.

Management also uses EVE and interest rate gap analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the planned changes to interest-earning assets that are used in the net interest income simulation model. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

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

The Company also has credit risk in its securities portfolio related to obligations of states and political subdivisions. The Company maintains a restrictive set of underwriting criteria and regularly monitors credit performance under the direction and supervision of the TCF Bank Credit Committee to manage this risk. Credit risk in the remainder of the securities portfolio is minimal. The remainder of the securities available for sale and securities held to maturity portfolios as of December 31, 2017 consist primarily of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae. All investment related counterparties and transaction limits are reviewed and approved annually by both ALCO and the TCF Bank Credit Committee.
Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company's inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Holding Company Investment and Liquidity Management Policy, which establishes a minimum target amount of cash or liquid investments TCF Financial will hold. TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may be required to receive regulatory approval prior to making any such distributions in the future and such distributions may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. See "Item 1. Business - Regulation - Restrictions on Distributions", Note 16. Regulatory Capital Requirements and Note 25. Parent Company Financial Information of Notes to Consolidated Financial Statements for further information.

ALCO and the Finance Committee of TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of the Company's liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a monthly basis. TCF's Liquidity Management Policy defines liquidity stress scenarios and establishes asset liquidity target ranges based on those stress scenarios that are deemed appropriate for its risk profile.

TCF's asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve Bank or other highly liquid marketable securities that are not pledged and can be sold or pledged to various counterparties under established agreements. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.2 billion at December 31, 2017. In addition, TCF held unencumbered obligations of states and political subdivisions totaling $814.3 million at December 31, 2017.

Deposits are TCF's primary source of funding. TCF also maintains secured sources of funding, which primarily include $1.6 billion of additional borrowing capacity at the FHLB of Des Moines at December 31, 2017, as well as access to the Federal Reserve Discount Window. Collateral pledged by TCF to the FHLB and the Federal Reserve Bank may consist of consumer and commercial real estate loans and mortgage-backed securities. The FHLB relies on its own internal credit analysis of TCF when determining TCF's secured borrowing capacity. In addition to the above, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in the exchange rate of the Canadian dollar may impact the Company's investment in TCFCFC. TCF enters into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCFCFC. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates. See Note 2. Summary of Significant Accounting Policies and Note 20. Derivative Instruments of Notes to Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TCF Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company's auditor since 1991.

Minneapolis, Minnesota
February 23, 2018

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2017	2016
Assets:
Cash and due from banks	$621,782	$609,603
Investments	82,644	74,714
Securities held to maturity	161,576	181,314
Securities available for sale	1,709,018	1,423,435
Loans and leases held for sale	134,862	268,832
Loans and leases:
Consumer real estate:
First mortgage lien	1,959,387	2,292,596
Junior lien	2,860,309	2,791,756
Total consumer real estate	4,819,696	5,084,352
Commercial	3,561,193	3,286,478
Leasing and equipment finance	4,761,661	4,336,310
Inventory finance	2,739,754	2,470,175
Auto finance	3,199,639	2,647,741
Other	22,517	18,771
Total loans and leases	19,104,460	17,843,827
Allowance for loan and lease losses	(171,041)	(160,269)
Net loans and leases	18,933,419	17,683,558
Premises and equipment, net	421,549	418,372
Goodwill, net	154,757	225,640
Other assets	782,552	555,858
Total assets	$23,002,159	$21,441,326
Liabilities and Equity:
Deposits:
Checking	$6,300,127	$6,009,151
Savings	5,287,606	4,719,481
Money market	1,764,998	2,421,467
Certificates of deposit	4,982,271	4,092,423
Total deposits	18,335,002	17,242,522
Short-term borrowings	—	4,391
Long-term borrowings	1,249,449	1,073,181
Total borrowings	1,249,449	1,077,572
Accrued expenses and other liabilities	737,124	676,587
Total liabilities	20,321,575	18,996,681
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
4,007,000 and 4,006,900 shares issued, respectively	265,821	263,240
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
172,158,449 and 171,034,506 shares issued, respectively	1,722	1,710
Additional paid-in capital	877,217	862,776
Retained earnings, subject to certain restrictions	1,577,311	1,382,901
Accumulated other comprehensive income (loss)	(18,517)	(33,725)
Treasury stock at cost, 489,030 and 42,566 shares, respectively and other	(40,797)	(49,419)
Total TCF Financial Corporation stockholders' equity	2,662,757	2,427,483
Non-controlling interest in subsidiaries	17,827	17,162
Total equity	2,680,584	2,444,645
Total liabilities and equity	$23,002,159	$21,441,326

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2017	2016	2015
Interest income:
Loans and leases	$954,246	$850,546	$832,736
Securities available for sale	33,278	26,573	15,648
Securities held to maturity	4,436	4,649	5,486
Loans held for sale and other	27,097	48,962	38,060
Total interest income	1,019,057	930,730	891,930
Interest expense:
Deposits	66,012	61,788	48,226
Borrowings	27,807	20,836	23,316
Total interest expense	93,819	82,624	71,542
Net interest income	925,238	848,106	820,388
Provision for credit losses	68,443	65,874	52,944
Net interest income after provision for credit losses	856,795	782,232	767,444
Non-interest income:
Fees and service charges	131,887	137,664	144,999
Card revenue	55,732	54,882	54,387
ATM revenue	19,624	20,445	21,544
Subtotal	207,243	212,991	220,930
Gains on sales of auto loans, net	5,460	34,832	30,580
Gains on sales of consumer real estate loans, net	37,327	50,427	40,964
Servicing fee income	41,347	40,182	31,229
Subtotal	84,134	125,441	102,773
Leasing and equipment finance	145,039	119,166	108,129
Other	11,646	8,883	10,463
Fees and other revenue	448,062	466,481	442,295
Gains (losses) on securities, net	237	(581)	(297)
Total non-interest income	448,299	465,900	441,998
Non-interest expense:
Compensation and employee benefits	483,235	474,722	457,743
Occupancy and equipment	156,909	149,980	144,962
Other	345,456	231,420	229,255
Subtotal	985,600	856,122	831,960
Operating lease depreciation	55,901	40,359	39,409
Foreclosed real estate and repossessed assets, net	17,756	13,187	23,193
Other credit costs, net	677	219	185
Total non-interest expense	1,059,934	909,887	894,747
Income before income tax expense (benefit)	245,160	338,245	314,695
Income tax expense (benefit)	(33,624)	116,528	108,872
Income after income tax expense (benefit)	278,784	221,717	205,823
Income attributable to non-controlling interest	10,147	9,593	8,700
Net income attributable to TCF Financial Corporation	268,637	212,124	197,123
Preferred stock dividends	19,904	19,388	19,388
Impact of preferred stock redemption	5,779	—	—
Net income available to common stockholders	$242,954	$192,736	$177,735
Earnings per common share:
Basic	$1.44	$1.15	$1.07
Diluted	$1.44	$1.15	$1.07

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income attributable to TCF Financial Corporation	$268,637	$212,124	$197,123
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale and interest-only strips	16,454	(18,894)	(816)
Net unrealized gains (losses) on net investment hedges	(2,746)	(756)	4,713
Foreign currency translation adjustment	4,921	1,300	(8,304)
Recognized postretirement prior service cost	(29)	(29)	(29)
Total other comprehensive income (loss), net of tax	18,600	(18,379)	(4,436)
Comprehensive income	$287,237	$193,745	$192,687

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2014	4,006,900	167,503,568	$263,240	$1,675	$817,130	$1,099,914	$(10,910)	$(49,400)	$2,121,649	$13,715	$2,135,364
Net income	—	—	—	—	—	197,123	—	—	197,123	8,700	205,823
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,436)	—	(4,436)	—	(4,436)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(6,414)	(6,414)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(37,302)	—	—	(37,302)	—	(37,302)
Common shares purchased by TCF employee benefit plans	—	1,588,111	—	16	24,819	—	—	—	24,835	—	24,835
Stock compensation plans, net of tax	—	795,351	—	8	8,427	—	—	—	8,435	—	8,435
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,460	—	—	(1,460)	—	—	—
Balance, December 31, 2015	4,006,900	169,887,030	263,240	1,699	851,836	1,240,347	(15,346)	(50,860)	2,290,916	16,001	2,306,917
Net income	—	—	—	—	—	212,124	—	—	212,124	9,593	221,717
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(18,379)	—	(18,379)	—	(18,379)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,432)	(8,432)
Dividends on preferred stock	—	—	—	—	—	(19,388)	—	—	(19,388)	—	(19,388)
Dividends on common stock	—	—	—	—	—	(50,182)	—	—	(50,182)	—	(50,182)
Common shares purchased by TCF employee benefit plans	—	511,420	—	5	5,833	—	—	—	5,838	—	5,838
Stock compensation plans, net of tax	—	636,056	—	6	6,548	—	—	—	6,554	—	6,554
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,441)	—	—	1,441	—	—	—
Balance, December 31, 2016	4,006,900	171,034,506	263,240	1,710	862,776	1,382,901	(33,725)	(49,419)	2,427,483	17,162	2,444,645
Change in accounting principles	—	—	—	—	1,319	2,073	(3,392)	—	—	—	—
Net income	—	—	—	—	—	268,637	—	—	268,637	10,147	278,784
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18,600	—	18,600	—	18,600
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(9,482)	(9,482)
Public offering of Series C Preferred Stock	7,000	—	169,302	—	—	—	—	—	169,302	—	169,302
Redemption of Series A Preferred Stock	(6,900)	—	(166,721)	—	—	(5,779)	—	—	(172,500)	—	(172,500)
Repurchase of 446,464 shares of common stock	—	—	—	—	—	—	—	(9,163)	(9,163)	—	(9,163)
Dividends on preferred stock	—	—	—	—	—	(19,904)	—	—	(19,904)	—	(19,904)
Dividends on common stock	—	—	—	—	—	(50,617)	—	—	(50,617)	—	(50,617)
Common shares purchased by TCF employee benefit plans	—	1,381,448	—	14	23,240	—	—	—	23,254	—	23,254
Stock compensation plans, net of tax	—	(257,505)	—	(2)	7,667	—	—	—	7,665	—	7,665
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(17,785)	—	—	17,785	—	—	—
Balance, December 31, 2017	4,007,000	172,158,449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$278,784	$221,717	$205,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	68,443	65,874	52,944
Depreciation and amortization	206,567	182,226	157,287
Impairment of goodwill and other intangible assets	73,409	—	—
Provision (benefit) for deferred income taxes	(53,729)	32,966	20,786
Proceeds from sales of loans and leases held for sale	280,640	1,044,282	970,467
Originations of loans and leases held for sale, net of repayments	(430,121)	(1,207,227)	(965,712)
Gains on sales of assets, net	(51,965)	(97,383)	(80,471)
Net change in other assets and accrued expenses and other liabilities	(96,380)	71,495	31,975
Other, net	(36,196)	(24,667)	(29,439)
Net cash provided by (used in) operating activities	239,452	289,283	363,660
Cash flows from investing activities:
Proceeds from sales of securities	—	—	177
Proceeds from maturities of and principal collected on securities	137,544	145,782	94,250
Purchases of securities	(354,608)	(692,996)	(510,675)
Redemption of Federal Home Loan Bank stock	246,002	156,967	153,005
Purchases of Federal Home Loan Bank stock	(254,000)	(161,080)	(138,000)
Proceeds from sales of loans and leases	1,618,791	2,830,807	1,795,602
Loan and lease originations and purchases, net of principal collected on loans and leases	(1,808,603)	(2,200,776)	(1,968,134)
Acquisition of Equipment Financing & Leasing Corporation, net of cash acquired	(8,120)	—	—
Proceeds from sales of lease equipment	10,188	11,650	10,041
Purchases of lease equipment	(1,038,208)	(1,197,281)	(1,087,438)
Proceeds from sales of real estate owned	53,687	65,235	71,709
Purchases of premises and equipment	(48,428)	(34,513)	(53,594)
Other, net	26,103	23,002	16,416
Net cash provided by (used in) investing activities	(1,419,652)	(1,053,203)	(1,616,641)
Cash flows from financing activities:
Net change in deposits	1,094,612	518,468	1,256,646
Net change in short-term borrowings	(4,747)	(1,192)	1,072
Proceeds from long-term borrowings	9,990,967	5,582,983	4,471,086
Payments on long-term borrowings	(9,816,286)	(5,542,831)	(4,666,595)
Payments on liabilities related to acquisition and portfolio purchase	(3,000)	—	—
Net proceeds from public offering of Series C preferred stock	169,302	—	—
Redemption of Series A preferred stock	(172,500)	—	—
Repurchases of common stock	(9,163)	—	—
Common shares sold to TCF employee benefit plans	23,254	5,838	24,835
Dividends paid on preferred stock	(19,904)	(19,388)	(19,388)
Dividends paid on common stock	(50,617)	(50,182)	(37,302)
Stock compensation tax (expense) benefit	—	(377)	558
Exercise of stock options	(57)	(701)	2,570
Net investment by (distribution to) non-controlling interest	(9,482)	(8,432)	(6,414)
Net cash provided by (used in) financing activities	1,192,379	484,186	1,027,068
Net change in cash and due from banks	12,179	(279,734)	(225,913)
Cash and due from banks at beginning of period	609,603	889,337	1,115,250
Cash and due from banks at end of period	$621,782	$609,603	$889,337
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$86,411	$78,930	$64,855
Income taxes, net	62,115	23,064	79,687
Transfer of loans and leases to other assets	100,608	107,768	107,403
Transfer of loans and leases from held for investment to held for sale, net	1,320,210	2,739,126	1,752,587
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF's principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets), providing convenient financial services, including select locations open seven days a week with extended hours and on most holidays, full-service supermarket branches, access to automated teller machine ("ATM") networks and digital banking channels. Through its direct subsidiaries, TCF Bank also provides a full range of consumer facing and commercial services, including providing consumer banking services in 46 states, commercial banking services in 34 states, commercial leasing and equipment financing in all 50 states and, to a limited extent, in foreign countries and commercial inventory financing in all 50 states and Canada and, to a limited extent, in other foreign countries.

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. The determination was based on management's review of strategic alternatives and the financial outlook of the auto finance loan origination business compared with alternative uses of capital. TCF's subsidiary, Gateway One Lending & Finance, LLC ("Gateway One"), will continue to service existing auto loans on its balance sheet and those serviced for others. The decision to discontinue auto finance loan originations resulted in a goodwill impairment charge of $73.0 million, an other intangible assets impairment charge of $0.4 million and approximately $14.8 million of expenses related to severance, other asset impairments and lease termination expenses in 2017.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Estimates

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses and the determination of current and deferred income taxes.

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans classified as troubled debt restructuring ("TDR") loans are considered impaired loans, along with non-accrual commercial, equipment finance and inventory finance loans. TCF individually evaluates impairment on all impaired loans and all non-accrual leases and other consumer real estate, commercial and auto finance loans specifically identified for evaluation. All other loans and leases are evaluated collectively for impairment.

Loan impairment on consumer real estate TDR loans is a key component of the allowance for loan and lease losses. Impairment is generally based on the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based on the fair value of the collateral less estimated selling costs.

Impairment on commercial loans, inventory finance loans and leasing and equipment finance loans and leases is generally based on the present value of the expected future cash flows discounted at the initial effective interest rate of the loan or lease, unless the loan or lease is collateral dependent, in which case impairment is based on the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan or lease is dependent on the operation, rather than the sale of the collateral, the impairment does not include estimated selling costs.

Impairment on auto finance loans is generally based on the fair value of collateral less estimated selling costs. The impairment for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of incurred losses in these portfolios is based on their historical loss rates multiplied by the respective loss emergence period. Factors utilized in the determination of the amount of the allowance include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions. The various factors used in the methodologies are reviewed on a periodic basis.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to losses are utilized in the historical data in calculating the allowance for loan and lease losses. Consumer real estate loans are charged off to the estimated fair value of the underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Commercial loans, leasing and equipment finance loans and leases and inventory finance loans that are considered collateral dependent are charged off to estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with their contractual terms. Auto finance loans will be charged off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged off to the fair value of the collateral, less estimated selling costs. Consumer real estate and auto finance loans in bankruptcy status may be charged down to the fair value of the collateral, less estimated selling costs, within 60 days past due based on specific criteria. Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Loans that are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses significantly depends on management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known. See Note 7. Allowance for Loan and Lease Losses and Credit Quality Information for further information on the allowance for loan and lease losses.

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

The determination of current and deferred income taxes is a critical accounting estimate that is based on complex analyses of many factors, including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax assets or liabilities will not be challenged by taxing authorities. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax assets and liabilities.

In the preparation of income tax returns, tax positions are taken based on interpretation of income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the Consolidated Statements of Income net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, judicial action and through the examination process. TCF's policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. See Note 14. Income Taxes for further information on income taxes.

Other Significant Accounting Policies

Securities Held to Maturity Securities held to maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of securities available for sale to securities held to maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held to maturity investment security. Such amounts are then amortized over the remaining life of the transferred security as an adjustment of the yield on those securities. TCF periodically evaluates securities held to maturity for other than temporary impairment. Declines in value considered other than temporary, if any, would be recorded in non-interest income within gains (losses) on securities, net. See Note 5. Securities Available for Sale and Securities Held to Maturity for further information on securities held to maturity.

Securities Available for Sale Securities available for sale are carried at fair value with the unrealized gains or losses net of related deferred income taxes reported within accumulated other comprehensive income (loss). The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security, or to the earliest call date for premiums on securities with call features. TCF evaluates securities available for sale for other than temporary impairment on a quarterly basis. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income within gains (losses) on securities, net. See Note 5. Securities Available for Sale and Securities Held to Maturity for further information on securities available for sale.

Loans and Leases Held for Sale Loans and leases designated as held for sale are generally carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. Certain other loans held for sale are recorded at fair value under the elected fair value option. From time to time, management identifies and designates, primarily consumer real estate, loans held in the loan portfolios for sale. These loans are transferred to loans and leases held for sale at the lower of cost or fair value at the time of transfer net of any associated allowance for loan and lease losses.

Loans and Leases Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on acquired loans, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods that approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on all lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to fees and service charges. See Note 6. Loans and Leases for further information on loans and leases.

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

Non-accrual Loans and Leases Loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless, in the case of commercial loans, they are well secured and in the process of collection. Delinquent consumer real estate junior lien loans are placed on non-accrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on non-accrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis.

Loans on non-accrual status are generally reported as non-accrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge under Chapter 7 bankruptcy, which remain on non-accrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely. Income on these loans is recognized on a cash basis when there is sustained repayment performance for nine or 12 consecutive months based on the credit evaluation and the loan is not more than 60 days delinquent.

Generally, when a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed against interest income. For non-accrual leases that have been discounted with third-party financial institutions on a non-recourse basis, the related liability is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible, in which case interest income is recognized on a cash basis. See Note 7. Allowance for Loan and Lease Losses and Credit Quality Information for further information on non-accrual loans and leases.

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

Sales-type leases generate dealer profit, which is recognized at lease inception by recording lease revenue net of lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment's book value, less the present value of its residual. Interest income on direct financing and sales-type leases is recognized using methods that approximate a level yield over the fixed, non-cancelable term of the lease. TCF receives pro rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

Some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgment regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. TCF reviews residual assumptions in the portfolio at least annually and records impairment, if necessary, which is charged to non-interest expense in the periods in which it becomes known. TCF may sell minimum lease payments primarily as a credit risk reduction tool to third-party financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral. For those transactions that achieve sale treatment, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions that do not achieve sale treatment, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

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

Premises and Equipment Premises and equipment, including leasehold improvements, are carried at cost and are depreciated or amortized on a straight-line basis over estimated useful lives of owned assets and for leasehold improvements over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Rent expense for leased land with facilities is recognized in occupancy and equipment expense. Rent expense for leases with free rent periods or scheduled rent increases is recognized on a straight-line basis over the lease term. See Note 8. Premises and Equipment, Net for further information on premises and equipment.

Other Real Estate Owned and Repossessed and Returned Assets Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses upon transfer. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in foreclosed real estate and repossessed assets, net expense. Operating expenses of properties and recoveries on sales of other real estate owned are also recorded in non-interest expense within foreclosed real estate and repossessed assets, net expense. Operating revenue from foreclosed property is included in other non-interest income. See Note 7. Allowance for Loan and Lease Losses and Credit Quality Information for further information on other real estate owned and repossessed and returned assets.

Investments in Affordable Housing Limited Liability Entities TCF has investments in affordable housing limited liability entities that either operate qualified affordable housing projects or invest in other limited liability entities formed to operate affordable housing projects, which TCF generally accounts for under the proportional amortization method. However, depending on circumstances, the effective yield, equity or cost methods may be utilized. The amount of the investments, along with any unfunded equity contributions that are unconditional and legally binding, are recorded in other assets. A liability for the unfunded equity contributions is recorded in accrued expenses and other liabilities. The tax credits and amortization of the investments are reflected in the Consolidated Statements of Income as a component of income tax expense. See Note 10. Investments in Affordable Housing Limited Liability Entities for further information on investments in affordable housing limited liability entities.

Interest-only Strips TCF sells fixed- or variable-rate consumer real estate and auto finance loans with or without interest-only strips to third party financial institutions. For those transactions that achieve sale treatment, the underlying loans are removed from TCF's Consolidated Statements of Financial Condition. The Company may receive as part of the sale consideration an interest in the future cash flows of borrower loan payments, known as an interest-only strip. The interest-only strip is recorded at fair value in other assets with the unrealized gains or losses net of deferred income taxes reported within accumulated other comprehensive income (loss). The fair value of the interest-only strip represents the present value of future cash flows expected to be received by TCF. After initial recording of the interest-only strip, the accretable yield is measured as the difference between the initial investment, or fair value, and the cash flows expected to be collected. The accretable yield is amortized into interest income over the life of the interest-only strip using the effective yield method. The expected cash flows are evaluated quarterly to determine if they have changed from previous projections. Declines in the value of interest-only strips that are considered other than temporary are recorded in other non-interest expense. See Note 6. Loans and Leases for further information on interest-only strips.

Goodwill and Other Intangible Assets All assets and liabilities acquired in purchase acquisitions, including other intangibles, are initially recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment on at least an annual basis at the reporting unit level. Interim impairment analysis may be required if events occur or circumstances change that would more likely than not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line basis or accelerated method over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

When testing for goodwill impairment, TCF has the option to perform a qualitative assessment of goodwill. TCF may also elect to perform a quantitative test without first performing a qualitative analysis. If the qualitative assessment is performed and TCF concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. Quantitative valuation methodologies primarily include a discounted cash flow analysis in determining the fair value of reporting units. If the fair value is less than the carrying amount, additional analysis is required to measure the amount of impairment. Impairment losses, if any, are recorded as a charge to non-interest expense and an adjustment to the carrying value of goodwill.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Impairment losses, if any, permanently reduce the carrying value of the other intangible assets. See Note 9. Goodwill and Other Intangible Assets for further information on intangible assets.

Derivative Instruments All derivative instruments are recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company's derivative instruments may be subject to master netting arrangements and collateral arrangements and qualify for offset in the Consolidated Statements of Financial Condition. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company's policy is to recognize amounts subject to master netting arrangements and collateral arrangements on a net basis in the Consolidated Statements of Financial Condition. The value of derivative instruments will vary over their contractual terms as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. A contract that has been, and is expected to continue to be effective at offsetting changes in fair values or the net investment, must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Upon origination of a derivative instrument, the contract is designated either as a hedge of the exposure to changes in the fair value of an asset or liability due to changes in market risk ("fair value hedge"), a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates ("net investment hedge") or is not designated as a hedge.

Fair Value Hedges TCF Bank entered into an interest rate swap agreement related to its contemporaneously issued subordinated debt, which settles through a central clearing house. The swap was designated as a fair value hedge and effectively converts the fixed interest rate to a floating rate based on the three-month London InterBank Offered Rate plus a fixed number of basis points on the $150.0 million notional amount through February 27, 2025, the maturity date of the subordinated debt. In exchange, TCF Bank will receive 4.60% fixed-rate interest on the $150.0 million notional amount from the swap counterparty.

The interest rate swap substantially offsets the change in fair value of the hedged underlying debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap, as well as the offsetting changes in fair value of the hedged debt, are reflected in other non-interest income.

Net Investment Hedges  Forward foreign exchange contracts, which generally settle within 35 days, are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Derivatives Not Designated as Hedges  Certain of TCF's forward foreign exchange contracts are not designated as hedges and are generally settled within 35 days. Changes in the fair value of these forward foreign exchange contracts are reflected in other non-interest expense.

TCF executes interest rate contracts with commercial banking customers to facilitate their respective risk management strategies. Those interest rate contracts are simultaneously hedged with offsetting interest rate contracts that TCF executes with a third party and generally settles through a central clearing house, minimizing TCF's net risk exposure. As the interest rate contracts do not meet hedge accounting requirements, changes in the fair value of both the customer contracts and the offsetting contracts are reflected in other non-interest income. These contracts have original fixed maturity dates ranging from three to 10 years.

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

During the second quarter of 2012, TCF sold its Visa® Class B stock. In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa's aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes, if any, in the valuation of this swap agreement, which has no determinable maturity date, are reflected in other non-interest expense. See Note 20. Derivative Instruments for further information on derivative instruments.

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

Income tax benefits (detriments) related to stock compensation, where the fair value on vesting or exercise of the award is greater than (less than) the grant date value less any proceeds on exercise, are recognized in income tax expense. See Note 17. Stock Compensation for further information on stock-based compensation.

Earnings Per Common Share TCF's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method under which earnings are allocated to both common shares and participating securities.

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock and restricted stock units are included in the calculation of diluted earnings per common share using the treasury stock method at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrants are included in the calculation of diluted earnings per common share using the treasury stock method. See Note 22. Earnings Per Common Share for further information on earnings per share.

New Accounting Pronouncements Adopted

During the fourth quarter of 2017, the Company adopted Accounting Standards Update ("ASU") No. 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows reclassification of certain stranded income tax effects in accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). As a result of the adoption, the Company recorded a reclassification from accumulated other comprehensive income (loss) to retained earnings of $3.4 million.

During the second quarter of 2017, the Company adopted ASU No. 2017-08: Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which clarifies the premium amortization period on purchased callable debt securities should be to the earliest call date, rather than the contractual maturity date. The adoption of this ASU was on a modified retrospective basis and required any adjustments as a result of the adoption during an interim period to be reflected as of January 1, 2017. The adoption of this ASU did not have an impact on our consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recorded a cumulative effect reduction to the opening balance of retained earnings of $1.3 million and a corresponding increase to additional paid-in capital. This cumulative effect adjustment to retained earnings was related to a policy election to account for forfeitures as they occur, thereby eliminating the need for an estimated forfeiture reserve against future cancellations. The adoption of this ASU on a prospective basis requires that tax benefits related to stock compensation be recorded to income tax expense, instead of to additional paid-in capital. The Company elected the prospective basis regarding the presentation of stock compensation tax (expense) benefit in the Consolidated Statement of Cash Flows as an operating activity and as a result prior periods were not adjusted.

Effective January 1, 2017, the Company adopted ASU Nos. 2016-05, Derivatives and Hedging (Topic 815): Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships, 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments and 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The adoption of these ASUs did not have an impact on our consolidated financial statements.

Note 3.  Cash and Due from Banks

At December 31, 2017 and 2016, TCF Bank was required by Federal Reserve regulations to maintain reserves of $107.0 million and $103.7 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $36.5 million and $51.3 million at December 31, 2017 and 2016, respectively.

TCF had cash held in interest-bearing accounts of $324.2 million and $326.5 million at December 31, 2017 and 2016, respectively.

Note 4. Investments

Investments were as follows:

	At December 31,
(In thousands)	2017	2016
Federal Home Loan Bank stock, at cost	$45,021	$37,022
Federal Reserve Bank stock, at cost	37,623	37,692
Total investments	$82,644	$74,714

The investments in Federal Home Loan Bank ("FHLB") stock are required investments related to TCF's membership in and current borrowings from the FHLB of Des Moines. TCF's investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of Federal Reserve Bank stock that TCF Bank is required to hold is based on TCF Bank's capital structure. TCF periodically evaluates investments for other than temporary impairment. There was no impairment of these investments in 2017, 2016 or 2015.

The yield on these investments, which have no stated contractual maturity, was 2.96% and 2.59% at December 31, 2017 and 2016, respectively.

Note 5.  Securities Available for Sale and Securities Held to Maturity

Securities were as follows:

	At December 31,
	2017				2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$908,189	$308	$13,812	$894,685	$827,722	$423	$17,254	$810,891
Other	6	—	—	6	18	—	—	18
Obligations of states and political subdivisions	810,159	7,967	3,799	814,327	628,972	394	16,840	612,526
Total securities available for sale	$1,718,354	$8,275	$17,611	$1,709,018	$1,456,712	$817	$34,094	$1,423,435
Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$158,776	$4,462	$412	$162,826	$178,514	$3,072	$440	$181,146
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total securities held to maturity	$161,576	$4,462	$412	$165,626	$181,314	$3,072	$440	$183,946

At December 31, 2017 and 2016, mortgage-backed securities with a carrying value of $0.9 million and $7.5 million, respectively, were pledged as collateral to secure certain deposits and borrowings. We have assessed each security with unrealized losses included in the table above for credit impairment. As part of that assessment, we evaluated and concluded that we do not intend to sell any of the securities and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost. Unrealized losses on securities available for sale and securities held to maturity were primarily due to changes in interest rates.

Gains (losses) on securities, net was $0.2 million for 2017, compared with $(0.6) million and $(0.3) million for 2016 and 2015, respectively. There were no sales of securities available for sale during 2017 or 2016. In 2015, TCF sold $0.2 million of securities available for sale and received cash proceeds of $0.2 million. There were no impairment charges recognized on securities available for sale in 2017, 2016 or 2015.TCF received $0.2 million in recoveries on previously impaired securities held to maturity for 2017, compared with impairment charges of $0.7 million and $0.3 million for 2016 and 2015, respectively.

Gross unrealized losses and fair value of securities available for sale and securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$406,298	$2,686	$428,585	$11,126	$834,883	$13,812
Obligations of states and political subdivisions	103,759	486	207,516	3,313	311,275	3,799
Total securities available for sale	$510,057	$3,172	$636,101	$14,439	$1,146,158	$17,611

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$13,309	$132	$11,470	$280	$24,779	$412
Total securities held to maturity	$13,309	$132	$11,470	$280	$24,779	$412

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$732,724	$17,254	$—	$—	$732,724	$17,254
Obligations of states and political subdivisions	501,620	16,840	—	—	501,620	16,840
Total securities available for sale	$1,234,344	$34,094	$—	$—	$1,234,344	$34,094

Securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$27,090	$440	$—	$—	$27,090	$440
Total securities held to maturity	$27,090	$440	$—	$—	$27,090	$440

The amortized cost and fair value of securities available for sale and securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31,
	2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$6	$6	$1	$1
Due in 1-5 years	15,178	15,312	18	18
Due in 5-10 years	514,336	517,867	331,430	329,005
Due after 10 years	1,188,834	1,175,833	1,125,263	1,094,411
Total securities available for sale	$1,718,354	$1,709,018	$1,456,712	$1,423,435

Securities held to maturity:
Due in one year or less	$1,000	$1,000	$—	$—
Due in 1-5 years	1,400	1,400	1,400	1,400
Due in 5-10 years	400	400	1,400	1,400
Due after 10 years	158,776	162,826	178,514	181,146
Total securities held to maturity	$161,576	$165,626	$181,314	$183,946

Interest income attributable to securities available for sale was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Taxable interest income	$18,382	$16,238	$13,930
Tax-exempt interest income	14,896	10,335	1,718
Total interest income	$33,278	$26,573	$15,648

Note 6.  Loans and Leases

Loans and leases were as follows:

	At December 31,
(In thousands)	2017	2016
Consumer real estate:
First mortgage lien	$1,959,387	$2,292,596
Junior lien	2,860,309	2,791,756
Total consumer real estate	4,819,696	5,084,352
Commercial:
Commercial real estate:
Permanent	2,385,752	2,356,287
Construction and development	365,533	277,904
Total commercial real estate	2,751,285	2,634,191
Commercial business	809,908	652,287
Total commercial	3,561,193	3,286,478
Leasing and equipment finance	4,761,661	4,336,310
Inventory finance	2,739,754	2,470,175
Auto finance	3,199,639	2,647,741
Other	22,517	18,771
Total loans and leases(1)	$19,104,460	$17,843,827

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $33.3 million and $54.1 million at December 31, 2017 and 2016, respectively.

Loan Sales The following tables summarize the net sales proceeds for consumer real estate and auto finance loans sold, the securitization receivable recorded, the interest-only strips received, the recorded investment in loans sold, including accrued interest, and the net gains, as applicable. TCF generally retains servicing on loans sold. Included in consumer real estate loans sold in 2017 were $71.2 million of non-accrual loans, which were sold servicing released. The auto finance securitizations included in 2016 and 2015 qualify for sale accounting and are executed by transferring the recorded investment to trusts. These trusts are considered variable interest entities due to their limited capitalization and special purpose nature. TCF has concluded it is not the primary beneficiary of the trusts and therefore, they are not consolidated. No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

	Year Ended December 31, 2017
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,344,038	$430,977	$—	$430,977
Interest-only strips, initial value	3,377	—	—	—
Recorded investment in loans sold, including accrued interest	(1,309,239)	(424,726)	—	(424,726)
Net gains(2)	$38,176	$6,251	$—	$6,251

	Year Ended December 31, 2016
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,665,507	$688,227	$1,447,113	$2,135,340
Securitization receivable	—	—	18,620	18,620
Interest-only strips, initial value	16,925	5,695	—	5,695
Recorded investment in loans sold, including accrued interest	(1,630,113)	(669,775)	(1,453,283)	(2,123,058)
Net gains(2)	$52,319	$24,147	$12,450	$36,597

	Year Ended December 31, 2015
(In thousands)	Consumer Real Estate Loans	Auto Finance Loans	Auto Finance Securitizations	Total Auto Finance Loans
Sales proceeds, net(1)	$1,301,438	$225,018	$1,165,213	$1,390,231
Interest-only strips, initial value	7,495	—	—	—
Recorded investment in loans sold, including accrued interest	(1,269,108)	(218,339)	(1,139,701)	(1,358,040)
Net gains(2)	$39,825	$6,679	$25,512	$32,191
(1) Includes transaction fees and other sales related adjustments. (2) Excludes subsequent adjustments and valuation adjustments while held for sale.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

	At December 31,
(In thousands)	2017	2016
Interest-only strips attributable to:
Consumer real estate loan sales	$16,440	$27,260
Auto finance loan sales	4,946	12,892
Contractual liabilities attributable to:
Consumer real estate loan sales	$1,234	$701
Auto finance loan sales	—	168

TCF recorded impairment charges on the consumer real estate interest-only strips of $1.1 million in 2017, compared with $0.8 million in 2016 and none in 2015. TCF recorded impairment charges on the auto finance interest-only strips of $0.5 million, $2.4 million and $0.9 million in 2017, 2016 and 2015, respectively.

TCF's agreements to sell auto and consumer real estate loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event TCF breaches these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower, or the failure to obtain valid title. During 2017, 2016 and 2015, losses related to repurchases pursuant to such representations, warranties and covenants were immaterial. The majority of such repurchases were of auto finance loans where TCF typically has contractual agreements with the automobile dealerships that originated the loans requiring the dealers to reimburse TCF for the cost of such repurchases.

Leasing and Equipment Finance Portfolio The leasing and equipment finance portfolio consisted of $2.5 billion of leases and $2.3 billion of loans at December 31, 2017, compared with $2.3 billion of leases and $2.0 billion of loans at December 31, 2016.

Future minimum lease payments receivable for direct financing, sales-type and operating leases as of December 31, 2017 were as follows:

(In thousands)
2018	$951,164
2019	721,392
2020	509,644
2021	308,679
2022	139,613
Thereafter	54,039
Total	$2,684,531

Acquired Loans and Leases TCF acquires loans and leases through business combinations and purchases of loan and lease portfolios. TCF purchased loans and leases at fair value of $771.3 million and $193.6 million during 2017 and 2016, respectively. Included in loans and leases acquired during 2017 were $14.0 million of leasing and equipment finance PCI loans that TCF acquired on September 29, 2017. On the acquisition date, the leasing and equipment finance PCI loans had contractually required payments receivable of $24.0 million, expected cash flows of $16.6 million and a fair value (initial carrying amount) of $14.0 million. The $7.4 million difference between the contractually required payments receivable and the expected cash flows represents the non-accretable difference. The $2.6 million difference between the expected cash flows and fair value represented the initial accretable yield. At December 31, 2017, the outstanding balance of these PCI loans was $16.4 million.

The changes in accretable yield and carrying value of all PCI loans were as follows:

	At or For the Year Ended December 31, 2017
(In thousands)	Accretable Yield	Carrying Amount
Balance, beginning of period	$—	$17
Additions due to acquisitions of loans	2,635	13,951
Accretion	(25)	25
Reclassifications from non-accretable difference	312	—
Payments received	(1,871)	(2,149)
Balance, end of period	$1,051	$11,844

Note 7.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

	At or For the Year Ended December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(11,861)	(5,431)	(10,816)	(3,014)	(41,101)	(6,869)	(79,092)
Recoveries	20,781	833	2,065	838	6,625	3,510	34,652
Net (charge-offs) recoveries	8,920	(4,598)	(8,751)	(2,176)	(34,476)	(3,359)	(44,440)
Provision for credit losses	(12,318)	9,098	10,067	1,367	56,712	3,517	68,443
Other(1)	(8,882)	—	(138)	110	(4,321)	—	(13,231)
Balance, end of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041

	At or For the Year Ended December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054
Charge-offs	(18,624)	(753)	(7,738)	(2,623)	(26,994)	(7,353)	(64,085)
Recoveries	7,065	373	2,386	816	3,853	4,357	18,850
Net (charge-offs) recoveries	(11,559)	(380)	(5,352)	(1,807)	(23,141)	(2,996)	(45,235)
Provision for credit losses	9,304	2,890	7,706	4,540	39,149	2,285	65,874
Other(1)	(6,289)	—	(22)	71	(10,184)	—	(16,424)
Balance, end of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269

	At or For the Year Ended December 31, 2015
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$85,361	$31,367	$18,446	$10,020	$18,230	$745	$164,169
Charge-offs	(33,687)	(5,249)	(7,631)	(2,501)	(18,386)	(7,093)	(74,547)
Recoveries	7,428	3,769	2,792	1,019	2,971	5,034	23,013
Net (charge-offs) recoveries	(26,259)	(1,480)	(4,839)	(1,482)	(15,415)	(2,059)	(51,534)
Provision for credit losses	12,697	298	5,411	3,036	28,943	2,559	52,944
Other(1)	(3,807)	—	—	(446)	(5,272)	—	(9,525)
Balance, end of period	$67,992	$30,185	$19,018	$11,128	$26,486	$1,245	$156,054

(1)	Primarily includes the transfer of the allowance for loan and lease losses to held for sale.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$28,851	$35,635	$19,083	$12,945	$49,900	$691	$147,105
Individually evaluated for impairment	18,317	1,560	3,445	288	325	1	23,936
Total	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Loans and leases outstanding:
Collectively evaluated for impairment	$4,675,626	$3,524,864	$4,721,905	$2,735,638	$3,188,810	$22,513	$18,869,356
Individually evaluated for impairment	144,070	36,329	27,912	4,116	10,829	4	223,260
Loans acquired with deteriorated credit quality	—	—	11,844	—	—	—	11,844
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460

	At December 31, 2016
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$36,103	$31,430	$19,093	$13,304	$31,106	$533	$131,569
Individually evaluated for impairment	23,345	1,265	2,257	628	1,204	1	28,700
Total	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Loans and leases outstanding:
Collectively evaluated for impairment	$4,884,653	$3,242,389	$4,320,129	$2,465,041	$2,638,380	$18,765	$17,569,357
Individually evaluated for impairment	199,699	44,089	16,165	5,134	9,360	6	274,453
Loans acquired with deteriorated credit quality	—	—	16	—	1	—	17
Total	$5,084,352	$3,286,478	$4,336,310	$2,470,175	$2,647,741	$18,771	$17,843,827

Accruing and Non-accrual Loans and Leases  TCF's key credit quality indicator is the receivable's payment performance status, defined as accruing or non-accruing. Non-accrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease. Loans and leases that are over 60 days delinquent have a higher potential to become non-accrual and generally are a leading indicator for future charge-off trends. TCF's accruing and non-accrual loans and leases were as follows:

	At December 31, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,892,771	$4,073	$593	$1,897,437	$61,950	$1,959,387
Junior lien	2,837,767	1,268	—	2,839,035	21,274	2,860,309
Total consumer real estate	4,730,538	5,341	593	4,736,472	83,224	4,819,696
Commercial:
Commercial real estate	2,744,500	—	—	2,744,500	6,785	2,751,285
Commercial business	809,907	1	—	809,908	—	809,908
Total commercial	3,554,407	1	—	3,554,408	6,785	3,561,193
Leasing and equipment finance	4,726,339	4,272	2,117	4,732,728	17,089	4,749,817
Inventory finance	2,735,430	191	17	2,735,638	4,116	2,739,754
Auto finance	3,183,196	6,078	2,999	3,192,273	7,366	3,199,639
Other	22,506	3	6	22,515	2	22,517
Subtotal	18,952,416	15,886	5,732	18,974,034	118,582	19,092,616
Portfolios acquired with deteriorated credit quality	10,283	361	1,200	11,844	—	11,844
Total	$18,962,699	$16,247	$6,932	$18,985,878	$118,582	$19,104,460

	At December 31, 2016
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,177,746	$6,581	$2,144	$2,186,471	$106,125	$2,292,596
Junior lien	2,744,006	1,404	—	2,745,410	46,346	2,791,756
Total consumer real estate	4,921,752	7,985	2,144	4,931,881	152,471	5,084,352
Commercial:
Commercial real estate	2,628,627	—	—	2,628,627	5,564	2,634,191
Commercial business	651,932	—	—	651,932	355	652,287
Total commercial	3,280,559	—	—	3,280,559	5,919	3,286,478
Leasing and equipment finance	4,320,795	3,478	1,045	4,325,318	10,880	4,336,198
Inventory finance	2,464,986	16	39	2,465,041	5,134	2,470,175
Auto finance	2,634,600	3,785	2,317	2,640,702	7,038	2,647,740
Other	18,748	14	6	18,768	3	18,771
Subtotal	17,641,440	15,278	5,551	17,662,269	181,445	17,843,714
Portfolios acquired with deteriorated credit quality	113	—	—	113	—	113
Total	$17,641,553	$15,278	$5,551	$17,662,382	$181,445	$17,843,827

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Contractual interest due on non-accrual loans and leases	$15,009	$20,604	$21,459
Interest income recognized on non-accrual loans and leases	2,982	4,152	4,305
Unrecognized interest income	$12,027	$16,452	$17,154

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

	At December 31,
(In thousands)	2017	2016
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$7,324	$13,675
Non-accrual	10,552	21,372
Total consumer real estate loans to customers in bankruptcy	$17,876	$35,047

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous accruing and non-accrual loans and leases tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a TDR loan. All loans classified as TDR loans are considered to be impaired. For purposes of this disclosure, PCI loans have been excluded.

TDR loans were as follows:

	At December 31,
	2017			2016
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$88,092	$34,282	$122,374	$98,606	$71,961	$170,567
Commercial	12,249	83	12,332	20,304	2,170	22,474
Leasing and equipment finance	10,263	1,413	11,676	4,802	1,350	6,152
Inventory finance	—	476	476	—	357	357
Auto finance	3,464	5,351	8,815	2,323	5,504	7,827
Other	3	1	4	6	—	6
Total	$114,071	$41,606	$155,677	$126,041	$81,342	$207,383

The allowance on accruing consumer real estate TDR loans was $17.1 million, or 19.4% of the outstanding balance, at December 31, 2017 and $19.3 million, or 19.6% of the outstanding balance, at December 31, 2016. At December 31, 2017, 0.5% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 1.5% at December 31, 2016.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at December 31, 2017, $22.3 million, or 65.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.0% were current. Of the non-accrual TDR balance at December 31, 2016, $47.4 million, or 65.9%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 82.2% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing commercial TDR loans was $0.6 million, or 4.6% of the outstanding balance, at December 31, 2017 and $1.1 million, or 5.6% of the outstanding balance, at December 31, 2016. No accruing commercial TDR loans were 60 days or more delinquent at December 31, 2017 or 2016.

The allowance on accruing TDRs for the remaining classes of finance receivables was not material at December 31, 2017 and 2016. No accruing TDR loans for the remaining classes of finance receivables were 60 days or more delinquent at December 31, 2017 or 2016.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $0.9 million and $0.4 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

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

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. In 2017, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $1.8 million and $0.6 million, respectively. In 2016, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $2.0 million and $0.7 million, respectively. The average yield on consumer real estate accruing TDR loans for 2017 and 2016 was 4.2%, which compares to the original contractual average rate for the same periods of 6.7%. In 2015, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $2.2 million and $0.8 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.1%, which compares to the original contractual average rate of 6.7%.The unrecognized interest income for the remaining classes of finance receivables was not material for 2017, 2016 and 2015.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during 2017, 2016 and 2015, that were modified during the respective reporting period or within one year of the beginning of the respective reporting period.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$3,081	$8,193	$1,674
Junior lien	579	1,630	821
Total consumer real estate	3,660	9,823	2,495
Leasing and equipment finance	555	—	45
Auto finance	1,169	1,693	1,039
Defaulted TDR loans modified during the applicable period	$5,384	$11,516	$3,579

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

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

Information on impaired loans was as follows:

	At December 31,
	2017			2016
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$91,624	$80,802	$13,792	$122,704	$104,601	$16,835
Junior lien	32,327	29,544	4,165	62,481	51,410	5,829
Total consumer real estate	123,951	110,346	17,957	185,185	156,011	22,664
Commercial:
Commercial real estate	6,810	6,702	1,000	10,083	10,075	1,262
Commercial business	7,841	7,841	560	14	14	3
Total commercial	14,651	14,543	1,560	10,097	10,089	1,265
Leasing and equipment finance	17,105	17,105	1,345	9,900	9,900	1,044
Inventory finance	1,296	1,298	288	4,357	4,365	628
Auto finance	1,333	1,016	243	5,801	5,419	1,126
Other	3	4	1	6	6	1
Total impaired loans with an allowance recorded	158,339	144,312	21,394	215,346	185,790	26,728
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	12,898	10,445	—	18,539	12,674	—
Junior lien	17,697	1,583	—	26,915	1,882	—
Total consumer real estate	30,595	12,028	—	45,454	14,556	—
Commercial:
Commercial real estate	4,552	4,491	—	21,601	15,780	—
Commercial business	—	—	—	354	354	—
Total commercial	4,552	4,491	—	21,955	16,134	—
Inventory finance	2,810	2,818	—	767	769	—
Auto finance	10,566	7,799	—	3,919	2,408	—
Other	331	—	—	85	—	—
Total impaired loans without an allowance recorded	48,854	27,136	—	72,180	33,867	—
Total impaired loans	$207,193	$171,448	$21,394	$287,526	$219,657	$26,728

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Year Ended December 31,
	2017		2016		2015
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$92,702	$2,748	$114,164	$3,597	$112,698	$5,438
Junior lien	40,477	1,488	54,888	2,606	56,885	3,353
Total consumer real estate	133,179	4,236	169,052	6,203	169,583	8,791
Commercial:
Commercial real estate	8,388	16	5,186	353	27,355	852
Commercial business	3,927	97	15	—	17	—
Total commercial	12,315	113	5,201	353	27,372	852
Leasing and equipment finance	13,502	58	8,579	40	7,758	18
Inventory finance	2,831	192	2,619	56	1,315	76
Auto finance	3,218	—	6,741	112	5,495	22
Other	5	—	9	—	50	2
Total impaired loans with an allowance recorded	165,050	4,599	192,201	6,764	211,573	9,761
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	11,560	921	7,951	449	19,188	1,045
Junior lien	1,733	438	1,201	672	3,959	1,817
Total consumer real estate	13,293	1,359	9,152	1,121	23,147	2,862
Commercial:
Commercial real estate	10,136	709	23,468	743	40,828	1,957
Commercial business	177	4	1,970	—	2,033	5
Total commercial	10,313	713	25,438	743	42,861	1,962
Inventory finance	1,794	196	523	95	564	114
Auto finance	5,102	209	1,792	—	962	—
Total impaired loans without an allowance recorded	30,502	2,477	36,905	1,959	67,534	4,938
Total impaired loans	$195,552	$7,076	$229,106	$8,723	$279,107	$14,699

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned assets were as follows:

	At December 31,
(In thousands)	2017	2016
Other real estate owned	$18,225	$46,797
Repossessed and returned assets	12,630	9,969
Consumer real estate loans in process of foreclosure	22,622	32,133

Other real estate owned and repossessed and returned assets were written down $6.2 million, $8.3 million and $12.8 million, which were included in foreclosed real estate and repossessed assets, net expense for 2017, 2016 and 2015, respectively.

Note 8. Premises and Equipment, Net

Premises and equipment, net were as follows:

	At December 31,
(In thousands)	2017	2016
Land	$146,688	$144,221
Office buildings	272,428	271,597
Leasehold improvements	48,543	50,796
Furniture and equipment	363,445	341,621
Subtotal	831,104	808,235
Less: Accumulated depreciation and amortization	409,555	389,863
Premises and equipment, net	$421,549	$418,372

Depreciation and amortization expense related to premises and equipment was $45.9 million, $44.9 million and $40.8 million in 2017, 2016 and 2015, respectively. TCF leases certain premises and equipment under operating leases. Lease expense was $36.4 million, $36.5 million and $36.1 million in 2017, 2016 and 2015, respectively. Sublease income was $1.0 million in 2017, 2016 and 2015, respectively.

At December 31, 2017, the total future minimum rental payments for operating leases of premises and equipment were as follows:

(In thousands)
2018	$29,892
2019	29,915
2020	25,313
2021	16,885
2022	12,205
Thereafter	44,429
Total	$158,639

Note 9. Goodwill and Other Intangible Assets

Goodwill, net was as follows:

	At December 31,
	2017			2016
(In thousands)	Gross Amount	Accumulated Impairment Loss	Net Amount	Gross Amount	Accumulated Impairment Loss	Net Amount
Goodwill related to consumer banking segment	$214,286	$73,041	$141,245	$214,286	$—	$214,286
Goodwill related to wholesale banking segment	13,512	—	13,512	11,354	—	11,354
Total	$227,798	$73,041	$154,757	$225,640	$—	$225,640

Effective April 1, 2017, the Company executed its strategic shift from an originate-to-sell and originate-to-hold model to an entirely originate-to-hold model for its auto finance business and effective December 1, 2017, the Company discontinued auto finance loan originations. The decision to discontinue auto finance loan originations resulted in a goodwill impairment charge of $73.0 million related to the acquisition of Gateway One and an impairment charge of $0.4 million related to the customer base intangible asset attributable to Gateway One. The Gateway One goodwill and customer base intangible asset were fully impaired at December 31, 2017. There was no impairment of goodwill or the other intangible assets in 2016 or 2015.

On June 16, 2017, TCF Bank acquired 100% of the outstanding shares of Equipment Financing & Leasing Corporation ("EFLC"). EFLC provides operating leases and direct financing leases of material handling equipment primarily to Fortune 500 customers. TCF Bank paid $9.0 million in cash upon closing, recorded a liability of $5.9 million to be paid within three years and assumed $64.2 million of EFLC's debt that was subsequently paid off. Assets acquired consisted of $46.4 million of operating lease equipment, $5.9 million of direct financing leases, $21.3 million of amortizable intangible assets, $2.2 million related to goodwill and approximately $3.3 million of cash, other assets and other liabilities, net. The weighted-average amortization periods of the acquired program agreement, non-compete agreement and customer base intangibles were 15 years, five years and three years, respectively. The amortizable intangible assets are amortized on an accelerated method over their estimated useful lives.

On December 15, 2017, TCF Bank acquired the assets of Rubicon Mortgage Advisors, LLC. TCF recorded an amortizable intangible asset of $3.0 million related to a non-compete agreement as part of the acquisition. The weighted-average amortization period of the acquired non-compete agreement was four years and is amortized on a straight-line basis over its estimated useful life.

Other intangible assets, net were as follows:

	At December 31,
	2017				2016
(In thousands)	Gross Amount	Accumulated Amortization	Impairment	Net Amount	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Other intangible assets:
Program agreement	$14,700	$49	$—	$14,651	$—	$—	$—	$—
Non-compete agreement	9,000	1,081	—	7,919	4,590	4,590	—	—
Customer base intangibles	3,330	2,630	368	332	2,730	2,002	—	728
Deposit base intangibles	3,049	2,289	—	760	3,049	2,069	—	980
Tradename	—	—	—	—	300	300	—	—
Total	$30,079	$6,049	$368	$23,662	$10,669	$8,961	$—	$1,708

Amortization expense for intangible assets was $2.0 million, $1.4 million and $1.6 million for 2017, 2016 and 2015, respectively. Amortization expense for intangible assets is estimated to be $3.3 million for 2018, $2.9 million for 2019, $2.7 million for 2020, $2.7 million for 2021 and $1.6 million for 2022.

Note 10 . Investments in Affordable Housing Limited Liability Entities

Investments in affordable housing limited liability entities and unfunded commitments were as follows:

	At December 31,
(In thousands)	2017	2016
Investments in affordable housing limited liability entities	$82,399	$30,279
Accrued expenses and other liabilities - unfunded commitments	48,973	12,082

During 2017, 2016 and 2015, TCF recognized amortization expense with respect to its investments in affordable housing limited liability entities of $9.6 million, $4.8 million and $3.3 million, respectively, offset by tax credits and other benefits of $12.5 million, $7.1 million and $3.9 million, respectively. At December 31, 2017, the expected payments for unfunded affordable housing commitments will be payable in 2018 through 2021.

At December 31, 2017 and 2016, six and four, respectively, of these investments in affordable housing limited liability entities were considered variable interest entities ("VIE"). These limited liability entities are not consolidated with TCF. At December 31, 2017 and 2016, the carrying amount of the VIE investments was $81.9 million and $29.8 million, respectively. The maximum exposure to loss on the VIE investments was $81.9 million and $29.8 million at December 31, 2017 and 2016, respectively, however the limited liability entity provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an investment grade credit-rated company, which further reduces the risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Note 11.  Deposits

Deposits were as follows:

	At December 31,
	2017			2016
(Dollars in thousands)	Weighted-average Rate	Amount	% of Total	Weighted-average Rate	Amount	% of Total
Checking:
Non-interest bearing	—%	$3,671,915	20.0%	—%	$3,454,962	20.0%
Interest bearing	0.01	2,628,212	14.4	0.01	2,554,189	14.9
Total checking	0.01	6,300,127	34.4	0.01	6,009,151	34.9
Savings	0.09	5,287,606	28.8	0.03	4,719,481	27.4
Money market	0.47	1,764,998	9.6	0.61	2,421,467	14.0
Certificates of deposit	1.14	4,982,271	27.2	1.06	4,092,423	23.7
Total deposits	0.38	$18,335,002	100.0%	0.36	$17,242,522	100.0%

Annual maturities for certificates of deposit at December 31, 2017 were as follows:

(In thousands)
2018	$3,251,222
2019	1,498,121
2020	201,936
2021	10,811
2022	6,414
Thereafter	13,767
Total	$4,982,271

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 was $735.7 million and $561.0 million at December 31, 2017 and 2016, respectively.

Note 12.  Short-term Borrowings

Selected information for short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Period end balance:
Securities sold under repurchase agreements	$—	—%	$2,159	0.10%	$5,381	0.03%
Line of Credit - TCF Commercial Finance Canada, Inc.	—	—	2,232	1.75	—	—
Total	$—	—	$4,391	0.94	$5,381	0.03
Average daily balances for the period ended:
Federal funds purchased	$142	1.30%	$156	0.71%	$225	0.45%
Securities sold under repurchase agreements	3,730	0.78	5,235	0.41	16,431	0.06
Line of Credit - TCF Commercial Finance Canada, Inc.	1,395	1.92	1,660	1.75	2,166	1.96
Total	$5,267	1.10	$7,051	0.73	$18,822	0.28
Maximum month-end balances for the period ended:
Securities sold under repurchase agreements	$2,868	N.A.	$3,391	N.A.	$62,995	N.A.
Line of Credit - TCF Commercial Finance Canada, Inc.	6,171	N.A.	5,907	N.A.	5,519	N.A.
N.A. Not Applicable.

Securities sold under short-term repurchase agreements are related to TCF Bank's Repurchase Investment Sweep Agreement product and are collateralized by mortgage-backed securities.

Note 13.  Long-term Borrowings

Long-term borrowings were as follows:

		At December 31,
		2017				2016
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2018	$—			—%	$375,000	0.72%	-	0.81%
	2019	600,000	1.40%	-	1.75	300,000	0.78	-	0.81
	2020	275,000	1.76	-	1.78	—			—
Subtotal		875,000				675,000
Subordinated bank notes	2022	108,867			6.25	108,654			6.25
	2025	148,252			4.60	148,052			4.60
Hedge-related basis adjustment(1)		(2,157)				(1,349)
Subtotal		254,962				255,357
Discounted lease rentals	2017	—			—	57,081	2.45	-	7.88
	2018	52,347	2.55	-	7.95	42,132	2.55	-	7.95
	2019	34,978	2.53	-	6.00	24,671	2.53	-	6.00
	2020	19,736	2.64	-	6.50	11,753	2.64	-	6.90
	2021	10,077	2.88	-	5.00	4,423	2.88	-	4.57
	2022	2,349	3.04	-	5.43	—			—
Subtotal		119,487				140,060
Other long-term borrowings	2017	—			—	2,764			1.36
Total long-term borrowings		$1,249,449				$1,073,181

(1)	Related to subordinated bank notes with a stated maturity of 2025 at December 31, 2017.

At December 31, 2017, TCF Bank had pledged loans secured by consumer and commercial real estate and FHLB stock with an aggregate carrying value of $4.4 billion as collateral for FHLB advances. At December 31, 2017, $875.0 million of the FHLB advances outstanding were prepayable at TCF's option.

Note 14. Income Taxes

Tax Reform was enacted on December 22, 2017, resulting in changes in U.S. corporate tax rates, business-related exclusions, deductions and credits. Enactment of Tax Reform requires TCF to reflect the changes associated with the law's provisions in its consolidated financial statements as of and for the year ended December 31, 2017. The law is complex and has extensive implications for TCF's federal, state and foreign current and deferred income taxes.

As a result of Tax Reform, TCF has recorded a reasonable estimate of a net tax benefit of $130.7 million in its consolidated financial statements for the year ended December 31, 2017, primarily resulting from the re-measurement of the Company's estimated net deferred tax liability. Certain of these amounts are provisional in nature, as all the information necessary to record more precise amounts is not yet available, prepared or analyzed. Examples include information associated with TCF’s deemed repatriation tax; like-kind-exchange program; the timing of payments associated with certain liabilities; reports, tax forms and forecasts from various partnership investments; grantor letters and tax forms from various trusts; and the results of detailed analyses of information associated with several deferred tax items. TCF will obtain, prepare and analyze this information during the measurement period, up to and including the period in which it files its 2017 consolidated federal income tax return. TCF may adjust these provisional amounts during the measurement period as it obtains, prepares or analyzes this additional information.

Applicable income taxes in the Consolidated Statements of Income were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2017:
Federal	$14,384	$(62,913)	$(48,529)
State	237	9,340	9,577
Foreign	5,484	(156)	5,328
Total	$20,105	$(53,729)	$(33,624)
Year ended December 31, 2016:
Federal	$66,810	$28,629	$95,439
State	11,402	4,425	15,827
Foreign	5,350	(88)	5,262
Total	$83,562	$32,966	$116,528
Year ended December 31, 2015:
Federal	$73,579	$16,141	$89,720
State	9,255	4,637	13,892
Foreign	5,252	8	5,260
Total	$88,086	$20,786	$108,872

Reconciliations to TCF's effective income tax rate from the statutory federal income tax rate of 35.00% were as follows:

	Year Ended December 31,
	2017		2016	2015
Federal income tax rate	35.00%		35.00%	35.00%
Increase (decrease) resulting from:
Tax Reform effects, net	(53.29)	—	—	—
Nondeductible goodwill impairment effect	10.43		—	—
State income tax, net of federal tax	3.92		3.04	2.87
Tax-exempt income	(3.86)		(2.07)	(0.93)
Non-controlling interest tax effect	(1.45)		(0.99)	(0.97)
State tax settlements, net of federal tax	(1.38)		0.19	(0.12)
Stock compensation	(1.15)		—	—
Investments in affordable housing limited liability entities	(0.89)		(0.24)	(0.18)
Foreign tax effects	(0.67)		(0.50)	(0.53)
Other, net	(0.38)		0.02	(0.54)
Effective income tax rate	(13.72)%		34.45%	34.60%

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

As a result of Tax Reform, TCF recognized a $2.0 million charge related to U.S. federal income tax on the deemed repatriation of undistributed foreign earnings as of December 31, 2017. Due to the shift to a worldwide territorial tax regime as part of Tax Reform, future repatriations of foreign earnings will no longer be subject to U.S. federal income tax. However, these foreign earnings may be subject to foreign withholding taxes should they be distributed in the form of dividends. As of December 31, 2017, the estimated withholding taxes that could be due on these earnings was $3.6 million.

Reconciliations of the changes in unrecognized tax benefits were as follows:

	At or For the Year Ended December 31,
(In thousands)	2017	2016	2015
Balance, beginning of period	$4,690	$4,249	$4,649
Increases for tax positions related to the current year	200	546	323
Increases for tax positions related to prior years	86	627	—
Decreases for tax positions related to prior years	(331)	(84)	(157)
Settlements with taxing authorities	—	(525)	(425)
Decreases related to lapses of applicable statutes of limitation	—	(123)	(141)
Balance, end of period	$4,645	$4,690	$4,249

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million and $1.6 million at December 31, 2017 and 2016, respectively. TCF recognizes increases and decreases for interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. TCF recognized approximately $0.6 million of tax benefit, $0.9 million of tax expense and $0.2 million of tax benefit in 2017, 2016 and 2015, respectively, related to interest and penalties. Interest and penalties of approximately $0.6 million and $1.2 million were accrued at December 31, 2017 and 2016, respectively.

TCF's federal income tax returns are open and subject to examination for 2014 and later tax return years. TCF's various state income tax returns are generally open for 2013 and later tax return years based on individual state statutes of limitation. TCF's various foreign income tax returns are open and subject to examination for 2013 and later tax return years. Changes in the amount of unrecognized tax benefits within the next 12 months from normal expirations of statutes of limitation are not expected to be material.

TCF's deferred tax assets and deferred tax liabilities were as follows:

	At December 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$41,339	$75,976
Stock compensation and deferred compensation plans	21,150	41,105
Net operating losses	16,452	11,924
Securities available for sale	5,345	17,606
Accrued expense	2,507	3,730
Other	3,603	5,548
Deferred tax assets	90,396	155,889
Valuation allowance	(14,267)	(10,377)
Total deferred tax assets, net of valuation allowance	76,129	145,512
Deferred tax liabilities:
Lease financing	246,221	348,933
Premises and equipment	30,109	32,430
Loan fees and discounts	12,489	17,017
Prepaid expenses	8,047	11,245
Goodwill and other intangibles	2,475	3,870
Other	4,715	7,375
Total deferred tax liabilities	304,056	420,870
Net deferred tax liabilities	$227,927	$275,358

The net operating losses at December 31, 2017 consisted of state net operating losses that expire in 2018 through 2037. The valuation allowance at December 31, 2017 and 2016 principally applies to net operating losses that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

Note 15. Equity

Preferred Stock

Preferred stock was as follows:

	At December 31,
(In thousands)	2017	2016
7.50% Series A non-cumulative perpetual preferred stock	$—	$166,721
6.45% Series B non-cumulative perpetual preferred stock	96,519	96,519
5.70% Series C non-cumulative perpetual preferred stock	169,302	—
Total preferred stock	$265,821	$263,240
At December 31, 2017 and 2016, there were 4,000,000 shares outstanding of the 6.45% Series B non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock"). Dividends are payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. TCF paid cash dividends to holders of the Series B Preferred Stock of $6.5 million in 2017, 2016 and 2015. The Series B Preferred Stock may be redeemed at TCF's option in whole or in part at any time. On January 30, 2018, TCF's Board of Directors approved the redemption of all outstanding shares of the Series B Preferred Stock on March 1, 2018.

At December 31, 2017, there were 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year, which commenced on December 1, 2017, at a per annum rate of 5.70%. TCF paid cash dividends to holders of the Series C Preferred Stock of $2.1 million in 2017. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

The Series C Preferred Stock was issued on September 14, 2017 for an aggregate public offering price of $175.0 million. Net proceeds of the offering to TCF, after deducting deferred stock issuance costs of $5.7 million, were $169.3 million.

On October 16, 2017, TCF redeemed the 6,900,000 depositary shares, each representing a 1/1000th ownership interest in a share of the 7.50% Series A non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series A Preferred Stock") for $172.5 million using the net proceeds from the offering of its Series C depositary shares and additional cash on hand. Deferred stock issuance costs of $5.8 million originally recorded as a reduction to preferred stock upon the issuance of the Series A Preferred Stock were reclassified to retained earnings and resulted in a non-cash, one-time reduction to net income available to common stockholders utilized in the computation of earnings per common share and diluted earnings per common share for 2017. Dividends were payable on the Series A Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 7.50%. TCF paid cash dividends to holders of the Series A Preferred Stock of $11.3 million in 2017 and $12.9 million in both 2016 and 2015.

Restricted Retained Earnings Retained earnings at TCF Bank at December 31, 2017 included approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could create a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other

Treasury stock and other were as follows:

	At December 31,
(In thousands)	2017	2016
Treasury stock, at cost	$10,265	$1,102
Shares held in trust for deferred compensation plans, at cost	30,532	48,317
Total	$40,797	$49,419

TCF repurchased 446,464 shares of its common stock in 2017 at an average cost of $20.51 per share under its share repurchase program. These shares are recorded as treasury stock. No repurchases of common stock were made in 2016 or 2015. At December 31, 2017, TCF had approximately $140.8 million in aggregate value of shares remaining in its stock repurchase program authorized by TCF's Board of Directors.

The cost of TCF common stock held in trust for TCF's deferred compensation plans, including the Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans, TCF Employees Deferred Stock Compensation Plan and the TCF 401K Supplemental Plan, is reported in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. Upon resignation, death, disability or termination of a deferred compensation plan participant or based on other contractual requirements, the shares held in trust are distributed to the respective plan's participant or beneficiary, as applicable. See Note 17. Stock Compensation and Note 18. Employee Benefit Plans for further information on deferred compensation plans.

Non-controlling Interest in Subsidiaries TCF has a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF's financial statements. Toro's interest is reported as a non-controlling interest within equity.

Warrants At December 31, 2017, TCF had 3,199,988 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Department of the Treasury ("U.S. Treasury")'s secondary public offering of the warrants issued under the Capital Purchase Program ("CPP") in December 2009, the warrants became publicly traded on the New York Stock Exchange and now trade under the symbol "TCFWS". As a result, TCF has no further obligation to the federal government in connection with the CPP.

Note 16.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $529.8 million at December 31, 2017, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

The Basel III capital standard phases in through 2019. Institutions not subject to the advanced approaches requirements were allowed to opt out of including components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF and TCF Bank made the one-time permanent election to not include accumulated other comprehensive income (loss) in regulatory capital. TCF and TCF Bank are subject to a capital conservation buffer. When fully phased-in on January 1, 2019, the Basel III capital standard will require TCF and TCF Bank to maintain a 2.5% capital conservation buffer, designed to absorb losses during periods of economic stress, composed entirely of common equity Tier 1 capital, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios for TCF Bank of (i) a common equity Tier 1 capital ratio of at least 7.0%, (ii) a Tier 1 risk-based capital ratio of at least 8.5% and (iii) a total risk-based capital ratio of at least 10.5%.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At December 31,		At December 31,
(Dollars in thousands)	2017	2016	2017	2016	Well-capitalized Standard	Minimum Capital Requirement(1)
Regulatory Capital:
Common equity Tier 1 capital	$2,242,410	$1,970,323	$2,409,027	$2,144,966
Tier 1 capital	2,522,178	2,248,221	2,426,854	2,162,128
Total capital	2,889,323	2,635,925	2,837,374	2,583,512

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.79%	10.24%	11.59%	11.14%	6.50%	4.50%
Tier 1 risk-based capital ratio	12.14	11.68	11.68	11.23	8.00	6.00
Total risk-based capital ratio	13.90	13.69	13.65	13.42	10.00	8.00
Tier 1 leverage ratio	11.12	10.73	10.70	10.32	5.00	4.00

(1)	Excludes capital conservation buffer of 1.25% and 0.625% as of December 31, 2017 and 2016.

Note 17.  Stock Compensation

TCF maintains four stock compensation plans: (i) The TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan"), (ii) the TCF Financial Incentive Stock Program ("Incentive Stock Program"), (iii) the Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans and (iv) the TCF Employees Deferred Stock Compensation Plan.

Omnibus Incentive Plan and Incentive Stock Program The Omnibus Incentive Plan and the Incentive Stock Program were adopted to enable TCF to attract and retain key personnel. In April 2015, TCF stockholders approved the Omnibus Incentive Plan, which replaced the Incentive Stock Program. At December 31, 2017, there were 1,446,047 and 366,000 shares reserved for issuance under the Omnibus Incentive Plan and Incentive Stock Program, respectively.

At December 31, 2017, there were 350,000 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Service-based restricted stock awards under either the Omnibus Incentive Plan or the Incentive Stock Program vest over periods from one to five years.

Information about restricted stock awards was as follows:

	At or For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Unrecognized stock compensation expense	$17,944	$24,925	$25,919
Weighted-average amortization (years)	1.6	1.6	2.1

At December 31, 2017, there were 360,988 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The performance-based restricted stock units are subject to TCF’s relative total stockholder return for a three-year measurement period, based on award date, as measured against TCF's peer group, which includes publicly-traded banks and thrift institutions with assets between $10 billion and $50 billion as selected by TCF's Compensation Committee. The number of restricted stock units granted was at target and the actual restricted stock units granted will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. None of the performance-based restricted stock units had vested as of December 31, 2017. The remaining weighted-average performance period of the restricted stock units was 1.7 years at December 31, 2017.

Compensation expense for restricted stock awards and restricted stock units was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Compensation expense	$12,687	$8,715	$5,931
Tax benefit recognized for stock compensation expense	5,661	3,103	2,127

In 2008, TCF granted stock options under the Incentive Stock Program. These options generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. No stock options have subsequently been granted under the Incentive Stock Program. TCF also has the ability to grant stock options under the Omnibus Incentive Plan. As of December 31, 2017, no stock options had been granted under the Omnibus Incentive Plan.

The valuation assumptions for stock options granted in 2008 under the Incentive Stock Program were as follows:

Expected volatility			28.5%
Weighted-average volatility			28.5%
Expected dividend yield			3.5%
Expected term (years)	6.25	-	6.75
Risk-free interest rate	2.58%	-	2.91%

TCF's restricted stock award and stock option transactions since December 31, 2014 under the Omnibus Incentive Plan and the Incentive Stock Program were as follows:

	Restricted Stock Awards					Stock Options
	Shares	Grant Date Fair Value Range			Weighted-average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2014	2,858,494	$6.16	-	$16.02	$12.73	1,579,000	2.98	$13.91
Granted	786,933	12.86	-	16.28	14.45	—	—	—
Exercised	—	—	-	—	—	(200,000)	—	12.85
Forfeited/canceled	(156,332)	6.80	-	15.96	13.20	—	—	—
Vested	(216,009)	9.65	-	15.96	13.16	—	—	—
Outstanding at December 31, 2015	3,273,086	6.16	-	16.28	13.09	1,379,000	2.17	14.07
Granted	899,000	9.48	-	13.24	12.13	—	—	—
Exercised	—	—	-	—	—	(857,000)	—	13.04
Forfeited/canceled	(230,486)	6.16	-	15.96	13.59	(118,000)	—	15.75
Vested	(405,425)	9.65	-	15.96	13.10	—	—	—
Outstanding at December 31, 2016	3,536,175	7.73	-	16.28	12.81	404,000	1.06	15.75
Granted	583,388	13.96	-	19.42	16.47	—	—	—
Exercised	—	—	-	—	—	(38,000)	—	15.75
Forfeited/canceled	(577,020)	7.73	-	15.87	11.38	—	—	—
Vested	(902,880)	9.36	-	16.02	13.65	—	—	—
Outstanding at December 31, 2017	2,639,663	7.73	-	19.42	13.65	366,000	0.06	15.75
Exercisable at December 31, 2017	N.A.				N.A.	366,000		15.75
N.A. Not Applicable.

Executive, Senior Officer, Winthrop and Directors Deferred Compensation Plans TCF maintains the aforementioned deferred compensation plans, which previously allowed both eligible employees and non-employee directors to defer a portion of certain payments, and, in some cases, grants of restricted stock. In October 2008, TCF terminated the employee plans and only the Directors plan remains active, which allows non-employee directors to defer up to 100% of their director fees and restricted stock awards. The amounts deferred under these plans are invested in TCF common stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2017, the fair value of the assets in these plans totaled $15.7 million and included $12.0 million invested in TCF common stock, compared with a total fair value of $14.0 million, including $10.5 million invested in TCF common stock at December 31, 2016. The plans' assets invested in TCF common stock are held in trust and are included in treasury stock and other. See Note 15. Equity for further information on treasury stock and other.

TCF Employees Deferred Stock Compensation Plan The TCF Employees Deferred Stock Compensation Plan is comprised of restricted stock awards issued to certain executives. The assets of this plan are solely held in TCF common stock with a fair value of $9.6 million and $35.6 million at December 31, 2017 and 2016, respectively. The plan's assets invested in TCF common stock are held in trust and are included in treasury stock and other. See Note 15. Equity for further information on treasury stock and other.

Upon resignation, death, disability or termination of a deferred compensation plan participant or based on other contractual requirements, the plan participant's assets are distributed.

Note 18.  Employee Benefit Plans

TCF maintains four employee benefit plans: (i) the TCF 401K Plan (the "401K"), (ii) the TCF 401K Supplemental Plan (the "SERP"), (iii) the TCF Cash Balance Pension Plan (the "Pension Plan") and (iv) the Postretirement Plan.

TCF 401K Plan The 401K, a qualified 401(k) and employee stock ownership plan, allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). Effective January 1, 2018, participants could make contributions of up to 50% of their covered compensation on a tax-deferred and/or after-tax basis, subject to the annual covered compensation limitation imposed by the IRS. TCF matches the contributions of all participants with TCF common stock at the rate of $1 per dollar for employees with one or more years of service up to a maximum company contribution of 5.0% of the employee's covered compensation subject to the annual covered compensation limitation imposed by the IRS. Employee contributions and matching contributions vest immediately.

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

Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2017, the fair value of the assets in the 401K totaled $346.8 million and included $164.9 million invested in TCF common stock. Dividends on TCF common shares held in the 401K reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Company's matching contributions are expensed when earned. TCF's contributions to the 401K were $12.3 million, $12.6 million and $10.6 million in 2017, 2016 and 2015, respectively.

TCF 401K Supplemental Plan The SERP, a non-qualified plan, allows certain employees to contribute up to 50% of their salary and bonus. TCF matching contributions to this plan totaled $1.2 million, $1.7 million and $1.0 million in 2017, 2016 and 2015, respectively. The Company made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under this plan are invested in TCF common stock or mutual funds. At December 31, 2017, the fair value of the assets in the plan totaled $52.7 million and included $26.0 million invested in TCF common stock, compared with a total fair value of $48.2 million, including $27.9 million invested in TCF common stock at December 31, 2016. The plan's assets invested in TCF common stock are held in trust and included in treasury stock and other. See Note 15. Equity for further information on treasury stock and other.

TCF Cash Balance Pension Plan The Pension Plan is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligible service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants' accounts are distributed from the Pension Plan. Each month TCF credits participants' accounts with interest on their account balance based on the five-year U.S. Treasury rate plus 25 basis points rounded to the nearest quarter point determined at the beginning of each year. All participant accounts are vested.

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

Postretirement Plan TCF provides health care benefits for eligible retired employees. Effective January 1, 2000, TCF modified the Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the Company subsidy. The Postretirement Plan provisions for full-time and retired employees then eligible for these benefits were not changed. Employees retiring after December 31, 2009 are no longer eligible to participate in the Postretirement Plan. The Postretirement Plan is not funded.

The information set forth in the following tables is based on current actuarial reports using the measurement date of December 31 for TCF's Pension Plan and Postretirement Plan.

The funded statuses of the Pension Plan and the Postretirement Plan were as follows:

	Pension Plan		Postretirement Plan
	Year Ended December 31,
(In thousands)	2017	2016	2017	2016
Change in projected benefit obligation:
Benefit obligation, beginning of period	$33,174	$35,953	$4,164	$4,570
Interest cost on projected benefit obligation	1,138	1,281	133	151
Actuarial (gain) loss	765	(625)	(248)	(211)
Benefits paid	(3,688)	(3,435)	(332)	(346)
Projected benefit obligation, end of period	31,389	33,174	3,717	4,164
Change in fair value of plan assets:
Fair value of plan assets, beginning of period	39,377	40,914	—	—
Actual gain (loss) on plan assets	1,174	1,898	—	—
Benefits paid	(3,688)	(3,435)	(332)	(346)
TCF contributions	—	—	332	346
Fair value of plan assets, end of period	36,863	39,377	—	—
Funded status of plans, end of period	$5,474	$6,203	$(3,717)	$(4,164)
Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost, end of period	$5,474	$6,203	$(3,717)	$(4,164)
Prior service cost included in accumulated other comprehensive income (loss)	—	—	(193)	(239)
Total recognized asset (liability)	$5,474	$6,203	$(3,910)	$(4,403)

The accumulated benefit obligation for the Pension Plan was $31.4 million and $33.2 million at December 31, 2017 and 2016, respectively.

TCF's Pension Plan investment policy permits investments in cash, money market mutual funds, direct fixed income securities to include U.S. Treasury securities, U.S. Government-sponsored enterprises and indirect fixed income investment securities made in fund form (mutual fund or institutional fund) where the fund invests in fixed income securities in investment grade corporate credits, non-investment grade floating-rate bank loans and non-investment grade bonds. The fair value of Level 1 assets are based on prices obtained from independent pricing sources for the same assets traded in active markets. The fair value of the mortgage-backed securities categorized as Level 2 assets are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets. There were no assets that are valued on a recurring basis as Level 3 assets.

The balances of TCF's Pension Plan investments measured at fair value on a recurring basis were as follows:

	Pension Plan
	Year Ended December 31,
(In thousands)	2017	2016
Level 1:
Fixed income mutual funds	$26,473	$26,121
Money market mutual funds	705	2,430
Cash	63	65
Level 2:
Mortgage-backed securities	4,613	5,766
Pension plan investments not classified in fair value hierarchy:
Collective investment fund	4,995	4,989
Total Pension Plan assets held in trust	$36,849	$39,371

The changes recognized in accumulated other comprehensive income (loss) attributable to the Postretirement Plan were as follows:

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2017	2016	2015
Accumulated other comprehensive income (loss) before tax, beginning of period	$(239)	$(285)	$(331)
Amortization of prior service credit (recognized in net periodic benefit cost)	46	46	46
Accumulated other comprehensive income (loss) before tax, end of period	$(193)	$(239)	$(285)

The Pension Plan does not have any accumulated other comprehensive income (loss).

The net periodic benefit plan (income) cost included in compensation and employee benefits expense for the Pension Plan and the Postretirement Plan were as follows:

	Pension Plan
	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest cost	$1,138	$1,281	$1,216
Return on plan assets	(1,174)	(1,898)	447
Recognized actuarial (gain) loss	765	(625)	(1,436)
Net periodic benefit plan (income) cost	$729	$(1,242)	$227

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest cost	$133	$151	$154
Recognized actuarial (gain) loss	(248)	(211)	(173)
Amortization of prior service cost	(46)	(46)	(46)
Net periodic benefit plan (income) cost	$(161)	$(106)	$(65)

Pension Plan actual return on plan assets, net of administrative expenses was 3.2% and 4.9% in 2017 and 2016, respectively, and a loss of 1.0% in 2015.

The assumptions used to determine the estimated net benefit plan costs for the Pension Plan and Postretirement Plan were as follows:

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.60%	3.75%	3.25%	3.40%	3.50%	3.25%
Expected long-term rate of return on plan assets	1.50	1.50	1.50	N.A.	N.A.	N.A.
N.A. Not Applicable.

Prior service credits of TCF's Postretirement Plan of $46 thousand were included within accumulated other comprehensive income (loss) at December 31, 2017 and are expected to be recognized as components of net periodic benefit cost during 2018.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year expected average return of the index consistent with the Pension Plan's current investment strategy was 2.0%, net of administrative expenses. A 1.0% difference in the expected return on plan assets would result in a $0.4 million change in net periodic pension expense.

The assumptions used to determine the estimated benefit plan obligation for the Pension Plan and Postretirement Plan were as follows:

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Discount rate	3.30%	3.60%	3.15%	3.40%
Health care cost trend rate assumed for next year	N.A.	N.A.	5.7	5.8
Final health care cost trend rate	N.A.	N.A.	4.5	4.5
Year that final health care trend rate is reached	N.A.	N.A.	2038	2038
N.A. Not Applicable.
The discount rates used to determine the estimated benefit plan obligation were determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by either Moody's or Standard and Poor's. Bonds containing call or put provisions were excluded. The average estimated duration of benefit cash flows for TCF's Pension Plan and Postretirement Plan varied between 6.5 and 6.9 years.

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1.0% change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost components	$5	$(5)
Effect on postretirement benefit obligations	119	(161)
For 2017, TCF is eligible to contribute up to $11.0 million to the Pension Plan until the 2017 federal income tax return extended due date under various IRS funding methods. During 2017, 2016 and 2015, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2018. TCF contributed$0.3 million, $0.3 million and $0.4 million to the Postretirement Plan in 2017, 2016 and 2015, respectively. TCF expects to contribute $0.5 million to the Postretirement Plan in 2018. TCF currently has no plans to pre-fund the Postretirement Plan in 2018.

The expected future benefit payments used to determine projected benefit obligations were as follows:

(In thousands)	Pension Plan	Postretirement Plan
2018	$3,200	$454
2019	3,342	428
2020	2,842	402
2021	2,405	376
2022	2,377	351
2023 - 2027	9,844	1,387

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

Financial instruments with off-balance sheet risk were as follows:

	At December 31,
(In thousands)	2017	2016
Commitments to extend credit:
Consumer real estate and other	$1,484,065	$1,425,585
Commercial	1,033,973	898,809
Leasing and equipment finance	126,249	125,648
Total commitments to extend credit	2,644,287	2,450,042
Standby letters of credit and guarantees on industrial revenue bonds	12,992	8,782
Total	$2,657,279	$2,458,824

Commitments to Extend Credit Commitments to extend credit are agreements to lend provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a certain amount of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral to secure any funding of these commitments predominantly consists of residential and commercial real estate mortgages.

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2021. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 20.  Derivative Instruments

Derivative instruments were as follows:

	At December 31, 2017
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$405	$(405)	$—
Derivatives not designated as hedges:
Interest rate contracts	169,377	1,392	(52)	1,340
Interest rate lock commitments	17,974	223	—	223
Total derivative assets		$2,020	$(457)	$1,563
Derivative Liabilities:
Derivatives designated as hedges:
Forward foreign exchange contracts	$77,879	$1,744	$(1,744)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	330,928	4,619	(4,282)	337
Interest rate contracts	423,006	1,688	(457)	1,231
Other contracts	13,804	615	(615)	—
Interest rate lock commitments	41	—	—	—
Total derivative liabilities		$8,666	$(7,098)	$1,568

	At December 31, 2016
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedges:
Forward foreign exchange contracts	$61,760	$1,082	$—	$1,082
Derivatives not designated as hedges:
Forward foreign exchange contracts	250,018	2,995	(1,439)	1,556
Interest rate contracts	149,499	1,925	(633)	1,292
Interest rate lock commitments	27,954	318	—	318
Total derivative assets		$6,320	$(2,072)	$4,248
Derivative Liabilities:
Derivatives designated as hedges:
Interest rate contracts	$150,000	$1,320	$(1,320)	$—
Derivatives not designated as hedges:
Forward foreign exchange contracts	115,336	469	(445)	24
Interest rate contracts	149,499	1,936	(1,332)	604
Other contracts	13,804	619	(619)	—
Interest rate lock commitments	2,947	21	—	21
Total derivative liabilities		$4,365	$(3,716)	$649

The pre-tax impact of derivative activity within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income was as follows:

		Year Ended December 31,
(In thousands)	Income Statement Location	2017	2016	2015
Consolidated Statements of Income
Fair value hedges:
Interest rate contracts	Other non-interest income	$(609)	$(1,178)	$(142)
Non-derivative hedged items	Other non-interest income	808	1,140	209
Not designated as hedges:
Forward foreign exchange contracts	Other non-interest expense	(15,748)	(13,689)	74,292
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	(73)	(419)	431
Interest rate contracts	Other non-interest income	(268)	71	4
Other contracts	Other non-interest expense	(311)	(629)	—
Net gain (loss) recognized		$(16,201)	$(14,704)	$74,794
Consolidated Statements of Comprehensive Income
Net investment hedges:
Forward foreign exchange contracts	Other comprehensive income (loss)	$(4,430)	$(1,213)	$7,613
Net unrealized gain (loss)		$(4,430)	$(1,213)	$7,613

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

At December 31, 2017 and 2016, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $39.8 million and $78.1 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.8 million and $1.6 million in additional collateral at December 31, 2017 and 2016, respectively. There were $0.4 million of forward foreign exchange contracts containing credit risk-related features in a net liability position at December 31, 2017 and none at December 31, 2016.

At December 31, 2017, TCF had posted $7.6 million, $7.5 million and $1.4 million of cash collateral related to its interest rate contracts, forward foreign exchange contracts and other contracts, respectively.

Note 21.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, certain loans held for sale, interest-only strips, forward foreign exchange contracts, interest rate contracts, interest rate lock commitments, forward loan sales commitments, assets and liabilities held in trust for deferred compensation plans and other contracts are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain securities held to maturity, loans, goodwill, other intangible assets, other real estate owned, repossessed and returned assets and the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Derivative Instruments

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

Interest Rate Contracts TCF executes interest rate contracts with commercial banking customers to facilitate their respective risk management strategies. Certain of these interest rate contracts are simultaneously hedged by offsetting interest rate contracts TCF executes with a third party, minimizing TCF's net interest rate risk exposure resulting from such transactions. TCF also has an interest rate swap agreement to convert its $150.0 million of fixed-rate subordinated notes to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these interest rate contracts, categorized as Level 2, is determined using a cash flow model which considers the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

Interest Rate Lock Commitments TCF's interest rate lock commitments are derivative instruments that are recorded at fair value using an internal valuation model that utilizes estimated rates of successful loan closings and quoted investor prices. While this model uses both Level 2 and 3 inputs, TCF has determined that the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

Other Contracts TCF has a swap agreement related to the sale of TCF's Visa Class B stock, categorized as Level 3. The fair value of the swap agreement is based on TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Forward Loan Sales Commitments TCF enters into forward loan sales commitments to sell certain consumer real estate loans. The resulting loans held for sale are also recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and 3 inputs, TCF has determined that the inputs significant in the valuation of these commitments fall within Level 3 and therefore they are categorized as Level 3.

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

Assets and Liabilities Held in Trust for Deferred Compensation Plans Assets held in trust for deferred compensation plans include investments in publicly traded securities, excluding TCF common stock reported in treasury stock and other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based on prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$894,685	$—	$894,685
Other	—	—	6	6
Obligations of states and political subdivisions	—	814,327	—	814,327
Loans held for sale	—	—	3,356	3,356
Interest-only strips	—	—	21,386	21,386
Interest rate contracts(1)	—	1,797	—	1,797
Interest rate lock commitments(1)	—	—	223	223
Forward loan sales commitments	—	—	68	68
Assets held in trust for deferred compensation plans	29,962	—	—	29,962
Total assets	$29,962	$1,710,809	$25,039	$1,765,810
Forward foreign exchange contracts(1)	$—	$6,363	$—	$6,363
Interest rate contracts(1)	—	1,688	—	1,688
Other contracts(1)	—	—	615	615
Forward loan sales commitments	—	—	5	5
Liabilities held in trust for deferred compensation plans	29,962	—	—	29,962
Total liabilities	$29,962	$8,051	$620	$38,633
Non-recurring Fair Value Measurements:
Loans	$—	$—	$72,287	$72,287
Other real estate owned:
Consumer	—	—	13,951	13,951
Commercial	—	—	85	85
Repossessed and returned assets	—	3,669	4,388	8,057
Total non-recurring fair value measurements	$—	$3,669	$90,711	$94,380

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$810,891	$—	$810,891
Other	—	—	18	18
Obligations of states and political subdivisions	—	612,526	—	612,526
Loans held for sale	—	—	6,498	6,498
Interest-only strips	—	—	40,152	40,152
Forward foreign exchange contracts(1)	—	4,077	—	4,077
Interest rate contracts(1)	—	1,925	—	1,925
Interest rate lock commitments(1)	—	—	318	318
Forward loan sales commitments	—	—	374	374
Assets held in trust for deferred compensation plans	23,363	—	—	23,363
Total assets	$23,363	$1,429,419	$47,360	$1,500,142
Forward foreign exchange contracts(1)	$—	$469	$—	$469
Interest rate contracts(1)	—	3,256	—	3,256
Interest rate lock commitments(1)	—	—	21	21
Other contracts(1)	—	—	619	619
Forward loan sales commitments	—	—	13	13
Liabilities held in trust for deferred compensation plans	23,363	—	—	23,363
Total liabilities	$23,363	$3,725	$653	$27,741
Non-recurring Fair Value Measurements:
Securities held to maturity	$—	$—	$2,400	$2,400
Loans	—	—	113,954	113,954
Other real estate owned:
Consumer	—	—	25,751	25,751
Commercial	—	—	3,874	3,874
Repossessed and returned assets	—	2,767	2,800	5,567
Total non-recurring fair value measurements	$—	$2,767	$148,779	$151,546

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in 2017, 2016 or 2015.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Other Contracts	Forward Loan Sales Commitments
Asset (liability) balance, December 31, 2014	$55	$3,308	$69,789	$285	$(621)	$(23)
Total net gains (losses) included in:
Net income	—	(68)	6,960	431	—	288
Sales	—	(289,751)	—	—	—	—
Originations	—	297,079	7,495	—	—	—
Principal paydowns / settlements	(21)	—	(39,912)	—	316	—
Asset (liability) balance, December 31, 2015	34	10,568	44,332	716	(305)	265
Total net gains (losses) included in:
Net income	—	(48)	2,980	(419)	(629)	96
Other comprehensive income (loss)	—	—	159	—	—	—
Sales	—	(343,949)	—	—	—	—
Originations	—	339,930	22,620	—	—	—
Principal paydowns / settlements	(16)	(3)	(29,939)	—	315	—
Asset (liability) balance, December 31, 2016	18	6,498	40,152	297	(619)	361
Total net gains (losses) included in:
Net income	—	129	3,939	(74)	(310)	(298)
Other comprehensive income (loss)	—	—	(452)	—	—	—
Sales	—	(215,381)	—	—	—	—
Originations	—	212,509	3,377	—	—	—
Principal paydowns / settlements	(12)	(399)	(25,630)	—	314	—
Asset (liability) balance, December 31, 2017	$6	$3,356	$21,386	$223	$(615)	$63

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

	At December 31,
(In thousands)	2017	2016
Fair value carrying amount	$3,356	$6,498
Aggregate unpaid principal amount	3,268	6,563
Fair value carrying amount less aggregate unpaid principal	$88	$(65)

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at December 31, 2017 or 2016. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $4.9 million, $7.6 million and $6.3 million for 2017, 2016 and 2015, respectively, and are included in gains on sales of consumer real estate loans, net. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in gains on sales of consumer real estate loans, net.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2017 and 2016, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis, were as follows. This information represents only a portion of TCF's balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment, and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$82,644	$—	$82,644	$—	$82,644
Securities held to maturity	161,576	—	162,826	2,800	165,626
Loans held for sale	134,752	—	—	139,458	139,458
Loans:
Consumer real estate	4,819,696	—	—	4,916,475	4,916,475
Commercial real estate	2,751,285	—	—	2,710,237	2,710,237
Commercial business	809,908	—	—	776,989	776,989
Equipment finance	2,300,479	—	—	2,260,692	2,260,692
Inventory finance	2,739,754	—	—	2,723,045	2,723,045
Auto finance	3,199,639	—	—	3,197,794	3,197,794
Other	22,517	—	—	21,129	21,129
Allowance for loan losses(1)	(171,041)	—	—	—	—
Securitization receivable(2)	19,179	—	—	18,595	18,595
Total financial instrument assets	$16,870,388	$—	$245,470	$16,767,214	$17,012,684
Financial instrument liabilities:
Deposits	$18,335,002	$13,352,731	$5,023,526	$—	$18,376,257
Long-term borrowings	1,249,449	—	1,255,333	—	1,255,333
Total financial instrument liabilities	$19,584,451	$13,352,731	$6,278,859	$—	$19,631,590
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$19,423	$—	$19,423	$—	$19,423
Standby letters of credit	(83)	—	(83)	—	(83)
Total financial instruments with off-balance sheet risk	$19,340	$—	$19,340	$—	$19,340

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2016
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$74,714	$—	$74,714	$—	$74,714
Securities held to maturity	181,314	—	181,146	2,800	183,946
Loans held for sale	268,832	—	—	282,786	282,786
Loans:
Consumer real estate	5,084,352	—	—	5,165,062	5,165,062
Commercial real estate	2,634,191	—	—	2,583,775	2,583,775
Commercial business	652,287	—	—	631,215	631,215
Equipment finance	2,016,732	—	—	1,983,237	1,983,237
Inventory finance	2,470,175	—	—	2,453,184	2,453,184
Auto finance	2,647,741	—	—	2,656,266	2,656,266
Other	18,771	—	—	17,780	17,780
Allowance for loan losses(1)	(160,269)	—	—	—	—
Securitization receivable(2)	18,835	—	—	18,835	18,835
Total financial instrument assets	$15,907,675	$—	$255,860	$15,794,940	$16,050,800
Financial instrument liabilities:
Deposits	$17,242,522	$13,150,099	$4,112,685	$—	$17,262,784
Long-term borrowings	1,073,181	—	1,073,875	2,764	1,076,639
Total financial instrument liabilities	$18,315,703	$13,150,099	$5,186,560	$2,764	$18,339,423
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$21,681	$—	$21,681	$—	$21,681
Standby letters of credit	(29)	—	(29)	—	(29)
Total financial instruments with off-balance sheet risk	$21,652	$—	$21,652	$—	$21,652

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 22.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2017	2016	2015
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$268,637	$212,124	$197,123
Preferred stock dividends	19,904	19,388	19,388
Impact of preferred stock redemption(1)	5,779	—	—
Net income available to common stockholders	242,954	192,736	177,735
Earnings allocated to participating securities	42	49	45
Earnings allocated to common stock	$242,912	$192,687	$177,690
Weighted-average common shares outstanding for basic earnings per common share	168,679,501	167,219,964	165,696,678
Basic earnings per common share	$1.44	$1.15	$1.07

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$242,912	$192,687	$177,690
Weighted-average common shares outstanding used in basic earnings per common share calculation	168,679,501	167,219,964	165,696,678
Net dilutive effect of:
Non-participating restricted stock	353,610	505,162	335,193
Stock options	28,625	82,325	210,049
Warrants	27,508	—	—
Weighted-average common shares outstanding for diluted earnings per common share	169,089,244	167,807,451	166,241,920
Diluted earnings per common share	$1.44	$1.15	$1.07

(1)
Represents the amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the Series A Preferred Stock that were reclassified to retained earnings during 2017 as the Company redeemed all outstanding Series A Preferred Stock.

For 2017, there were 0.8 million of outstanding shares related to non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive. For 2016 and 2015, there were 4.7 million and 4.5 million, respectively, of outstanding shares related to warrants and non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Note 23. Other Non-interest Expense

Other non-interest expense was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Goodwill impairment	$73,041	$—	$—
Professional fees	33,070	19,335	19,615
Advertising and marketing	26,927	22,264	22,782
Severance	22,299	5,280	4,942
Loan and lease processing	22,149	26,193	24,641
Outside processing	20,473	15,313	14,332
Card processing and issuance costs	18,325	15,856	16,591
FDIC insurance	16,049	15,912	20,262
Other	113,123	111,267	106,090
Total other non-interest expense	$345,456	$231,420	$229,255

Note 24. Business Segments

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial lending, leasing and equipment finance, and inventory finance. Enterprise Services is comprised of (i) corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, legal and human capital management, that provide services to the operating segments; (iii) the Holding Company and (iv) eliminations.

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable business segments follow GAAP as described in Note 1. Basis of Presentation, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Year Ended December 31, 2017:
Net interest income (expense)	$574,610	$359,281	$(8,653)	$925,238
Provision for credit losses	48,227	20,216	—	68,443
Non-interest income	289,995	157,985	319	448,299
Non-interest expense	743,729	277,431	38,774	1,059,934
Income tax expense (benefit)	49,513	(68,883)	(14,254)	(33,624)
Income (loss) after income tax expense (benefit)	23,136	288,502	(32,854)	278,784
Income attributable to non-controlling interest	—	10,147	—	10,147
Preferred stock dividends	—	—	19,904	19,904
Impact of preferred stock redemption	—	—	5,779	5,779
Net income (loss) available to common stockholders	$23,136	$278,355	$(58,537)	$242,954
Total assets	$8,894,798	$11,571,587	$2,535,774	$23,002,159
Revenues from external customers:
Interest income	$456,325	$520,801	$41,931	$1,019,057
Non-interest income	289,995	157,985	319	448,299
Total	$746,320	$678,786	$42,250	$1,467,356
At or For the Year Ended December 31, 2016:
Net interest income (expense)	$559,851	$343,653	$(55,398)	$848,106
Provision for credit losses	50,819	15,055	—	65,874
Non-interest income	336,991	128,881	28	465,900
Non-interest expense	652,460	247,115	10,312	909,887
Income tax expense (benefit)	69,523	70,805	(23,800)	116,528
Income (loss) after income tax expense (benefit)	124,040	139,559	(41,882)	221,717
Income attributable to non-controlling interest	—	9,593	—	9,593
Preferred stock dividends	—	—	19,388	19,388
Net income (loss) available to common stockholders	$124,040	$129,966	$(61,270)	$192,736
Total assets	$8,885,412	$10,391,305	$2,164,609	$21,441,326
Revenues from external customers:
Interest income	$443,959	$452,882	$33,889	$930,730
Non-interest income	336,991	128,881	28	465,900
Total	$780,950	$581,763	$33,917	$1,396,630
At or For the Year Ended December 31, 2015:
Net interest income (expense)	$536,714	$339,934	$(56,260)	$820,388
Provision for credit losses	44,328	8,616	—	52,944
Non-interest income	320,399	119,779	1,820	441,998
Non-interest expense	645,939	244,921	3,887	894,747
Income tax expense (benefit)	61,384	70,127	(22,639)	108,872
Income (loss) after income tax expense (benefit)	105,462	136,049	(35,688)	205,823
Income attributable to non-controlling interest	—	8,700	—	8,700
Preferred stock dividends	—	—	19,388	19,388
Net income (loss) available to common stockholders	$105,462	$127,349	$(55,076)	$177,735
Total assets	$9,169,093	$9,569,760	$1,950,756	$20,689,609
Revenues from external customers:
Interest income	$434,674	$431,764	$25,492	$891,930
Non-interest income	320,399	119,779	1,820	441,998
Total	$755,073	$551,543	$27,312	$1,333,928

Note 25.  Parent Company Financial Information

TCF Financial's (parent company only) condensed statements of financial condition, income and cash flows were as follows:

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2017	2016
Assets:
Cash and due from banks	$80,471	$69,711
Investment in bank subsidiary	2,563,552	2,338,885
Accounts receivable from bank subsidiary	22,015	19,967
Other assets	5,739	9,476
Total assets	$2,671,777	$2,438,039
Liabilities and Equity:
Accrued expenses and other liabilities	$9,020	$10,556
Total liabilities	9,020	10,556
Equity	2,662,757	2,427,483
Total liabilities and equity	$2,671,777	$2,438,039
Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest income	$183	$155	$306
Non-interest income:
Dividends from TCF Bank	65,000	63,000	25,000
Affiliate service fees	15,660	17,657	17,281
Other	13	5	1,733
Total non-interest income	80,673	80,662	44,014
Non-interest expense:
Compensation and employee benefits	17,801	17,578	13,905
Occupancy and equipment	275	370	342
Other	1,785	3,545	5,344
Total non-interest expense	19,861	21,493	19,591
Income before income tax benefit and equity in undistributed earnings of bank subsidiary	60,995	59,324	24,729
Income tax benefit	1,575	1,010	435
Income before equity in undistributed earnings of bank subsidiary	62,570	60,334	25,164
Equity in undistributed earnings of bank subsidiary	206,067	151,790	171,959
Net income	268,637	212,124	197,123
Preferred stock dividends	19,904	19,388	19,388
Impact of preferred stock redemption	5,779	—	—
Net income available to common stockholders	$242,954	$192,736	$177,735

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$268,637	$212,124	$197,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of bank subsidiary	(206,067)	(151,790)	(171,959)
Depreciation and amortization	9,110	4,734	2,147
Provision (benefit) for deferred income taxes	4,690	(592)	1,595
Gains on sales of assets, net	—	—	(50)
Net change in accounts receivable from bank subsidiary, other assets and accrued expenses and other liabilities	(5,902)	589	(2,434)
Net cash provided by (used in) operating activities	70,468	65,065	26,422
Cash flows from investing activities:
Purchases of premises and equipment	(23)	(69)	(65)
Proceeds from sales of premises and equipment	—	22	92
Net cash provided by (used in) investing activities	(23)	(47)	27
Cash flows from financing activities:
Net proceeds from public offering of Series C preferred stock	169,302	—	—
Redemption of Series A preferred stock	(172,500)	—	—
Repurchases of common stock	(9,163)	—	—
Common shares sold to TCF employee benefit plans	23,254	5,838	24,835
Dividends paid on preferred stock	(19,904)	(19,388)	(19,388)
Dividends paid on common stock	(50,617)	(50,182)	(37,302)
Stock compensation tax (expense) benefit	—	(377)	558
Exercise of stock options	(57)	(701)	2,570
Net cash provided by (used in) financing activities	(59,685)	(64,810)	(28,727)
Net change in cash and due from banks	10,760	208	(2,278)
Cash and due from banks at beginning of period	69,711	69,503	71,781
Cash and due from banks at end of period	$80,471	$69,711	$69,503

TCF Financial's operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF Financial's cash flow and ability to make dividend payments to its preferred and common stockholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2017, TCF Bank could pay a total of approximately $529.8 million in dividends to TCF Financial without prior regulatory approval.

Note 26.  Litigation Contingencies

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau ("CFPB") and TCF's federal regulators may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to continue to vigorously defend against the CFPB's allegations. TCF has not accrued any amounts with respect to this matter because (i) TCF does not believe a loss is probable, (ii) TCF believes the Company has meritorious defenses to the claims made and (iii) the damages sought are unspecified and uncertain. Therefore, TCF is currently unable to reasonably estimate a range of potential loss, if any, relating to this matter. There is no assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Note 27.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$24,244	$(8,857)	$15,387
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	208	859	1,067
Net unrealized gains (losses)	24,452	(7,998)	16,454
Net unrealized gains (losses) on net investment hedges	(4,430)	1,684	(2,746)
Foreign currency translation adjustment(1)	4,921	—	4,921
Recognized postretirement prior service cost:
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(46)	17	(29)
Total other comprehensive income (loss)	$24,897	$(6,297)	$18,600
Year Ended December 31, 2016:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$(32,408)	$12,323	$(20,085)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	1,913	(722)	1,191
Net unrealized gains (losses)	(30,495)	11,601	(18,894)
Net unrealized gains (losses) on net investment hedges	(1,213)	457	(756)
Foreign currency translation adjustment(1)	1,300	—	1,300
Recognized postretirement prior service cost:
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(46)	17	(29)
Total other comprehensive income (loss)	$(30,454)	$12,075	$(18,379)
Year Ended December 31, 2015:
Net unrealized gains (losses) on securities available for sale and interest-only strips:
Unrealized gains (losses) arising during the period	$(2,523)	$955	$(1,568)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	1,159	(407)	752
Net unrealized gains (losses)	(1,364)	548	(816)
Net unrealized gains (losses) on net investment hedges	7,613	(2,900)	4,713
Foreign currency translation adjustment(1)	(8,304)	—	(8,304)
Recognized postretirement prior service cost:
Reclassification of net (gains) losses from accumulated other comprehensive income (loss)	(46)	17	(29)
Total other comprehensive income (loss)	$(2,101)	$(2,335)	$(4,436)

(1)	Foreign investments are deemed to be permanent in nature and therefore TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses to net income for securities available for sale and interest-only strips were recorded in the Consolidated Statements of Income in interest income for those securities that were previously transferred to held to maturity, in gains (losses) on securities, net for sales of securities and in other non-interest expense for interest-only strips. These reclassifications to net income are included in the table above in the line called Reclassification of net (gains) losses from accumulated other comprehensive income (loss). During 2014, TCF transferred $191.7 million of available for sale mortgage-backed securities to held to maturity. At December 31, 2017 and 2016, the unrealized holding loss on the transferred securities retained in accumulated other comprehensive income (loss) totaled $12.1 million and $13.0 million, respectively. These amounts are amortized over the remaining lives of the transferred securities. See Note 18. Employee Benefit Plans, for further information regarding TCF's recognized postretirement prior service cost. The tax effect of these reclassifications was recorded in income tax expense in the Consolidated Statements of Income.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Securities Available for Sale and Interest-only Strips	Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Year Ended December 31, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	15,387	(2,746)	4,921	—	17,562
Amounts reclassified from accumulated other comprehensive income (loss)	1,067	—	—	(29)	1,038
Net other comprehensive income (loss)	16,454	(2,746)	4,921	(29)	18,600
Adoption impact of ASU 2018-02	(4,206)	789	—	25	(3,392)
Balance, end of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
At or For the Year Ended December 31, 2016:
Balance, beginning of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)
Other comprehensive income (loss)	(20,085)	(756)	1,300	—	(19,541)
Amounts reclassified from accumulated other comprehensive income (loss)	1,191	—	—	(29)	1,162
Net other comprehensive income (loss)	(18,894)	(756)	1,300	(29)	(18,379)
Balance, end of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
At or For the Year Ended December 31, 2015:
Balance, beginning of period	$(8,891)	$2,536	$(4,760)	$205	$(10,910)
Other comprehensive income (loss)	(1,568)	4,713	(8,304)	—	(5,159)
Amounts reclassified from accumulated other comprehensive income (loss)	752	—	—	(29)	723
Net other comprehensive income (loss)	(816)	4,713	(8,304)	(29)	(4,436)
Balance, end of period	$(9,707)	$7,249	$(13,064)	$176	$(15,346)

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
(In thousands, except per-share data)	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Net interest income	$241,860	$234,103	$227,161	$222,114	$211,446	$212,018	$212,984	$211,658
Provision for credit losses	22,259	14,545	19,446	12,193	19,888	13,894	13,250	18,842
Net interest income after provision for credit losses	219,601	219,558	207,715	209,921	191,558	198,124	199,734	192,816
Non-interest income	120,892	109,230	114,663	103,514	115,668	119,674	117,956	112,602
Non-interest expense	347,806	235,035	233,087	244,006	225,359	228,878	227,316	228,334
Income (loss) before income tax expense (benefit)	(7,313)	93,753	89,291	69,429	81,867	88,920	90,374	77,084
Income tax expense (benefit)	(110,965)	30,704	25,794	20,843	29,762	30,257	29,706	26,803
Income after income tax expense (benefit)	103,652	63,049	63,497	48,586	52,105	58,663	60,668	50,281
Income attributable to non-controlling interest	2,253	2,521	3,065	2,308	2,013	2,371	2,974	2,235
Net income attributable to TCF Financial Corporation	101,399	60,528	60,432	46,278	50,092	56,292	57,694	48,046
Preferred stock dividends	3,746	6,464	4,847	4,847	4,847	4,847	4,847	4,847
Impact of preferred stock redemption	—	5,779	—	—	—	—	—	—
Net income available to common stockholders	$97,653	$48,285	$55,585	$41,431	$45,245	$51,445	$52,847	$43,199
Earnings per common share:
Basic	$0.58	$0.29	$0.33	$0.25	$0.27	$0.31	$0.32	$0.26
Diluted	$0.57	$0.29	$0.33	$0.25	$0.27	$0.31	$0.31	$0.26

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TCF Financial Corporation (the "Company"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TCF Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited TCF Financial Corporation's and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Minneapolis, Minnesota
February 23, 2018

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on April 25, 2018 (the "2018 Proxy") and is incorporated herein by reference: Election of Directors; Background of Executive Officers Who Are Not Directors; and Section 16(a) Beneficial Ownership Reporting Compliance.

Information regarding procedures for nominations of directors is set forth in the following sections of TCF's 2018 Proxy and is incorporated herein by reference: Corporate Governance - Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding TCF's Audit Committee, its members and financial experts is set forth in the following sections of TCF's 2018 Proxy and is incorporated herein by reference: Election of Directors - Background of the Nominees; Corporate Governance - Board Committees, Committee Memberships, and Meetings in 2017; and Corporate Governance - Audit Committee.

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

The Board has determined that all members of the Audit Committee, including Karen L. Grandstrand, George G. Johnson, Richard H. King, Vance K. Opperman, Roger J. Sit, Julie H. Sullivan and Richard A. Zona, are independent and that Directors Johnson, Opperman, Sit, Sullivan and Zona each meet the requirements of audit committee financial experts. Additional information regarding Ms. Grandstrand, Mr. Johnson, Mr. King, Mr. Opperman, Mr. Sit, Dr. Sullivan and Mr. Zona and the other directors is set forth in the section Election of Directors - Background of the Nominees in TCF's 2018 Proxy and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF's 2018 Proxy and is incorporated herein by reference: Corporate Governance - Compensation, Nominating, and Corporate Governance Committee - Compensation Committee Interlocks and Insider Participation; Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; and Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF's common stock by TCF's directors, executive officers and certain other stockholders and shares authorized under equity compensation plans is set forth in the following sections of TCF's 2018 Proxy and is incorporated herein by reference: Equity Compensation Plans Approved by Stockholders; and Ownership of TCF Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and certain related persons is set forth in the section entitled Corporate Governance - Director Independence and Related Person Transactions of TCF's 2018 Proxy and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF's 2018 Proxy and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements
The following consolidated financial statements of TCF and its subsidiaries are filed as part of this report:

Description	Page
Selected Financial Data	21
Report of Independent Registered Public Accounting Firm	60
Consolidated Statements of Financial Condition at December 31, 2017 and 2016	61
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2017	62
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2017	63
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2017	64
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017	65
Notes to Consolidated Financial Statements	66
Other Financial Data	120
Management's Report on Internal Control Over Financial Reporting	122
Report of Independent Registered Public Accounting Firm	123

2. Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits
Index to Exhibits	129

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ Craig R. Dahl
Craig R. Dahl,
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Craig R. Dahl		February 23, 2018
Craig R. Dahl	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brian W. Maass		February 23, 2018
Brian W. Maass	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Susan D. Bode		February 23, 2018
Susan D. Bode	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Bell		February 23, 2018
Peter Bell	Director
/s/ William F. Bieber		February 23, 2018
William F. Bieber	Director
/s/ Theodore J. Bigos		February 23, 2018
Theodore J. Bigos	Director
/s/ Karen L. Grandstand		February 23, 2018
Karen L. Grandstrand	Director
/s/ Thomas F. Jasper		February 23, 2018
Thomas F. Jasper	Director, Vice Chairman and Chief Operating Officer
/s/ George G. Johnson		February 23, 2018
George G. Johnson	Director
/s/ Richard H. King		February 23, 2018
Richard H. King	Director
/s/ Vance K. Opperman		February 23, 2018
Vance K. Opperman	Lead Director
/s/ James M. Ramstad		February 23, 2018
James M. Ramstad	Director
/s/ Roger J. Sit		February 23, 2018
Roger J. Sit	Director
/s/ Julie H. Sullivan		February 23, 2018
Julie H. Sullivan	Director
/s/ Barry N. Winslow		February 23, 2018
Barry N. Winslow	Director
/s/ Richard A. Zona		February 23, 2018
Richard A. Zona	Director

INDEX TO EXHIBITS

Exhibit Number	Description
3(a)
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed November 6, 2017 (No. 171178634)]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Current Report on Form 8-K filed July 26, 2016 (No. 161784576)]
4(a)
Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Form 8-A filed December 16, 2009 (No. 091243195)]

4(b)
Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Form 8-A filed December 16, 2009 (No. 091243195)]

4(c)
Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Registration Statement on Form S-3ASR filed May 29, 2012 (No. 12874917)]

4(d)
Form of Certificate for 6.45% Series B Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2012 (No. 121271334)]

4(e)
Form of Stock Certificate representing the Series C Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 171084863)]

4(f)
Deposit Agreement dated September 14, 2017 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 171084863)]

4(g)	Form of Depositary Receipt [included as part of Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 171084863)]
4(h)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.
10(a)*
TCF Financial 2015 Omnibus Incentive Plan, as amended effective December 29, 2016 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (No. 17624401)]

10(a)-1
Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10(a)-1 to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (No. 17624401)]

10(a)-2*
Form of Performance-Based Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-3*
Form of Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.4 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-4*
Form of Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.5 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-5*
2015 Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan entered into by certain executives [incorporated by reference to Exhibit 10.6 to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2015 (No. 15798862)]

10(a)-6*
Form of 2016 Management Incentive Plan - Executive, as executed by certain executives [incorporated by reference to Exhibit 10(a)-6 to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 161465956)]

10(a)-7*
Form of Amended and Restated 2017 Management Incentive Plan - Executive Award as executed by certain executives of TCF [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed July 21, 2017 (No. 17976977)]

10(a)-8*#	Form of TCF Financial Corporation Management Incentive Plan - Executive Award
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
TCF 401K Supplemental Plan, as amended effective October 18, 2016 [incorporated by reference to Exhibit 10(e)-1 to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (No. 17624401)]

10(f)*#	Trust Agreement for TCF 401K Plan Supplemental Plan effective November 1, 2017, by and between TCF Financial Corporation and Reliance Trust Company
10(g)*
TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005 (No. 05552640)]

10(h)*
Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1584625)]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 1706058)]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 02730799)]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 03830138)]

10(i)*
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

12(a)#	Consolidated Ratios of Earnings to Fixed Charges for years ended December 31, 2017, 2016, 2015, 2014 and 2013
12(b)#	Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for years ended December 31, 2017, 2016, 2015, 2014 and 2013
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2017)
23#	Consent of KPMG LLP dated February 23, 2018
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*Executive Contract
#  Filed herein