Form 10-Q
period 2018-03-31
TCF FINANCIAL CORP
filed 2018-05-03
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2018
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
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 27, 2018
Common Stock, $.01 par value	168,253,445 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At March 31, 2018	At December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$588,893	$621,782
Investments	91,661	82,644
Debt securities held to maturity	158,099	161,576
Debt securities available for sale	1,954,246	1,709,018
Loans and leases held for sale	50,706	134,862
Loans and leases:
Consumer real estate:
First mortgage lien	1,878,441	1,959,387
Junior lien	2,843,221	2,860,309
Total consumer real estate	4,721,662	4,819,696
Commercial	3,678,181	3,561,193
Leasing and equipment finance	4,666,239	4,761,661
Inventory finance	3,457,855	2,739,754
Auto finance	2,839,363	3,199,639
Other	19,854	22,517
Total loans and leases	19,383,154	19,104,460
Allowance for loan and lease losses	(167,703)	(171,041)
Net loans and leases	19,215,451	18,933,419
Premises and equipment, net	427,497	421,549
Goodwill, net	154,757	154,757
Other assets	743,742	782,552
Total assets	$23,385,052	$23,002,159
Liabilities and Equity:
Deposits:
Checking	$6,541,409	$6,300,127
Savings	5,551,155	5,287,606
Money market	1,609,472	1,764,998
Certificates of deposit	4,995,636	4,982,271
Total deposits	18,697,672	18,335,002
Short-term borrowings	775	—
Long-term borrowings	1,457,976	1,249,449
Total borrowings	1,458,751	1,249,449
Accrued expenses and other liabilities	677,679	737,124
Total liabilities	20,834,102	20,321,575
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
7,000 and 4,007,000 shares issued, respectively	169,302	265,821
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
172,472,035 and 172,158,449 shares issued, respectively	1,725	1,722
Additional paid-in capital	878,096	877,217
Retained earnings, subject to certain restrictions	1,618,041	1,577,311
Accumulated other comprehensive income (loss)	(46,851)	(18,517)
Treasury stock at cost, 3,056,201 and 489,030 shares, respectively and other	(97,800)	(40,797)
Total TCF Financial Corporation stockholders' equity	2,522,513	2,662,757
Non-controlling interest in subsidiaries	28,437	17,827
Total equity	2,550,950	2,680,584
Total liabilities and equity	$23,385,052	$23,002,159

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Quarter Ended March 31,
(In thousands, except per share data)	2018	2017
Interest income:
Loans and leases	$260,375	$219,548
Debt securities available for sale	10,123	7,980
Debt securities held to maturity	1,019	1,280
Loans held for sale and other	3,745	13,499
Total interest income	275,262	242,307
Interest expense:
Deposits	22,510	13,715
Borrowings	9,553	6,478
Total interest expense	32,063	20,193
Net interest income	243,199	222,114
Provision for credit losses	11,368	12,193
Net interest income after provision for credit losses	231,831	209,921
Non-interest income:
Fees and service charges	30,751	31,282
Card revenue	13,759	13,150
ATM revenue	4,650	4,675
Subtotal	49,160	49,107
Gains on sales of auto loans, net	—	2,864
Gains on sales of consumer real estate loans, net	9,123	8,891
Servicing fee income	8,295	11,651
Subtotal	17,418	23,406
Leasing and equipment finance	41,847	28,298
Other	3,716	2,703
Fees and other revenue	112,141	103,514
Gains (losses) on debt securities, net	63	—
Total non-interest income	112,204	103,514
Non-interest expense:
Compensation and employee benefits	123,840	124,298
Occupancy and equipment	40,514	39,600
Other	58,819	64,216
Subtotal	223,173	228,114
Operating lease depreciation	17,274	11,242
Foreclosed real estate and repossessed assets, net	4,916	4,549
Other credit costs, net	617	101
Total non-interest expense	245,980	244,006
Income before income tax expense	98,055	69,429
Income tax expense	21,631	20,843
Income after income tax expense	76,424	48,586
Income attributable to non-controlling interest	2,663	2,308
Net income attributable to TCF Financial Corporation	73,761	46,278
Preferred stock dividends	4,106	4,847
Impact of preferred stock redemption	3,481	—
Net income available to common stockholders	$66,174	$41,431
Earnings per common share:
Basic	$0.39	$0.25
Diluted	$0.39	$0.25

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In thousands)	2018	2017
Net income attributable to TCF Financial Corporation	$73,761	$46,278
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(27,819)	2,769
Net unrealized gains (losses) on net investment hedges	1,604	(313)
Foreign currency translation adjustments	(2,110)	581
Recognized postretirement prior service cost	(9)	(7)
Total other comprehensive income (loss), net of tax	(28,334)	3,030
Comprehensive income	$45,427	$49,308

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Balance, January 1, 2017	4,006,900	171,034,506	263,240	1,710	864,095	1,381,582	(33,725)	(49,419)	2,427,483	17,162	2,444,645
Net income	—	—	—	—	—	46,278	—	—	46,278	2,308	48,586
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,030	—	3,030	—	3,030
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,081	7,081
Dividends on preferred stock	—	—	—	—	—	(4,847)	—	—	(4,847)	—	(4,847)
Dividends on common stock	—	—	—	—	—	(12,595)	—	—	(12,595)	—	(12,595)
Common shares purchased by TCF employee benefit plans	—	366,591	—	4	6,442	—	—	—	6,446	—	6,446
Stock compensation plans, net of tax	—	(417,269)	—	(4)	(1,679)	—	—	—	(1,683)	—	(1,683)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(15,834)	—	—	15,834	—	—	—
Balance, March 31, 2017	4,006,900	170,983,828	$263,240	$1,710	$853,024	$1,410,418	$(30,695)	$(33,585)	$2,464,112	$26,551	$2,490,663

Balance, December 31, 2017	4,007,000	172,158,449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—	—	—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	172,158,449	265,821	1,722	877,217	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	73,761	—	—	73,761	2,663	76,424
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,334)	—	(28,334)	—	(28,334)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,947	7,947
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 2,567,171 shares of common stock	—	—	—	—	—	—	—	(57,673)	(57,673)	—	(57,673)
Dividends on preferred stock	—	—	—	—	—	(4,106)	—	—	(4,106)	—	(4,106)
Dividends on common stock	—	—	—	—	—	(25,328)	—	—	(25,328)	—	(25,328)
Common stock warrants exercised		1,196	—	—	—	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	34,627	—	—	715	—	—	—	715	—	715
Stock compensation plans, net of tax	—	277,763	—	3	834	—	—	—	837	—	837
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(670)	—	—	670	—	—	—
Balance, March 31, 2018	7,000	172,472,035	$169,302	$1,725	$878,096	$1,618,041	$(46,851)	$(97,800)	$2,522,513	$28,437	$2,550,950
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$76,424	$48,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	11,368	12,193
Depreciation and amortization	56,606	45,465
Provision for deferred income taxes	879	(12,032)
Proceeds from sales of loans and leases held for sale	69,342	61,287
Originations of loans and leases held for sale, net of repayments	(73,872)	(232,556)
Gains on sales of assets, net	(10,556)	(14,741)
Net change in other assets and accrued expenses and other liabilities	(1,965)	(39,398)
Other, net	(11,313)	(10,967)
Net cash provided by (used in) operating activities	116,913	(142,163)
Cash flows from investing activities:
Proceeds from maturities of and principal collected on debt securities	32,533	33,361
Purchases of debt securities	(320,722)	(86,841)
Redemption of Federal Home Loan Bank stock	56,000	78,000
Purchases of Federal Home Loan Bank stock	(65,000)	(85,000)
Proceeds from sales of loans and leases	240,934	611,515
Loan and lease originations and purchases, net of principal collected on loans and leases	(234,229)	(734,954)
Proceeds from sales of lease equipment	3,670	2,242
Purchases of lease equipment	(254,553)	(223,786)
Proceeds from sales of real estate owned	8,203	15,711
Purchases of premises and equipment	(18,085)	(9,597)
Other, net	7,451	7,965
Net cash provided by (used in) investing activities	(543,798)	(391,384)
Cash flows from financing activities:
Net change in deposits	357,224	227,133
Net change in short-term borrowings	841	990
Proceeds from long-term borrowings	2,355,602	3,610,415
Payments on long-term borrowings	(2,143,531)	(3,442,038)
Redemption of Series B preferred stock	(100,000)	—
Repurchases of common stock	(54,371)	—
Common shares sold to TCF employee benefit plans	715	6,446
Dividends paid on preferred stock	(4,106)	(4,847)
Dividends paid on common stock	(25,328)	(12,595)
Exercise of stock options	(997)	(57)
Net investment by (distribution to) non-controlling interest	7,947	7,081
Net cash provided by (used in) financing activities	393,996	392,528
Net change in cash and due from banks	(32,889)	(141,019)
Cash and due from banks at beginning of period	621,782	609,603
Cash and due from banks at end of period	$588,893	$468,584
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$29,857	$18,726
Income taxes, net	(28,064)	18,835
Transfer of loans and leases to other assets	26,044	22,182
Transfer of loans and leases from held for investment to held for sale, net	150,357	778,432
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). Through its direct subsidiaries, TCF Bank provides a full range of consumer facing and commercial services, including providing consumer banking services, commercial banking services, commercial leasing and equipment financing and commercial inventory financing.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2017, and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

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

Note 2. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2017 remain significantly unchanged and have been followed similarly as in previous periods.

New Accounting Pronouncements Adopted

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities. The ASU decreases the complexity of preparing and understanding hedge results through measurement and reporting of hedge ineffectiveness. In addition, disclosures have been enhanced and the presentation of hedged results changed to align the effects of the hedging instrument and the hedged item. The adoption of this ASU was on a modified retrospective basis and resulted in the Company recording a cumulative effect reduction to the opening balance of retained earnings of $116 thousand.
Effective January 1, 2018, the Company adopted ASU No. 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award requires an entity to apply modification accounting in Topic 718. The adoption of this ASU was on a prospective basis and will be applicable to an award modified on or after January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component is eligible for capitalization in assets. The other components of net periodic benefit cost are presented separately from the line item that includes service cost and outside of any subtotal of operating income. In addition, disclosure of the line items used to present the other components of net periodic benefit cost is required if the components are not presented separately in the income statement. The adoption of this ASU was on a modified retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2017-05: Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU also clarifies that Accounting Standards Codification 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies or the sale is to a customer. The guidance does not apply to the derecognition of businesses, nonprofit activities, financial assets, including equity method investments, or to revenue contracts with customers. The adoption of this ASU was on a modified retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a more robust framework to use in determining when a set of assets and activities is a business. The adoption of this ASU was on a prospective basis. TCF will evaluate future transactions to determine if they should be accounted for as acquisitions (or disposals) of assets or businesses.

Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this ASU was on a retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which changes the way in which a single decision maker considers indirect interests when performing the primary beneficiary analysis under the variable interest model. Under the amended guidance, indirect interests held by a related party would be considered on a proportional basis. The adoption of this ASU was on a retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the income tax effects of intercompany sales and transfers of assets, other than inventory, to be recognized in the period the transaction occurs. The adoption of this ASU was on a modified retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain types of cash receipts and cash payments are presented in the statement of cash flows. The adoption of this ASU was on a retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU No. 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. The adoption of this ASU was on a modified retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amend the classification and measurement of investments in equity securities, simplify the impairment analysis of equity investments without readily determinable fair values, require separate presentation of certain fair value changes for financial liabilities measured at fair value and eliminate certain disclosure requirements associated with the fair value of financial instruments. The adoption of these ASUs was on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, the Company adopted the following ASUs using the modified retrospective method with no cumulative-effect adjustment to opening retained earnings: ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs and ASU No. 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).

TCF derives a majority of its revenue from loans and leases, as well as any related servicing fee revenue, which are not within the scope of these ASUs. These ASUs are applicable to most of the fees and service charges, card and ATM revenue earned by TCF, as well as the gains on sales of certain non-financial assets. However, the recognition of these revenue streams does not change in a significant manner as a result of the adoption of these ASUs. The majority of this revenue is both charged to the customer and earned either at a point in time or on a transactional basis. As a result, the revenue expected to be recognized in any future year related to remaining performance obligations, contracts where revenue is recognized when invoiced and contracts with variable consideration related to undelivered performance obligations are not material. In addition, receivables related to fees and service charges and the related bad debt expense are not material. There are no material contract assets, contract liabilities or deferred contract costs recorded in the Company's Consolidated Statements of Financial Condition. As a significant majority of the Company's revenue streams are not included in the scope of these ASUs and the recognition of revenue for the revenue streams within the scope of these ASUs are not significantly changed, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 3.  Cash and Due from Banks

At March 31, 2018 and December 31, 2017, TCF Bank was required by Federal Reserve regulations to maintain reserves of $112.7 million and $107.0 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $35.4 million and $36.5 million at March 31, 2018 and December 31, 2017, respectively.

TCF had cash held in interest-bearing accounts of $326.4 million and $324.2 million at March 31, 2018 and December 31, 2017, respectively.

Note 4.  Debt Securities Available for Sale and Debt Securities Held to Maturity

Debt securities were as follows:

	At March 31, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,171,513	$553	$30,414	$1,141,652	$908,189	$308	$13,812	$894,685
Other	5	—	—	5	6	—	—	6
Obligations of states and political subdivisions	830,296	342	18,049	812,589	810,159	7,967	3,799	814,327
Total debt securities available for sale	$2,001,814	$895	$48,463	$1,954,246	$1,718,354	$8,275	$17,611	$1,709,018
Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$155,299	$1,408	$1,011	$155,696	$158,776	$4,462	$412	$162,826
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total debt securities held to maturity	$158,099	$1,408	$1,011	$158,496	$161,576	$4,462	$412	$165,626

At March 31, 2018 and December 31, 2017, mortgage-backed securities with a carrying value of $1.1 million and $0.9 million, respectively, were pledged as collateral to secure certain deposits and borrowings. We have assessed each security with unrealized losses included in the table above for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the securities and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost. Unrealized losses on debt securities available for sale and debt securities held to maturity were due to changes in interest rates.

There were no sales or impairment charges for debt securities available for sale and debt securities held to maturity during the first quarter of 2018 or 2017. Net gains (losses) on debt securities were $63 thousand for the first quarter of 2018 related to a recovery on previously impaired debt securities held to maturity.

Gross unrealized losses and fair value of debt securities available for sale and debt securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$565,752	$12,193	$406,236	$18,221	$971,988	$30,414
Obligations of states and political subdivisions	528,645	9,266	200,911	8,783	729,556	18,049
Total debt securities available for sale	$1,094,397	$21,459	$607,147	$27,004	$1,701,544	$48,463

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$24,530	$489	$11,576	$522	$36,106	$1,011
Total debt securities held to maturity	$24,530	$489	$11,576	$522	$36,106	$1,011

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$406,298	$2,686	$428,585	$11,126	$834,883	$13,812
Obligations of states and political subdivisions	103,759	486	207,516	3,313	311,275	3,799
Total debt securities available for sale	$510,057	$3,172	$636,101	$14,439	$1,146,158	$17,611

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$13,309	$132	$11,470	$280	$24,779	$412
Total debt securities held to maturity	$13,309	$132	$11,470	$280	$24,779	$412

The amortized cost and fair value of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2018		At December 31, 2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$5	$5	$6	$6
Due in 1-5 years	29,294	29,201	15,178	15,312
Due in 5-10 years	558,110	547,706	514,336	517,867
Due after 10 years	1,414,405	1,377,334	1,188,834	1,175,833
Total debt securities available for sale	$2,001,814	$1,954,246	$1,718,354	$1,709,018

Debt securities held to maturity:
Due in one year or less	$1,000	$1,000	$1,000	$1,000
Due in 1-5 years	1,400	1,400	1,400	1,400
Due in 5-10 years	418	421	400	400
Due after 10 years	155,281	155,675	158,776	162,826
Total debt securities held to maturity	$158,099	$158,496	$161,576	$165,626

Interest income attributable to debt securities available for sale was as follows:

	Quarter Ended March 31,
(In thousands)	2018	2017
Taxable interest income	$5,813	$4,654
Tax-exempt interest income	4,310	3,326
Total interest income	$10,123	$7,980

Note 5.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Consumer real estate:
First mortgage lien	$1,878,441	$1,959,387
Junior lien	2,843,221	2,860,309
Total consumer real estate	4,721,662	4,819,696
Commercial:
Commercial real estate:
Permanent	2,445,780	2,385,752
Construction and development	363,672	365,533
Total commercial real estate	2,809,452	2,751,285
Commercial business	868,729	809,908
Total commercial	3,678,181	3,561,193
Leasing and equipment finance	4,666,239	4,761,661
Inventory finance	3,457,855	2,739,754
Auto finance	2,839,363	3,199,639
Other	19,854	22,517
Total loans and leases(1)	$19,383,154	$19,104,460

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $22.0 million and $33.3 million at March 31, 2018 and December 31, 2017, respectively.

Loan Sales During the first quarter of 2018 and 2017, TCF sold $266.3 million and $379.4 million, respectively, of consumer real estate loans, received cash of $272.9 million and $399.2 million, respectively, and recognized net gains of $9.1 million and $8.9 million, respectively. Related to these sales, TCF retained interest-only strips of $3.3 million and $1.3 million during the first quarter of 2018 and 2017, respectively. Included in consumer real estate loans sold in the first quarter of 2017 were $49.4 million of non-accrual loans, which were sold servicing released. TCF generally retains servicing on loans sold.

During the first quarter of 2018, TCF did not sell any auto finance loans. During the first quarter of 2017, TCF sold $250.6 million of auto finance loans, received cash of $254.8 million and recognized net gains of $2.9 million.

No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Interest-only strips attributable to:
Consumer real estate loan sales	$18,099	$16,440
Auto finance loan sales	3,752	4,946
Total interest-only strips	$21,851	$21,386
Contractual liabilities attributable to:
Consumer real estate loan sales	$990	$1,234

TCF recorded $268 thousand of impairment charges on the consumer real estate interest-only strips in the first quarter of 2018, compared with $579 thousand for the same period in 2017. TCF recorded $335 thousand of impairment charges on the auto finance interest-only strips for the first quarter of 2018, compared with $24 thousand for the same period in 2017.

Note 6.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended March 31, 2018:
Balance, beginning of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Charge-offs	(2,154)	—	(1,956)	(549)	(13,441)	(1,765)	(19,865)
Recoveries	1,037	14	616	140	2,785	1,122	5,714
Net (charge-offs) recoveries	(1,117)	14	(1,340)	(409)	(10,656)	(643)	(14,151)
Provision for credit losses	2,104	(11)	1,996	512	6,253	514	11,368
Other	(470)	—	(2)	(83)	—	—	(555)
Balance, end of period	$47,685	$37,198	$23,182	$13,253	$45,822	$563	$167,703

At or For the Quarter Ended March 31, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(3,452)	(2,732)	(2,046)	(219)	(8,813)	(1,640)	(18,902)
Recoveries	10,692	65	614	119	1,233	1,090	13,813
Net (charge-offs) recoveries	7,240	(2,667)	(1,432)	(100)	(7,580)	(550)	(5,089)
Provision for credit losses	(8,137)	3,669	1,386	1,965	12,857	453	12,193
Other	(4,700)	—	(47)	19	(2,479)	—	(7,207)
Balance, end of period	$53,851	$33,697	$21,257	$15,816	$35,108	$437	$160,166

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At March 31, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$29,591	$35,635	$18,975	$13,065	$45,613	$562	$143,441
Individually evaluated for impairment	18,094	1,563	4,207	188	209	1	24,262
Total	$47,685	$37,198	$23,182	$13,253	$45,822	$563	$167,703
Loans and leases outstanding:
Collectively evaluated for impairment	$4,579,706	$3,642,783	$4,629,020	$3,454,234	$2,828,616	$19,850	$19,154,209
Individually evaluated for impairment	141,956	35,398	28,136	3,621	10,747	4	219,862
Loans acquired with deteriorated credit quality	—	—	9,083	—	—	—	9,083
Total	$4,721,662	$3,678,181	$4,666,239	$3,457,855	$2,839,363	$19,854	$19,383,154

	At December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$28,851	$35,635	$19,083	$12,945	$49,900	$691	$147,105
Individually evaluated for impairment	18,317	1,560	3,445	288	325	1	23,936
Total	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Loans and leases outstanding:
Collectively evaluated for impairment	$4,675,626	$3,524,864	$4,721,905	$2,735,638	$3,188,810	$22,513	$18,869,356
Individually evaluated for impairment	144,070	36,329	27,912	4,116	10,829	4	223,260
Loans acquired with deteriorated credit quality	—	—	11,844	—	—	—	11,844
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460

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

	At March 31, 2018
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,813,418	$3,670	$578	$1,817,666	$60,775	$1,878,441
Junior lien	2,818,158	1,601	—	2,819,759	23,462	2,843,221
Total consumer real estate	4,631,576	5,271	578	4,637,425	84,237	4,721,662
Commercial:
Commercial real estate	2,802,819	—	—	2,802,819	6,633	2,809,452
Commercial business	863,961	—	—	863,961	4,768	868,729
Total commercial	3,666,780	—	—	3,666,780	11,401	3,678,181
Leasing and equipment finance	4,632,004	4,600	584	4,637,188	19,968	4,657,156
Inventory finance	3,454,189	44	1	3,454,234	3,621	3,457,855
Auto finance	2,825,425	4,323	2,416	2,832,164	7,199	2,839,363
Other	19,804	17	31	19,852	2	19,854
Subtotal	19,229,778	14,255	3,610	19,247,643	126,428	19,374,071
Portfolios acquired with deteriorated credit quality	7,907	—	1,176	9,083	—	9,083
Total	$19,237,685	$14,255	$4,786	$19,256,726	$126,428	$19,383,154

	At December 31, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,892,771	$4,073	$593	$1,897,437	$61,950	$1,959,387
Junior lien	2,837,767	1,268	—	2,839,035	21,274	2,860,309
Total consumer real estate	4,730,538	5,341	593	4,736,472	83,224	4,819,696
Commercial:
Commercial real estate	2,744,500	—	—	2,744,500	6,785	2,751,285
Commercial business	809,907	1	—	809,908	—	809,908
Total commercial	3,554,407	1	—	3,554,408	6,785	3,561,193
Leasing and equipment finance	4,726,339	4,272	2,117	4,732,728	17,089	4,749,817
Inventory finance	2,735,430	191	17	2,735,638	4,116	2,739,754
Auto finance	3,183,196	6,078	2,999	3,192,273	7,366	3,199,639
Other	22,506	3	6	22,515	2	22,517
Subtotal	18,952,416	15,886	5,732	18,974,034	118,582	19,092,616
Portfolios acquired with deteriorated credit quality	10,283	361	1,200	11,844	—	11,844
Total	$18,962,699	$16,247	$6,932	$18,985,878	$118,582	$19,104,460

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended March 31,
(In thousands)	2018	2017
Contractual interest due on non-accrual loans and leases	$2,927	$4,498
Interest income recognized on non-accrual loans and leases	458	1,056
Unrecognized interest income	$2,469	$3,442

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$6,589	$7,324
Non-accrual	11,845	10,552
Total consumer real estate loans to customers in bankruptcy	$18,434	$17,876

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases in the previous accruing and non-accrual loans and leases tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer's financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring ("TDR") loan. All loans classified as TDR loans are considered to be impaired. For purposes of this disclosure, purchased credit impaired ("PCI") loans have been excluded.

TDR loans were as follows:

	At March 31, 2018			At December 31, 2017
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$87,314	$33,531	$120,845	$88,092	$34,282	$122,374
Commercial	6,843	4,807	11,650	12,249	83	12,332
Leasing and equipment finance	7,365	1,691	9,056	10,263	1,413	11,676
Inventory finance	—	371	371	—	476	476
Auto finance	3,549	5,296	8,845	3,464	5,351	8,815
Other	3	1	4	3	1	4
Total	$105,074	$45,697	$150,771	$114,071	$41,606	$155,677

The allowance on accruing consumer real estate TDR loans was $16.8 million, or 19.2% of the outstanding balance, at March 31, 2018 and $17.1 million, or 19.4% of the outstanding balance, at December 31, 2017. At March 31, 2018, 0.1% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 0.5% at December 31, 2017.

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at March 31, 2018, $21.1 million, or 63.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 72.5% were current. Of the non-accrual TDR balance at December 31, 2017, $22.3 million, or 65.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed, of which 70.0% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing TDRs for the remaining classes of finance receivables was not material at March 31, 2018 or December 31, 2017. Accruing TDR loans that were 60 days or more delinquent at March 31, 2018 and December 31, 2017 were not material for the remaining classes of finance receivables.

Unfunded commitments to consumer real estate and commercial loans classified as TDRs were $2.3 million and $0.9 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded under the original contractual terms. For the first quarter of 2018, unrecognized interest income for consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.4 million and $0.1 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.7%. For the first quarter of 2017, unrecognized interest income for the consumer real estate first mortgage lien accruing TDR loans and consumer real estate junior lien accruing TDR loans was $0.5 million and $0.2 million, respectively. The average yield for the same period on consumer real estate accruing TDR loans was 4.2%, which compares to the original contractual average rate of 6.6%. The unrecognized interest income for the remaining classes of finance receivables was not material for the first quarter of 2018 or 2017.

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during the first quarter of 2018 and 2017, which were modified during the respective reporting period or within one year of the beginning of the respective reporting period. Included in commercial loans that defaulted during the first quarter of 2018 was one commercial loan that was transferred to non-accrual status, compared to three commercial loans that were transferred to non-accrual status during the first quarter of 2017.

	Quarter Ended March 31,
(In thousands)	2018	2017
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$1,480	$368
Junior lien	28	112
Total consumer real estate	1,508	480
Commercial:
Commercial real estate	—	6,681
Commercial business	4,697	3,353
Total commercial	4,697	10,034
Leasing and equipment finance	—	407
Auto finance	364	302
Defaulted TDR loan balances modified during the applicable period	$6,569	$11,223

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

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

Information on impaired loans was as follows:

	At March 31, 2018			At December 31, 2017
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$90,065	$79,687	$13,491	$91,624	$80,802	$13,792
Junior lien	31,763	29,200	4,086	32,327	29,544	4,165
Total consumer real estate	121,828	108,887	17,577	123,951	110,346	17,957
Commercial:
Commercial real estate	6,766	6,559	1,000	6,810	6,702	1,000
Commercial business	7,262	7,264	563	7,841	7,841	560
Total commercial	14,028	13,823	1,563	14,651	14,543	1,560
Leasing and equipment finance	16,548	16,548	1,897	17,105	17,105	1,345
Inventory finance	1,185	1,189	188	1,296	1,298	288
Auto finance	961	729	138	1,333	1,016	243
Other	3	4	1	3	4	1
Total impaired loans with an allowance recorded	154,553	141,180	21,364	158,339	144,312	21,394
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	12,844	10,397	—	12,898	10,445	—
Junior lien	13,777	1,561	—	17,697	1,583	—
Total consumer real estate	26,621	11,958	—	30,595	12,028	—
Commercial:
Commercial real estate	4,483	4,421	—	4,552	4,491	—
Commercial business	—	—	—	—	—	—
Total commercial	4,483	4,421	—	4,552	4,491	—
Inventory finance	2,426	2,432	—	2,810	2,818	—
Auto finance	11,376	8,116	—	10,566	7,799	—
Other	331	—	—	331	—	—
Total impaired loans without an allowance recorded	45,237	26,927	—	48,854	27,136	—
Total impaired loans	$199,790	$168,107	$21,364	$207,193	$171,448	$21,394

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Quarter Ended March 31,
	2018		2017
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$80,245	$654	$96,979	$725
Junior lien	29,372	305	43,827	446
Total consumer real estate	109,617	959	140,806	1,171
Commercial:
Commercial real estate	6,631	—	6,733	16
Commercial business	7,552	86	1,052	48
Total commercial	14,183	86	7,785	64
Leasing and equipment finance	16,826	6	10,620	3
Inventory finance	1,243	23	4,510	52
Auto finance	873	—	5,109	46
Other	4	—	6	—
Total impaired loans with an allowance recorded	142,746	1,074	168,836	1,336
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	10,421	183	12,342	318
Junior lien	1,572	55	1,883	252
Total consumer real estate	11,993	238	14,225	570
Commercial:
Commercial real estate	4,457	58	17,936	174
Commercial business	—	—	429	—
Total commercial	4,457	58	18,365	174
Inventory finance	2,625	57	638	44
Auto finance	7,957	69	2,590	—
Total impaired loans without an allowance recorded	27,032	422	35,818	788
Total impaired loans	$169,778	$1,496	$204,654	$2,124

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Other real estate owned	$17,179	$18,225
Repossessed and returned assets	13,248	12,630
Consumer real estate loans in process of foreclosure	21,449	22,622

Other real estate owned and repossessed and returned assets were written down $1.2 million and $1.7 million for the first quarter of 2018 and 2017, respectively, and included in net foreclosed real estate and repossessed assets expense.

Note 7.  Long-term Borrowings

Long-term borrowings were as follows:

		At March 31, 2018				At December 31, 2017
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2019	$—			—%	$600,000	1.40%	-	1.75%
	2020	1,100,000	1.86%	-	2.25	275,000	1.76	-	1.78
Subtotal		1,100,000				875,000
Subordinated bank notes	2022	108,923			6.25	108,867			6.25
	2025	148,304			4.60	148,252			4.60
Hedge-related basis adjustment(1)		(5,808)				(2,157)
Subtotal		251,419				254,962
Discounted lease rentals	2018	36,140	2.73	-	7.95	52,347	2.55	-	7.95
	2019	36,042	2.53	-	6.00	34,978	2.53	-	6.00
	2020	20,843	2.64	-	6.50	19,736	2.64	-	6.50
	2021	10,700	2.88	-	5.49	10,077	2.88	-	5.00
	2022	2,829	3.04	-	5.43	2,349	3.04	-	5.43
	2023	3	5.40	-	5.40	—			—
Subtotal		106,557				119,487
Total long-term borrowings		$1,457,976				$1,249,449

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At March 31, 2018, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.3 billion as collateral for FHLB advances. At March 31, 2018, $1.1 billion of the FHLB advances outstanding were prepayable at TCF's option.

Note 8. Equity

Preferred Stock

Preferred stock was as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Series B non-cumulative perpetual preferred stock	$—	$96,519
Series C non-cumulative perpetual preferred stock	169,302	169,302
Total preferred stock	$169,302	$265,821

At March 31, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. TCF paid cash dividends to holders of the Series C Preferred Stock of $2.5 million for the first quarter of 2018. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

On March 1, 2018, TCF redeemed all 4,000,000 of the outstanding shares of the 6.45% Series B non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock") for $100.0 million. Deferred stock issuance costs of $3.5 million originally recorded as a reduction to preferred stock upon the issuance of the Series B Preferred Stock were reclassified to retained earnings and resulted in a one-time, non-cash reduction to net income available to common stockholders utilized in the computation of earnings per common share and diluted earnings per common share for the first quarter of 2018. Dividends were payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%. TCF paid cash dividends to holders of the Series B Preferred Stock of $1.6 million for both the first quarter of 2018 and 2017.

Treasury Stock and Other

Treasury stock and other were as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Treasury stock, at cost	$67,938	$10,265
Shares held in trust for deferred compensation plans, at cost	29,862	30,532
Total	$97,800	$40,797

TCF repurchased 2,567,171 shares of its common stock in the first quarter of 2018 at an average cost of $22.45 per share pursuant to its share repurchase program. These shares were recorded as treasury stock. No repurchases of common stock were made in the first quarter of 2017. At March 31, 2018, TCF had the authority to repurchase an additional $83.2 million in aggregate value of shares pursuant to its stock repurchase program authorized by TCF's Board of Directors.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $253.7 million at March 31, 2018, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2018	2017	2018	2017
Regulatory Capital:
Common equity Tier 1 capital	$2,222,390	$2,242,410	$2,300,115	$2,409,027
Tier 1 capital	2,414,838	2,522,178	2,328,552	2,426,854
Total capital	2,786,637	2,889,323	2,736,257	2,837,374

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.57%	10.79%	10.94%	11.59%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.49	12.14	11.08	11.68	8.00	6.00
Total risk-based capital ratio	13.26	13.90	13.02	13.65	10.00	8.00
Tier 1 leverage ratio	10.52	11.12	10.14	10.70	5.00	4.00

(1)	Excludes capital conservation buffer of 1.875% and 1.25% as of March 31, 2018 and December 31, 2017.

Note 10.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program were as follows:

	Restricted Stock Awards		Stock Options
	Shares	Weighted- average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2017	2,639,663	$13.65	366,000	0.06	$15.75
Granted	450,795	22.19	—	—	—
Exercised	—	—	(366,000)	—	15.75
Forfeited/canceled	(93,820)	14.78	—	—	—
Vested	(477,179)	10.73	—	—	—
Outstanding at March 31, 2018	2,519,459	15.69	—	—	—
Exercisable at March 31, 2018	N.A.	N.A.	—		—
N.A. Not Applicable.

At March 31, 2018, there were 264,373 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Unrecognized stock compensation expense for restricted stock awards was $22.0 million with a weighted-average remaining amortization period of 1.5 years at March 31, 2018.

At March 31, 2018, there were 411,825 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units that will vest will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. The remaining weighted-average performance period of the restricted stock units was 2.1 years at March 31, 2018.

Compensation expense for restricted stock awards and restricted stock units was $5.9 million and $1.9 million for the first quarter of 2018 and 2017, respectively.

Note 11.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in other non-interest expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and the Postretirement Plan were as follows:

	Pension Plan
	Quarter Ended March 31,
(In thousands)	2018	2017
Interest cost	$246	$285
Return on plan assets	(132)	(142)
Net periodic benefit plan (income) cost	$114	$143

	Postretirement Plan
	Quarter Ended March 31,
(In thousands)	2018	2017
Interest cost	$28	$34
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$16	$22

TCF made no cash contributions to the Pension Plan in either of the first quarter of 2018 or 2017. During the first quarter of 2018 and 2017, TCF contributed $0.1 million to the Postretirement Plan.

Note 12.  Derivative Instruments

All derivative instruments are recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. Derivative instruments were as follows:

	At March 31, 2018
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contract	$150,000	$311	$(311)	$—
Total derivative assets designated as hedging instruments		311	(311)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	85,305	218	(218)	—
Interest rate contracts	101,172	704	(176)	528
Interest rate lock commitments	37,820	558	—	558
Total derivative assets not designated as hedging instruments		1,480	(394)	1,086
Total derivative assets		$1,791	$(705)	$1,086
Derivative Liabilities:
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	$78,248	$291	$(94)	$197
Total derivative liabilities designated as hedging instruments		291	(94)	197
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	241,103	2,214	(2,077)	137
Interest rate contracts	576,844	4,799	(388)	4,411
Other contracts	13,804	538	(538)	—
Total derivative liabilities not designated as hedging instruments		7,551	(3,003)	4,548
Total derivative liabilities		$7,842	$(3,097)	$4,745

	At December 31, 2017
(In thousands)	Notional Amount	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contract	$150,000	$405	$(405)	$—
Total derivative assets designated as hedging instruments		405	(405)	—
Derivatives not designated as hedging instruments:
Interest rate contracts	169,377	1,392	(52)	1,340
Interest rate lock commitments	17,974	223	—	223
Total derivative assets not designated as hedging instruments		1,615	(52)	1,563
Total derivative assets		$2,020	$(457)	$1,563
Derivative Liabilities:
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	$77,879	$1,744	$(1,744)	$—
Total derivative liabilities designated as hedging instruments		1,744	(1,744)	—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	330,928	4,619	(4,282)	337
Interest rate contracts	423,006	1,688	(457)	1,231
Other contracts	13,804	615	(615)	—
Interest rate lock commitments	41	—	—	—
Total derivative liabilities not designated as hedging instruments		6,922	(5,354)	1,568
Total derivative liabilities		$8,666	$(7,098)	$1,568

Derivatives Designated as Hedging Instruments

Interest Rate Contract TCF Bank entered into an interest rate swap agreement which was designated as a fair value hedge of its contemporaneously issued subordinated debt. The interest rate swap agreement effectively converts the fixed interest rate to a floating rate based on the three-month London InterBank Offered Rate plus a number of basis points on the $150.0 million notional amount. See Note 7. Long-term Borrowings for further information. As of March 31, 2018 and December 31, 2017, the following amounts were recorded on the Consolidated Statements of Financial Condition related to the cumulative basis adjustment for the subordinated debt:

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At March 31, 2018	At December 31, 2017	At March 31, 2018	At December 31, 2017
Long-term borrowings	$142,496	$146,095	$(5,808)	$(2,157)

The gains and losses related to changes in the fair value of the interest rate swap, as well as the offsetting changes in fair value of the hedged debt, were as follows:

	Quarter Ended March 31,
(In thousands)	2018	2017
Total amount presented in the Consolidated Statements of Income in which the effects of the fair value hedge are recorded:
Interest expense - borrowings	$9,553	$—
Other non-interest income	—	2,703
Effect of fair value hedge:	Income (expense)
Hedged item	$3,806	$513
Derivative designated as a hedging instrument	(3,858)	(501)

Forward Foreign Exchange Contracts Certain of TCF's forward foreign exchange contracts are used to manage the foreign exchange risk associated with the Company's net investment in TCF Commercial Finance Canada, Inc., a wholly-owned indirect Canadian subsidiary of TCF Bank. These forward foreign exchange contracts have been designated as net investment hedges. The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Quarter Ended March 31,
(In thousands)	2018	2017
Forward foreign exchange contracts	$2,137	$(504)

Derivatives Not Designated as Hedging Instruments Certain other forward foreign exchange contracts and interest rate contracts, along with other contracts and interest rate lock commitments have not been designated as hedging instruments. The effect of these derivatives included in the Consolidated Statements of Income was as follows:

		Quarter Ended March 31,
(In thousands)	Location of Gain (Loss)	2018	2017
Forward foreign exchange contracts	Other non-interest expense	$8,944	$(3,259)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	624	167
Interest rate contracts	Other non-interest income	99	(9)
Net gain (loss) recognized		$9,667	$(3,101)

TCF executes all of its forward foreign exchange contracts in the over-the-counter market with large financial institutions pursuant to International Swaps and Derivatives Association, Inc. agreements. These agreements include credit risk-related features that enhance the creditworthiness of these instruments, as compared with other obligations of the respective counterparty with whom TCF has transacted, by requiring that additional collateral be posted under certain circumstances. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

At March 31, 2018 and December 31, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $93.1 million and $39.8 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $1.9 million and $0.8 million in additional collateral at March 31, 2018 and December 31, 2017, respectively. There were $0.7 million and $0.4 million of forward foreign exchange contracts containing credit risk-related features in a liability position at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, TCF had posted $7.4 million, $2.0 million and $1.4 million of cash collateral related to its interest rate contracts, forward foreign exchange contracts and other contracts, respectively.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Debt securities available for sale, certain loans held for sale, interest-only strips, forward foreign exchange contracts, interest rate contracts, other contracts, interest rate lock commitments, forward loan sales commitments, and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain debt securities held to maturity, loans, goodwill, other intangible assets, other real estate owned, repossessed and returned assets and the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

TCF groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the degree and reliability of estimates and assumptions used to determine fair value. The levels are as follows: Level 1, which includes valuations that are based on prices obtained from independent pricing sources for the same instruments traded in active markets; Level 2, which includes valuations that are based on prices obtained from independent pricing sources that are based on observable transactions of similar instruments, but not quoted markets and Level 3, which includes valuations generated from Company model-based techniques that use significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a recurring or non-recurring basis.

Debt Securities Available for Sale Debt securities available for sale consist primarily of securities of U.S. Government sponsored enterprises and federal agencies, and obligations of states and political subdivisions. The fair value of these securities, categorized as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity.

Loans Held for Sale Loans held for sale for which the fair value option has been elected are categorized as Level 3. The fair value of these loans is recorded utilizing internal valuation models which use quoted investor prices to estimate the fair value.

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

Interest-only Strips The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows expected to be received by TCF on certain assets. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that TCF believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the fair value of the interest-only strips may fluctuate significantly from period to period.

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

Other Contracts TCF's swap agreement, categorized as Level 3, is related to the sale of TCF's Visa Class B stock. The fair value of the swap agreement is based on TCF's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Interest Rate Lock Commitments TCF's interest rate lock commitments are derivative instruments that are recorded at fair value using an internal valuation model that utilizes estimated rates of successful loan closings and quoted investor prices. While this model uses both Level 2 and Level 3 inputs, TCF has determined that the significant inputs used in the valuation of these commitments fall within Level 3 and therefore the interest rate lock commitments are categorized as Level 3.

Forward Loan Sales Commitments TCF enters into forward loan sales commitments to sell certain consumer real estate loans. The resulting loans held for sale are recorded at fair value under the elected fair value option. TCF relies on internal valuation models to estimate the fair value of these instruments. The valuation models utilize estimated rates of successful loan closings and quoted investor prices. While these models use both Level 2 and Level 3 inputs, TCF has determined that the significant inputs used in the valuation of these commitments fall within Level 3 and therefore the forward loan sales commitments are categorized as Level 3.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	Fair Value Measurements at March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements through Net Income:
Assets:
Loans held for sale	$—	$—	$9,058	$9,058
Forward foreign exchange contracts(1)	—	218	—	218
Interest rate contracts(1)	—	1,015	—	1,015
Interest rate lock commitments(1)	—	—	558	558
Forward loan sales commitments	—	—	182	182
Assets held in trust for deferred compensation plans	29,952	—	—	29,952
Total assets	$29,952	$1,233	$9,798	$40,983
Liabilities:
Forward foreign exchange contracts(1)	$—	$2,214	$—	$2,214
Interest rate contracts(1)	—	4,799	—	4,799
Other contracts(1)	—	—	538	538
Forward loan sales commitments	—	—	38	38
Liabilities held in trust for deferred compensation plans	29,952	—	—	29,952
Total liabilities	$29,952	$7,013	$576	$37,541
Recurring Fair Value Measurements through Other Comprehensive Income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,141,652	$—	$1,141,652
Other	—	—	5	5
Obligations of states and political subdivisions	—	812,589	—	812,589
Interest-only strips	—	—	21,851	21,851
Total assets	$—	$1,954,241	$21,856	$1,976,097
Liabilities:
Forward foreign exchange contracts(1)	$—	$291	$—	$291
Total liabilities	$—	$291	$—	$291
Non-recurring Fair Value Measurements:
Loans	$—	$—	$76,424	$76,424
Other real estate owned:
Consumer	—	—	13,002	13,002
Commercial	—	—	85	85
Repossessed and returned assets	—	4,505	3,579	8,084
Total non-recurring fair value measurements	$—	$4,505	$93,090	$97,595

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

	Fair Value Measurements at December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements through Net Income:
Assets:
Loans held for sale	$—	$—	$3,356	$3,356
Interest rate contracts(1)	—	1,797	—	1,797
Interest rate lock commitments(1)	—	—	223	223
Forward loan sales commitments	—	—	68	68
Assets held in trust for deferred compensation plans	29,962	—	—	29,962
Total assets	$29,962	$1,797	$3,647	$35,406
Liabilities:
Forward foreign exchange contracts(1)	$—	$4,619	$—	$4,619
Interest rate contracts(1)	—	1,688	—	1,688
Other contracts(1)	—	—	615	615
Forward loan sales commitments	—	—	5	5
Liabilities held in trust for deferred compensation plans	29,962	—	—	29,962
Total liabilities	$29,962	$6,307	$620	$36,889
Recurring Fair Value Measurements through Other Comprehensive Income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$894,685	$—	$894,685
Other	—	—	6	6
Obligations of states and political subdivisions	—	814,327	—	814,327
Interest-only strips	—	—	21,386	21,386
Total assets	$—	$1,709,012	$21,392	$1,730,404
Liabilities:
Forward foreign exchange contracts(1)	$—	$1,744	$—	$1,744
Total liabilities	$—	$1,744	$—	$1,744
Non-recurring Fair Value Measurements:
Loans	$—	$—	$72,287	$72,287
Other real estate owned:
Consumer	—	—	13,951	13,951
Commercial	—	—	85	85
Repossessed and returned assets	—	3,669	4,388	8,057
Total non-recurring fair value measurements	$—	$3,669	$90,711	$94,380

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the first quarter of 2018 or 2017.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Quarter Ended March 31, 2018:
Asset (liability) balance, beginning of period	$6	$3,356	$21,386	$223	$63	$(615)
Total net gains (losses) included in:
Net income	—	97	331	335	81	—
Other comprehensive income (loss)	—	—	777	—	—	—
Sales	—	(59,747)	—	—	—	—
Originations	—	65,355	3,299	—	—	—
Principal paydowns / settlements	(1)	(3)	(3,942)	—	—	77
Asset (liability) balance, end of period	$5	$9,058	$21,851	$558	$144	$(538)
At or For the Quarter Ended March 31, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	104	1,113	167	(453)	—
Other comprehensive income (loss)	—	—	(328)	—	—	—
Sales	—	(46,714)	—	—	—	—
Originations	—	43,479	1,347	—	—	—
Principal paydowns / settlements	(4)	(5)	(6,501)	—	—	78
Asset (liability) balance, end of period	$14	$3,362	$35,783	$464	$(92)	$(541)

Fair Value Option

TCF Bank originates first mortgage lien loans in its primary banking markets and sells the loans through a correspondent relationship. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair value of the loans held for sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale was as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Fair value carrying amount	$9,058	$3,356
Aggregate unpaid principal amount	8,911	3,268
Fair value carrying amount less aggregate unpaid principal	$147	$88

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at March 31, 2018 or December 31, 2017. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $1.6 million for the first quarter of 2018, compared with $1.1 million for the same period in 2017, and are included in net gains on sales of consumer real estate loans. This amount excludes the impact from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of consumer real estate loans.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2018 and December 31, 2017 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The following is a summary of the fair value classifications used for the financial instruments not recorded at fair value.

Investments The estimated fair value of investments in FHLB stock and Federal Reserve Bank stock is categorized as Level 2.

Debt Securities Held to Maturity The estimated fair value of mortgage-backed securities of U.S. Government sponsored enterprises and federal agencies is categorized as Level 2. The estimated fair value of other debt securities held to maturity is categorized as Level 3.

Loans Held for Sale The estimated fair value of loans held for sale is categorized as Level 3.

Loans The estimated fair value of loans is categorized as Level 3.

Securitization Receivable The estimated fair value of the securitization receivable is categorized as Level 3.

Deposits The estimated fair value of checking, savings and money market deposits is categorized as Level 1. The estimated fair value of certificates of deposit is categorized as Level 2. The intangible value of long-term relationships with depositors is not taken into account in the estimated fair values disclosed.

Long-term Borrowings The estimated fair value of TCF's long-term borrowings is categorized as Level 2.

Financial Instruments with Off-Balance Sheet Risk The estimated fair value of TCF's commitments to extend credit and standby letters of credit is categorized as Level 2.

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

	Carrying Amount	Estimated Fair Value at March 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$91,661	$—	$91,661	$—	$91,661
Debt securities held to maturity	158,099	—	155,696	2,800	158,496
Loans held for sale	50,075	—	—	51,654	51,654
Loans:
Consumer real estate	4,721,662	—	—	4,791,418	4,791,418
Commercial real estate	2,809,452	—	—	2,757,467	2,757,467
Commercial business	868,729	—	—	843,412	843,412
Equipment finance	2,220,591	—	—	2,174,558	2,174,558
Inventory finance	3,457,855	—	—	3,441,004	3,441,004
Auto finance	2,839,363	—	—	2,813,761	2,813,761
Other	19,854	—	—	18,517	18,517
Allowance for loan losses(1)	(167,703)	—	—	—	—
Securitization receivable(2)	19,242	—	—	18,702	18,702
Total financial instrument assets	$17,088,880	$—	$247,357	$16,913,293	$17,160,650
Financial instrument liabilities:
Deposits	$18,697,672	$13,702,036	$5,031,743	$—	$18,733,779
Long-term borrowings	1,457,976	—	1,461,557	—	1,461,557
Total financial instrument liabilities	$20,155,648	$13,702,036	$6,493,300	$—	$20,195,336
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$19,081	$—	$19,081	$—	$19,081
Standby letters of credit	(64)	—	(64)	—	(64)
Total financial instruments with off-balance sheet risk	$19,017	$—	$19,017	$—	$19,017

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$82,644	$—	$82,644	$—	$82,644
Debt securities held to maturity	161,576	—	162,826	2,800	165,626
Loans held for sale	134,752	—	—	139,458	139,458
Loans:
Consumer real estate	4,819,696	—	—	4,916,475	4,916,475
Commercial real estate	2,751,285	—	—	2,710,237	2,710,237
Commercial business	809,908	—	—	776,989	776,989
Equipment finance	2,300,479	—	—	2,260,692	2,260,692
Inventory finance	2,739,754	—	—	2,723,045	2,723,045
Auto finance	3,199,639	—	—	3,197,794	3,197,794
Other	22,517	—	—	21,129	21,129
Allowance for loan losses(1)	(171,041)	—	—	—	—
Securitization receivable(2)	19,179	—	—	18,595	18,595
Total financial instrument assets	$16,870,388	$—	$245,470	$16,767,214	$17,012,684
Financial instrument liabilities:
Deposits	$18,335,002	$13,352,731	$5,023,526	$—	$18,376,257
Long-term borrowings	1,249,449	—	1,255,333	—	1,255,333
Total financial instrument liabilities	$19,584,451	$13,352,731	$6,278,859	$—	$19,631,590
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$19,423	$—	$19,423	$—	$19,423
Standby letters of credit	(83)	—	(83)	—	(83)
Total financial instruments with off-balance sheet risk	$19,340	$—	$19,340	$—	$19,340

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Quarter Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$73,761	$46,278
Preferred stock dividends	4,106	4,847
Impact of preferred stock redemption (1)	3,481	—
Net income available to common stockholders	66,174	41,431
Less: Earnings allocated to participating securities	9	8
Earnings allocated to common stock	$66,165	$41,423
Weighted-average common shares outstanding for basic earnings per common share	168,507,448	167,902,615
Basic earnings per common share	$0.39	$0.25

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$66,165	$41,423
Weighted-average common shares outstanding used in basic earnings per common share calculation	168,507,448	167,902,615
Net dilutive effect of:
Non-participating restricted stock	721,353	436,442
Stock options	8,278	41,626
Warrants	760,067	149,051
Weighted-average common shares outstanding for diluted earnings per common share	169,997,146	168,529,734
Diluted earnings per common share	$0.39	$0.25

(1)
Represents the amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the Series B Preferred Stock that were reclassified to retained earnings on March 1, 2018, as the Company redeemed all outstanding Series B Preferred Stock.

For the first quarter of 2018 and 2017, there were 0.6 million and 0.5 million,respectively, of outstanding shares related to non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Note 15. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended March 31,
(In thousands)	2018	2017
Advertising and marketing	$7,297	$6,406
Professional fees	5,321	7,193
Outside processing	5,236	4,481
Card processing and issuance costs	4,457	4,109
FDIC insurance	4,070	3,959
Loan and lease processing	3,587	6,181
Severance	2,091	6,633
Other	26,760	25,254
Total other non-interest expense	$58,819	$64,216

Note 16. Business Segments

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. Enterprise Services is comprised of (i) corporate treasury, which includes TCF's investment and borrowing portfolios and management of capital, debt and market risks; (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, internal audit, legal and human capital management that provide services to the operating segments; (iii) the Holding Company and (iv) eliminations.

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable business segments follow GAAP as described in Note 1. Basis of Presentation, in Item 8. of TCF's 2017 Annual Report on Form 10-K, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation, and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended March 31, 2018:
Interest income:
Loans and leases	$109,760	$151,525	$(910)	$260,375
Debt securities available for sale	—	—	10,123	10,123
Debt securities held to maturity	—	23	996	1,019
Loans held for sale and other	2,057	21	1,667	3,745
Funds transfer pricing - credits	96,582	7,748	(104,330)	—
Total interest income	208,399	159,317	(92,454)	275,262
Interest expense:
Deposits	17,855	1,434	3,221	22,510
Borrowings	12,407	17,398	(20,252)	9,553
Funds transfer pricing - charges	38,229	44,885	(83,114)	—
Total interest expense	68,491	63,717	(100,145)	32,063
Net interest income	139,908	95,600	7,691	243,199
Provision for credit losses	8,889	2,479	—	11,368
Net interest income after provision for credit losses	131,019	93,121	7,691	231,831
Non-interest income:
Fees and service charges	28,597	2,154	—	30,751
Card revenue	13,750	9	—	13,759
ATM revenue	4,649	1	—	4,650
Subtotal	46,996	2,164	—	49,160
Gains on sales of consumer real estate loans, net	9,123	—	—	9,123
Servicing fee income	7,926	369	—	8,295
Subtotal	17,049	369	—	17,418
Leasing and equipment finance	—	41,847	—	41,847
Other	3,065	607	44	3,716
Fees and other revenue	67,110	44,987	44	112,141
Gains (losses) on debt securities, net	—	63	—	63
Total non-interest income	67,110	45,050	44	112,204
Non-interest expense:
Compensation and employee benefits	55,230	24,288	44,322	123,840
Occupancy and equipment	25,868	4,907	9,739	40,514
Other	76,100	28,645	(45,926)	58,819
Subtotal	157,198	57,840	8,135	223,173
Operating lease depreciation	—	17,274	—	17,274
Foreclosed real estate and repossessed assets, net	4,259	650	7	4,916
Other credit costs, net	9	608	—	617
Total non-interest expense	161,466	76,372	8,142	245,980
Income (loss) before income tax expense (benefit)	36,663	61,799	(407)	98,055
Income tax expense (benefit)	8,823	13,877	(1,069)	21,631
Income after income tax expense (benefit)	27,840	47,922	662	76,424
Income attributable to non-controlling interest	—	2,663	—	2,663
Preferred stock dividends	—	—	4,106	4,106
Impact of preferred stock redemption	—	—	3,481	3,481
Net income (loss) available to common stockholders	$27,840	$45,259	$(6,925)	$66,174
Revenues from external customers:
Interest income	$111,817	$150,659	$12,786	$275,262
Non-interest income	67,110	45,050	44	112,204
Total	$178,927	$195,709	$12,830	$387,466

Total assets	$8,325,213	$12,293,798	$2,766,041	$23,385,052

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended March 31, 2017:
Interest income:
Loans and leases	$97,233	$123,726	$(1,411)	$219,548
Debt securities available for sale	—	—	7,980	7,980
Debt securities held to maturity	—	28	1,252	1,280
Loans held for sale and other	12,600	22	877	13,499
Funds transfer pricing - credits	87,882	5,357	(93,239)	—
Total interest income	197,715	129,133	(84,541)	242,307
Interest expense:
Deposits	12,042	325	1,348	13,715
Borrowings	11,083	9,932	(14,537)	6,478
Funds transfer pricing - charges	34,273	31,234	(65,507)	—
Total interest expense	57,398	41,491	(78,696)	20,193
Net interest income (expense)	140,317	87,642	(5,845)	222,114
Provision for credit losses	5,351	6,842	—	12,193
Net interest income (expense) after provision for credit losses	134,966	80,800	(5,845)	209,921
Non-interest income:
Fees and service charges	29,509	1,773	—	31,282
Card revenue	13,150	—	—	13,150
ATM revenue	4,675	—	—	4,675
Subtotal	47,334	1,773	—	49,107
Gains on sales of auto loans, net	2,864	—	—	2,864
Gains on sales of consumer real estate loans, net	8,891	—	—	8,891
Servicing fee income	11,313	338	—	11,651
Subtotal	23,068	338	—	23,406
Leasing and equipment finance	—	28,298	—	28,298
Other	2,360	310	33	2,703
Fees and other revenue	72,762	30,719	33	103,514
Total non-interest income	72,762	30,719	33	103,514
Non-interest expense:
Compensation and employee benefits	61,220	22,433	40,645	124,298
Occupancy and equipment	25,668	4,896	9,036	39,600
Other	78,796	26,227	(40,807)	64,216
Subtotal	165,684	53,556	8,874	228,114
Operating lease depreciation	—	11,242	—	11,242
Foreclosed real estate and repossessed assets, net	3,579	688	282	4,549
Other credit costs, net	25	76	—	101
Total non-interest expense	169,288	65,562	9,156	244,006
Income (loss) before income tax expense (benefit)	38,440	45,957	(14,968)	69,429
Income tax expense (benefit)	13,510	15,068	(7,735)	20,843
Income (loss) after income tax expense (benefit)	24,930	30,889	(7,233)	48,586
Income attributable to non-controlling interest	—	2,308	—	2,308
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$24,930	$28,581	$(12,080)	$41,431
Revenues from external customers:
Interest income	$109,833	$122,365	$10,109	$242,307
Non-interest income	72,762	30,719	33	103,514
Total	$182,595	$153,084	$10,142	$345,821

Total assets	$8,876,967	$10,845,817	$2,113,784	$21,836,568

Note 17.  Litigation Contingencies

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau ("CFPB") which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

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

Note 18.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Quarter Ended March 31,
	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$(37,892)	$9,538	$(28,354)	$4,162	$(1,582)	$2,580
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	276	(69)	207	48	(18)	30
Other non-interest expense	437	(109)	328	257	(98)	159
Amounts reclassified from accumulated other comprehensive income (loss)	713	(178)	535	305	(116)	189
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(37,179)	9,360	(27,819)	4,467	(1,698)	2,769
Net unrealized gains (losses) on net investment hedges	2,137	(533)	1,604	(504)	191	(313)
Foreign currency translation adjustment(1)	(2,110)	—	(2,110)	581	—	581
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(12)	3	(9)	(12)	5	(7)
Total other comprehensive income (loss)	$(37,164)	$8,830	$(28,334)	$4,532	$(1,502)	$3,030

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended March 31, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(28,354)	1,604	(2,110)	—	(28,860)
Amounts reclassified from accumulated other comprehensive income (loss)	535	—	—	(9)	526
Net other comprehensive income (loss)	(27,819)	1,604	(2,110)	(9)	(28,334)
Balance, end of period	$(44,172)	$6,140	$(8,953)	$134	$(46,851)
At or For the Quarter Ended March 31, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	2,580	(313)	581	—	2,848
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	—	(7)	182
Net other comprehensive income (loss)	2,769	(313)	581	(7)	3,030
Balance, end of period	$(25,832)	$6,180	$(11,183)	$140	$(30,695)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At March 31, 2018, TCF Bank operated 318 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). Through its direct subsidiaries, TCF Bank provides a full range of consumer facing and commercial services, including providing consumer banking services, commercial banking services, commercial leasing and equipment financing and commercial inventory financing.

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

Net interest income, the difference between interest income earned on loans and leases, debt securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.4% of TCF's total revenue for the first quarter of 2018, compared with 68.2% for the same period in 2017. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. The significant components of non-interest income are from leasing and equipment finance and fees and service charges. The leasing and equipment finance business generates non-interest income primarily from operating leases and sales-type leases. Providing a wide range of consumer banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily secured by consumer real estate, which result in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the first quarter of 2018 and 2017 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of 39 cents for the first quarter of 2018, compared with 25 cents for the same period in 2017. The amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the 6.45% Series B non-cumulative perpetual preferred stock (the "Series B Preferred Stock") was reclassified to retained earnings and resulted in a non-cash, one-time reduction to net income available to common stockholders of $3.5 million utilized in the computation of earnings per common share and diluted earnings per common share. This lowered earnings per common share and diluted earnings per common share by 2 cents per share for the first quarter of 2018. TCF reported net income of $73.8 million for the first quarter of 2018, compared with $46.3 million for the same period in 2017.

Return on average assets on a fully tax-equivalent basis was 1.33% for the first quarter of 2018, compared with 0.90% for the same period in 2017. Total average assets were $23.1 billion for the first quarter of 2018, compared with $21.7 billion for the same period in 2017. Return on average common equity was 11.23% for the first quarter of 2018, compared with 7.64% for the same period in 2017. TCF reported net income available to common stockholders of $66.2 million for the first quarter of 2018, compared with $41.4 million for the same period in 2017. Total average common equity was $2.4 billion for the first quarter of 2018, compared with $2.2 billion for the same period in 2017.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income represented 68.4% of TCF's total revenue for the first quarter of 2018, compared with 68.2% for the same period in 2017. Net interest income was $243.2 million for the first quarter of 2018, compared with $222.1 million for the same period in 2017. Total interest income was $275.3 million for the first quarter of 2018, compared with $242.3 million for the same period in 2017. The increase in total interest income was primarily due to higher average balances and increased average yields on inventory finance loans and leasing and equipment finance loans and leases, as well as increased average yields and higher average balances of commercial loans. Total interest expense was $32.1 million for the first quarter of 2018, compared with $20.2 million for the same period in 2017. The increase was primarily due to increased average rates and higher average balances of certificates of deposit and increased average rates on long-term borrowings and savings accounts, partially offset by lower average balances of money market accounts.

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

Net interest margin was 4.59% for the first quarter of 2018, compared with 4.46% for the same period in 2017. The increase was primarily due to increased average yields on the variable- and adjustable-rate loan portfolios as a result of interest rate increases, partially offset by increased average rates and higher average balances of certificates of deposit and increased average rates on long-term borrowings and savings accounts. The average yield on interest-earning assets on a fully tax-equivalent basis was 5.19% for the first quarter of 2018, compared with 4.86% for the same period in 2017. Average interest-earning assets were $21.6 billion for the first quarter of 2018, compared with $20.4 billion for the same period in 2017. The average rate on interest-bearing liabilities on a fully tax-equivalent basis was 0.81% for the first quarter of 2018, compared with 0.54% for the same period in 2017. Average interest-bearing liabilities were $16.0 billion for the first quarter of 2018, compared with $15.2 billion for the same period in 2017.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$332,319	$2,776	3.38%	$286,519	$2,747	3.88%
Debt securities held to maturity	159,139	1,019	2.56	177,939	1,280	2.88
Debt securities available for sale:
Taxable	981,843	5,813	2.37	815,867	4,654	2.28
Tax-exempt(3)	821,642	5,456	2.66	640,826	5,117	3.19
Loans and leases held for sale	63,095	969	6.22	464,301	10,752	9.39
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,786,636	24,613	5.58	2,083,472	29,287	5.70
Variable- and adjustable-rate	3,012,036	45,881	6.18	2,945,529	40,239	5.54
Total consumer real estate	4,798,672	70,494	5.96	5,029,001	69,526	5.60
Commercial:
Fixed-rate	931,275	10,597	4.61	1,000,316	11,713	4.75
Variable- and adjustable-rate	2,669,745	33,160	5.04	2,302,575	24,391	4.30
Total commercial	3,601,020	43,757	4.93	3,302,891	36,104	4.43
Leasing and equipment finance	4,690,868	56,407	4.81	4,285,944	47,976	4.48
Inventory finance	3,128,290	51,195	6.64	2,696,787	39,451	5.93
Auto finance	3,020,187	39,285	5.28	2,714,862	27,771	4.15
Other	14,446	147	4.16	9,740	131	5.44
Total loans and leases	19,253,483	261,285	5.49	18,039,225	220,959	4.95
Total interest-earning assets	21,611,521	277,318	5.19	20,424,677	245,509	4.86
Other assets(5)	1,453,742			1,263,678
Total assets	$23,065,263			$21,688,355
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$2,182,780			$1,880,298
Small business	928,057			894,845
Commercial and custodial	634,908			626,081
Total non-interest bearing deposits	3,745,745			3,401,224
Interest-bearing deposits:
Checking	2,461,548	113	0.02	2,530,281	83	0.01
Savings	5,395,669	3,165	0.24	4,756,486	501	0.04
Money market	1,698,064	2,409	0.58	2,385,353	2,938	0.50
Certificates of deposit	4,998,133	16,823	1.36	4,033,143	10,193	1.02
Total interest-bearing deposits	14,553,414	22,510	0.63	13,705,263	13,715	0.41
Total deposits	18,299,159	22,510	0.50	17,106,487	13,715	0.33
Borrowings:
Short-term borrowings	3,952	19	1.99	4,628	7	0.65
Long-term borrowings	1,423,075	9,534	2.70	1,459,053	6,471	1.78
Total borrowings	1,427,027	9,553	2.70	1,463,681	6,478	1.78
Total interest-bearing liabilities	15,980,441	32,063	0.81	15,168,944	20,193	0.54
Total deposits and borrowings	19,726,186	32,063	0.66	18,570,168	20,193	0.44
Other liabilities	758,157			665,301
Total liabilities	20,484,343			19,235,469
Total TCF Financial Corp. stockholders' equity	2,557,729			2,431,755
Non-controlling interest in subsidiaries	23,191			21,131
Total equity	2,580,920			2,452,886
Total liabilities and equity	$23,065,263			$21,688,355
Net interest income and margin		$245,255	4.59		$225,316	4.46

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized.

(3)
The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21% and 35% for the first quarter of 2018 and 2017, respectively.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $281.9 million and $180.3 million for the first quarter of 2018 and 2017, respectively.

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

The composition of TCF's provision for credit losses was as follows:

	Quarter Ended March 31,				Change
(Dollars in thousands)	2018		2017		$	%
Consumer real estate	$2,104	18.5%	$(8,137)	(66.7)%	$10,241	N.M.
Commercial	(11)	(0.1)	3,669	30.1	(3,680)	N.M.
Leasing and equipment finance	1,996	17.6	1,386	11.4	610	44.0%
Inventory finance	512	4.5	1,965	16.1	(1,453)	(73.9)
Auto finance	6,253	55.0	12,857	105.4	(6,604)	(51.4)
Other	514	4.5	453	3.7	61	13.5
Total	$11,368	100.0%	$12,193	100.0%	$(825)	(6.8)
N.M. Not Meaningful.

TCF's provision for credit losses was $11.4 million for the first quarter of 2018, compared with $12.2 million for the same period in 2017. The decrease was primarily due to decreased provision for credit losses related to the auto finance, commercial and inventory finance portfolios, partially offset by an increased provision for credit losses related to the consumer real estate portfolio. The decrease in the provision for credit losses related to the auto finance portfolio was primarily due to run-off in the auto finance portfolio. The decrease in the provision for credit losses related to the commercial and inventory finance portfolios was primarily due to decreased reserve rates. The increase in the provision for credit losses related to the consumer real estate portfolio was primarily due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to the consumer real estate non-accrual loans that were sold.

Net loan and lease charge-offs for the first quarter of 2018 were $14.2 million, or 0.29% of average loans and leases (annualized), compared with $5.1 million, or 0.11% of average loans and leases (annualized), for the same period in 2017. The increase in net loan and lease charge-offs was primarily due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to the consumer real estate non-accrual loans that were sold and increased net charge-offs in the auto finance portfolio in the first quarter of 2018, partially offset by decreased net charge-offs in the commercial portfolio.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income

The components of non-interest income were as follows:

	Quarter Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Fees and service charges	$30,751	$31,282	$(531)	(1.7)%
Card revenue	13,759	13,150	609	4.6
ATM revenue	4,650	4,675	(25)	(0.5)
Subtotal	49,160	49,107	53	0.1
Gains on sales of auto loans, net	—	2,864	(2,864)	(100.0)
Gains on sales of consumer real estate loans, net	9,123	8,891	232	2.6
Servicing fee income	8,295	11,651	(3,356)	(28.8)
Subtotal	17,418	23,406	(5,988)	(25.6)
Leasing and equipment finance	41,847	28,298	13,549	47.9
Other	3,716	2,703	1,013	37.5
Fees and other revenue	112,141	103,514	8,627	8.3
Gains (losses) on debt securities, net	63	—	63	N.M.
Total non-interest income	$112,204	$103,514	$8,690	8.4
Total non-interest income as a percentage of total revenue	31.6%	31.8%
N.M. Not Meaningful.

Servicing Fee Income  Servicing fee income was $8.3 million on $4.5 billion of average loans and leases serviced for others for the first quarter of 2018, compared with $11.7 million on $5.6 billion of average loans and leases serviced for others for the same period in 2017. The decrease was primarily due to run-off in the auto finance loans serviced for others portfolio. Servicing fee income on auto finance loans serviced for others comprised $6.4 million of total servicing fee income for the first quarter of 2018, compared with $9.8 million for the same period in 2017. Average auto finance loans serviced for others were $1.8 billion for the first quarter of 2018, compared with $2.9 billion for the same period in 2017. Servicing fee income on consumer real estate loans serviced for others comprised $1.5 million of total servicing fee income on $2.4 billion of average consumer real estate loans serviced for others for the first quarter of 2018 and 2017.

Leasing and Equipment Finance Leasing and equipment finance non-interest income was $41.8 million for the first quarter of 2018, compared with $28.3 million for the same period in 2017. The increase was primarily due to an increase in operating lease revenue, mainly driven by the acquisition of a leasing company in the second quarter of 2017 and an increase in sales-type lease revenue.

Non-interest Expense

The components of non-interest expense were as follows:

	Quarter Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Compensation and employee benefits	$123,840	$124,298	$(458)	(0.4)%
Occupancy and equipment	40,514	39,600	914	2.3
Other	58,819	64,216	(5,397)	(8.4)
Subtotal	223,173	228,114	(4,941)	(2.2)
Operating lease depreciation	17,274	11,242	6,032	53.7
Foreclosed real estate and repossessed assets, net	4,916	4,549	367	8.1
Other credit costs, net	617	101	516	N.M.
Total non-interest expense	$245,980	$244,006	$1,974	0.8
N.M. Not Meaningful.

Other Non-interest Expense Other non-interest expense was $58.8 million for the first quarter of 2018, compared with $64.2 million for the same period in 2017. The decrease was primarily due to decreases in severance expense, loan and lease processing expense and professional fees, partially offset by increases in advertising and marketing expense and outside processing expense. See Note 15. Other Non-interest Expense of Notes to Consolidated Financial Statements for further information.

Operating Lease Depreciation Operating lease depreciation was $17.3 million for the first quarter of 2018, compared with $11.2 million for the same period in 2017. The increase was primarily due to an increase in leasing and equipment finance operating lease revenue related to the acquisition of a leasing company in the second quarter of 2017.

Income Taxes  Income tax expense was $21.6 million, or 22.1% of income before income tax expense, for the first quarter of 2018, compared with $20.8 million, or 30.0% of income before income tax expense, for the same period in 2017. The effective tax rates for the first quarter of 2018 and 2017 were impacted by $1.2 million and $2.0 million, respectively, of tax benefits related to stock compensation. The lower effective income tax rate for the first quarter of 2018 was primarily due to changes in the corporate statutory tax rate as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 ("Tax Reform").

No adjustments were made in the first quarter of 2018 to the provisional amounts recorded as of December 31, 2017 related to Tax Reform. These provisional amounts relate to TCF's deemed repatriation tax; like-kind-exchange program; the timing of payments associated with certain liabilities; reports, tax forms and forecasts from various partnership investments; grantor letters and tax forms from various trusts; and the results of detailed analyses of information associated with several deferred tax items. TCF will obtain, prepare and continue to analyze the provisional information during the measurement period, up to and including the period in which it files its 2017 consolidated federal income tax return. TCF may adjust these provisional amounts during the measurement period.

Reportable Segment Results

The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 16. Business Segments of Notes to Consolidated Financial Statements for further information regarding net income (loss), revenues and assets for each of TCF's reportable segments.

Consumer Banking

Consumer Banking is comprised of all of the Company's consumer-facing businesses and includes retail banking, consumer real estate and auto finance. TCF's consumer banking strategy is primarily to generate deposits and originate high credit quality secured consumer real estate loans for investment and for sale. Effective December 1, 2017, the Company discontinued auto loan originations. TCF will continue to service existing auto loans on its balance sheet and those serviced for others. Deposits are generated from consumers and small businesses to provide a source of low cost funds, with a focus on building and maintaining quality customer relationships. The Consumer Banking reportable segment generates a significant portion of the Company's net interest income and non-interest income from fees and service charges, card revenue, gains on sales of loans and servicing fee income and incurs a significant portion of the Company's provision for credit losses and non-interest expense.

Consumer Banking generated net income available to common stockholders of $27.8 million for the first quarter of 2018, compared with $24.9 million for the same period in 2017.

Consumer Banking provision for credit losses was $8.9 million for the first quarter of 2018, compared with $5.4 million for the same period in 2017. The increase was primarily due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to the consumer real estate non-accrual loans that were sold, partially offset by run-off in the auto finance portfolio.

Consumer Banking non-interest income was $67.1 million for the first quarter of 2018, compared with $72.8 million for the same period in 2017. The decrease was primarily due to decreased servicing fee income related to auto finance loans serviced for others and the discontinuation of sales of auto finance loans. Servicing fee income was $7.9 million for the first quarter of 2018, compared with $11.3 million for the same period in 2017. Servicing fee income on auto finance loans serviced for others comprised $6.4 million of total servicing fee income for the first quarter of 2018, compared with $9.8 million for the same period in 2017. Average auto finance loans serviced for others were $1.8 billion for the first quarter of 2018, compared with $2.9 billion for the same period in 2017. Servicing fee income on consumer real estate loans serviced for others comprised $1.5 million of total servicing fee income on $2.4 billion of average consumer real estate loans serviced for others for the first quarter of 2018 and 2017.

Consumer Banking non-interest expense was $161.5 million for the first quarter of 2018, compared with $169.3 million for the same period in 2017. The decrease was primarily due to lower compensation and employee benefits expense as a result of lower headcount in auto finance and a decrease in other non-interest expense. The decrease in other non-interest expense was primarily due to decreases in severance expense in the auto finance business and lower loan and lease processing expense, partially offset by higher allocations from Enterprise Services primarily related to information technology and human capital management initiatives, as well as higher advertising and marketing expense and higher outside processing expense.

Wholesale Banking

Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $45.3 million for the first quarter of 2018, compared with $28.6 million for the same period in 2017.

Wholesale Banking net interest income was $95.6 million for the first quarter of 2018, compared with $87.6 million for the same period in 2017. Total interest income attributable to the Wholesale Banking segment was $159.3 million for the first quarter of 2018, compared with $129.1 million for the same period in 2017. The increase was primarily due to higher average balances and increased average yields on inventory finance loans and leasing and equipment finance loans and leases, as well as increased average yields and higher average balances of commercial loans. Total interest expense attributable to the Wholesale Banking segment was $63.7 million for the first quarter of 2018, compared with $41.5 million for the same period in 2017. The increase was primarily due to higher funds transfer pricing charges and higher interest expense on inter-company borrowings driven by an increase in loans and leases and an increase in interest rates on inter-company borrowings.

Wholesale Banking provision for credit losses was $2.5 million for the first quarter of 2018, compared with $6.8 million for the same period in 2017. The decrease was primarily due to decreased reserve rates for the commercial and inventory finance portfolios.

Wholesale Banking non-interest income was $45.1 million for the first quarter of 2018, compared with $30.7 million for the same period in 2017. The increase was primarily due to an increase in leasing and equipment finance non-interest income attributable to operating lease revenue mainly driven by the acquisition of a leasing company in the second quarter of 2017 and an increase in sales-type lease revenue.

Wholesale Banking non-interest expense was $76.4 million for the first quarter of 2018, compared with $65.6 million for the same period in 2017. The increase was primarily due to an increase in operating lease depreciation related to an increase in leasing and equipment finance operating lease revenue mainly driven by the acquisition of a leasing company in the second quarter of 2017 and an increase in other non-interest expense. The increase in other non-interest expense was primarily due to higher allocations from Enterprise Services primarily related to information technology initiatives.

Enterprise Services

Enterprise Services is comprised of (i) corporate treasury, which includes the Company's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, internal audit, legal and human capital management that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations. The Company's investment portfolio accounts for the earning assets within this segment. Borrowings may be used to offset reductions in deposits or to support lending activities. This segment also includes residual revenues and expenses representing the difference between actual amounts incurred by Enterprise Services and amounts allocated to the operating segments, including interest rate risk residuals such as funds transfer pricing mismatches.

Enterprise Services generated a net loss available to common stockholders of $6.9 million for the first quarter of 2018, compared with $12.1 million for the same period in 2017.

Enterprise Services net interest income was $7.7 million for the first quarter of 2018, compared with net interest expense of $5.8 million for the same period in 2017. The increase was primarily due to a decrease in funds transfer pricing mismatches as a result of rising interest rates and an increase in interest income attributable to higher average balances of debt securities available for sale, partially offset by an increase in interest expense primarily due to increased average rates on long-term borrowings.

Enterprise Services non-interest expense was $8.1 million for the first quarter of 2018, compared with $9.2 million for the same period in 2017. The decrease was primarily due to an increase in allocated other non-interest expense to the Consumer Banking and Wholesale Banking segments and a decrease in professional fees, partially offset by increased compensation and employee benefits expense.

Consolidated Financial Condition Analysis

Debt Securities Available for Sale and Debt Securities Held to Maturity Total debt securities available for sale were $2.0 billion at March 31, 2018, compared with $1.7 billion at December 31, 2017. TCF's debt securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and obligations of states and political subdivisions. TCF may, from time to time, sell debt securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total debt securities held to maturity were $158.1 million at March 31, 2018, compared with $161.6 million at December 31, 2017. TCF's debt securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by Fannie Mae.

The amortized cost, fair value and fully tax-equivalent yield of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The remaining contractual principal maturities do not consider possible prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At March 31, 2018			At December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Debt securities available for sale:
Mortgage-backed securities:
Due in one year or less	$5	$5	1.96%	$6	$6	1.98%
Due in 5-10 years	104,677	102,031	2.02	82,842	82,046	2.04
Due after 10 years	1,066,836	1,039,621	2.55	825,347	812,639	2.32
Obligations of states and political subdivisions:
Due in 1-5 years	29,294	29,201	2.47	15,178	15,312	2.97
Due in 5-10 years	453,433	445,675	2.60	431,494	435,821	3.14
Due after 10 years	347,569	337,713	2.72	363,487	363,194	3.29
Total debt securities available for sale	$2,001,814	$1,954,246	2.56	$1,718,354	$1,709,018	2.72

Debt securities held to maturity:
Mortgage-backed securities:
Due in 5-10 years	$18	$21	6.50%	$—	$—	—%
Due after 10 years	155,281	155,675	2.55	158,776	162,826	2.55
Other securities:
Due in one year or less	1,000	1,000	3.00	1,000	1,000	3.00
Due in 1-5 years	1,400	1,400	3.21	1,400	1,400	3.21
Due in 5-10 years	400	400	3.00	400	400	3.00
Total debt securities held to maturity	$158,099	$158,496	2.56	$161,576	$165,626	2.56

See Note 4. Debt Securities Available for Sale and Debt Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's securities available for sale and securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At March 31, 2018		At December 31, 2017		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$1,878,441	9.7%	$1,959,387	10.3%	$(80,946)	(4.1)%
Junior lien	2,843,221	14.7	2,860,309	15.0	(17,088)	(0.6)
Total consumer real estate	4,721,662	24.4	4,819,696	25.2	(98,034)	(2.0)
Commercial:
Commercial real estate	2,809,452	14.5	2,751,285	14.4	58,167	2.1
Commercial business	868,729	4.5	809,908	4.2	58,821	7.3
Total commercial	3,678,181	19.0	3,561,193	18.6	116,988	3.3
Leasing and equipment finance	4,666,239	24.1	4,761,661	24.9	(95,422)	(2.0)
Inventory finance	3,457,855	17.8	2,739,754	14.3	718,101	26.2
Auto finance	2,839,363	14.6	3,199,639	16.7	(360,276)	(11.3)
Other	19,854	0.1	22,517	0.3	(2,663)	(11.8)
Total loans and leases	$19,383,154	100.0%	$19,104,460	100.0%	$278,694	1.5

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $1.9 billion of first mortgage lien loans and $2.8 billion of junior lien loans at March 31, 2018, compared with $2.0 billion and $2.9 billion, respectively, at December 31, 2017. The decrease in the consumer real estate portfolio was primarily due to run-off in the first mortgage lien portfolio and lower originations. Loans are originated for investment and for sale. Consumer real estate originations were $432.5 million for the first quarter of 2018, compared with $495.1 million for the same period in 2017. TCF sold $266.3 million of consumer real estate loans in the first quarter of 2018, compared with $379.4 million for the same period in 2017. At March 31, 2018, 60.1% of the consumer real estate portfolio was in TCF's primary banking markets, compared with 61.5% at December 31, 2017. At March 31, 2018, 62.9% of the consumer real estate portfolio carried a variable or adjustable rate generally tied to the prime rate, compared with 62.2% at December 31, 2017. At March 31, 2018, 41.3% of TCF's consumer real estate loans consisted of closed-end loans, compared with 42.2% at December 31, 2017. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 738 at both March 31, 2018 and December 31, 2017. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 734 at March 31, 2018, compared with 736 at December 31, 2017.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At March 31, 2018, 69.1% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of 0.05%.

The consumer real estate junior lien portfolio was comprised of $2.6 billion of home equity lines of credit ("HELOCs") and $196.5 million of amortizing consumer real estate junior lien mortgage loans at March 31, 2018, compared with $2.7 billion and $206.2 million, respectively, at December 31, 2017. At both March 31, 2018 and December 31, 2017, $2.3 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period. All consumer real estate junior lien HELOCs at both periods were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2018, $376.9 million of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years, compared with $400.4 million at December 31, 2017. At March 31, 2018, 15.6% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 66.7% of total lines of credit at March 31, 2018, compared with 66.9% at December 31, 2017.

Commercial The commercial portfolio consisted of $2.8 billion of commercial real estate loans and $868.7 million of commercial business loans at March 31, 2018, compared with $2.8 billion and $809.9 million, respectively, at December 31, 2017. Total commercial originations were $537.5 million for the first quarter of 2018, compared with $405.0 million for the same period in 2017. At March 31, 2018, 73.9% of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets, compared with 74.7% at December 31, 2017. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at March 31, 2018 and December 31, 2017. At March 31, 2018, variable- and adjustable-rate loans represented 74.9% of total commercial loans outstanding, compared with 73.5% at December 31, 2017.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.4 billion of leases and $2.2 billion of loans at March 31, 2018, compared with $2.5 billion and $2.3 billion, respectively, at December 31, 2017. The decrease in the leasing and equipment finance portfolio was primarily due to payments received outpacing originations. Leasing and equipment finance originations (excluding loan and lease purchases) were $432.8 million for the first quarter of 2018, compared with $406.0 million for the same period in 2017. Leasing and equipment finance originations include operating lease originations. The uninstalled backlog of approved transactions was $629.9 million at March 31, 2018, compared with $506.4 million at December 31, 2017.

Inventory Finance The inventory finance portfolio consisted of $3.5 billion of loans at March 31, 2018, compared with $2.7 billion at December 31, 2017. The increase was primarily due to a seasonally higher balance in the lawn and garden marketing segment and strong originations. Inventory finance originations were $2.4 billion for the first quarter of 2018, compared with $1.8 billion for the same period in 2017. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 11,100 active dealers at March 31, 2018, compared with more than 10,900 active dealers at December 31, 2017.

Auto Finance The auto finance portfolio consisted of $2.8 billion of loans at March 31, 2018, compared with $3.2 billion at December 31, 2017. The decrease was primarily due to the discontinuation of auto finance loan originations effective December 1, 2017 and run-off. There were no auto finance loan originations in the first quarter of 2018, compared with $863.2 million for the same period in 2017. TCF did not sell any auto finance loans in the first quarter of 2018, compared with $250.6 million for the same period in 2017. The auto finance portfolio consisted of 19.9% new auto finance loans and 80.1% used auto finance loans at both March 31, 2018 and December 31, 2017.

Credit Quality  The following summarizes TCF's loan and lease portfolio based on the credit quality factors that TCF believes are the most important and should be considered to understand the overall condition of the portfolio.

Past Due Loans and Leases  Over 60-day delinquent loans and leases by type, excluding non-accrual loans and leases, were as follows. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-End Loans and Leases(1)
Consumer real estate:
First mortgage lien	$4,248	0.23%	$4,666	0.25%
Junior lien	1,601	0.06	1,268	0.04
Total consumer real estate	5,849	0.13	5,934	0.13
Commercial	—	—	1	—
Leasing and equipment finance	5,184	0.11	6,389	0.14
Inventory finance	45	—	208	0.01
Auto finance	6,739	0.24	9,077	0.28
Other	48	0.24	9	0.04
Subtotal	17,865	0.09	21,618	0.11
Portfolios acquired with deteriorated credit quality	1,176	12.95	1,561	13.18
Total	$19,041	0.10	$23,179	0.12

(1)	Excludes non-accrual loans and leases.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At March 31, 2018
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$87,314	$33,531	$120,845
Commercial	6,843	4,807	11,650
Leasing and equipment finance	7,365	1,691	9,056
Inventory finance	—	371	371
Auto finance	3,549	5,296	8,845
Other	3	1	4
Total	$105,074	$45,697	$150,771
Over 60-day delinquency as a percentage of total accruing TDR loans	0.08%	N.A	N.A
N.A. Not Applicable.

	At December 31, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$88,092	$34,282	$122,374
Commercial	12,249	83	12,332
Leasing and equipment finance	10,263	1,413	11,676
Inventory finance	—	476	476
Auto finance	3,464	5,351	8,815
Other	3	1	4
Total	$114,071	$41,606	$155,677
Over 60-day delinquency as a percentage of total accruing TDR loans	0.36%	N.A	N.A
N.A. Not Applicable.

Total TDR loans were $150.8 million at March 31, 2018, compared with $155.7 million at December 31, 2017. Accruing TDR loans were $105.1 million at March 31, 2018, compared with $114.1 million at December 31, 2017. The decrease was primarily due to the transfer of one commercial business accruing TDR loan to non-accrual status and a decrease in leasing and equipment finance accruing TDRs. Non-accrual TDR loans were $45.7 million at March 31, 2018, compared with $41.6 million at December 31, 2017. The increase was primarily due to the transfer of one commercial business accruing TDR loan to non-accrual status.

TCF modifies loans through reductions in interest rates, extension of payment dates, term extensions or term extensions with a reduction of contractual payments, but generally not through reductions of principal.

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans, and therefore are not included in the table above. Additionally, loan modifications to troubled borrowers are not reported as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies.

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At March 31, 2018, 72.3% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans for the first quarter of 2018, yielding 4.2%, by modifying the loans to qualified customers instead of foreclosing on the property. At March 31, 2018, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans. TDR loans for the remaining classes of financing receivables were not material at March 31, 2018.

See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Non-accrual loans and leases:
Consumer real estate	$84,237	$83,224
Commercial	11,401	6,785
Leasing and equipment finance	19,968	17,089
Inventory finance	3,621	4,116
Auto finance	7,199	7,366
Other	2	2
Total non-accrual loans and leases	126,428	118,582
Other real estate owned:
Consumer real estate	16,486	17,907
Commercial real estate	693	318
Total other real estate owned	17,179	18,225
Total non-accrual loans and leases and other real estate owned	$143,607	$136,807

Non-accrual loans and leases as a percentage of total loans and leases	0.65%	0.62%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.74	0.72

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	132.65	144.24

Non-accrual loans and leases were $126.4 million at March 31, 2018, compared with $118.6 million at December 31, 2017. The increase was primarily due to increases in commercial business and leasing and equipment finance non-accrual loans and leases. The increase in commercial business non-accrual loans was due to the transfer of three loans to non-accrual status during the quarter. Other real estate owned was $17.2 million at March 31, 2018, compared with $18.2 million at December 31, 2017. See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

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

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended March 31, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$83,224	$6,785	$17,089	$4,116	$7,366	$2	$118,582
Additions	13,800	4,636	10,485	2,916	2,614	11	34,462
(Charge-offs) recoveries	(1,387)	1	(1,481)	(462)	(596)	34	(3,891)
Transfers to other assets	(5,196)	—	(1,707)	(962)	(592)	—	(8,457)
Return to accrual status	(2,698)	—	(1,225)	(412)	—	—	(4,335)
Payments received	(3,542)	(698)	(3,193)	(1,537)	(1,593)	(45)	(10,608)
Other, net	36	677	—	(38)	—	—	675
Balance, end of period	$84,237	$11,401	$19,968	$3,621	$7,199	$2	$126,428

Loan and Lease Credit Classifications TCF assesses the risk of its loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Loan and lease credit classifications are an additional characteristic monitored in the overall credit risk process. Loan and lease credit classifications are derived from standard regulatory rating definitions which include: non-classified (pass and special mention) and classified (substandard and doubtful). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and regulatory classification were as follows:

	At March 31, 2018
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,611,789	$18,037	$91,836	$—	$4,721,662
Commercial	3,566,472	47,680	64,029	—	3,678,181
Leasing and equipment finance	4,586,354	38,783	41,102	—	4,666,239
Inventory finance	3,247,364	139,543	70,948	—	3,457,855
Auto finance	2,821,035	528	17,800	—	2,839,363
Other	19,804	—	50	—	19,854
Total loans and leases	$18,852,818	$244,571	$285,765	$—	$19,383,154

	At December 31, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,706,493	$22,075	$91,128	$—	$4,819,696
Commercial	3,452,837	42,729	65,627	—	3,561,193
Leasing and equipment finance	4,681,488	40,252	39,921	—	4,761,661
Inventory finance	2,553,028	116,312	70,414	—	2,739,754
Auto finance	3,180,807	551	18,281	—	3,199,639
Other	22,507	—	10	—	22,517
Total loans and leases	$18,597,160	$221,919	$285,381	$—	$19,104,460

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

The Company considers the allowance for loan and lease losses of $167.7 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2018. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At March 31, 2018		At December 31, 2017
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$26,077	1.39%	$26,698	1.36%
Junior lien	21,608	0.76	20,470	0.72
Consumer real estate	47,685	1.01	47,168	0.98
Commercial:
Commercial real estate	20,766	0.74	24,842	0.90
Commercial business	16,432	1.89	12,353	1.53
Total commercial	37,198	1.01	37,195	1.04
Leasing and equipment finance	23,182	0.50	22,528	0.47
Inventory finance	13,253	0.38	13,233	0.48
Auto finance	45,822	1.61	50,225	1.57
Other	563	2.84	692	3.07
Total allowance for loan and lease losses	167,703	0.87	171,041	0.90
Other credit loss reserves:
Reserves for unfunded commitments	2,001	N.A.	1,479	N.A.
Total credit loss reserves	$169,704	0.88	$172,520	0.90
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

TCF Bank had $245.9 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2018, compared with $242.6 million at December 31, 2017. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.4 billion at March 31, 2018, compared with $1.2 billion at December 31, 2017. In addition, TCF held unencumbered obligations of states and political subdivisions of $812.6 million at March 31, 2018, compared with $814.3 million at December 31, 2017.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.3 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2018 as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations and purchases and equipment purchases for lease financing, are the primary uses of TCF's funds.

TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $0.8 million (USD) outstanding under the line of credit with the counterparty at March 31, 2018 and no outstanding borrowings at December 31, 2017.

Deposits  Deposits were $18.7 billion at March 31, 2018, compared with $18.3 billion at December 31, 2017. The increase was primarily due to growth in savings and checking account balances, partially offset by a decrease in money market balances.

Non-interest bearing checking accounts represented 21.4% of total deposits at March 31, 2018, compared with 20.0% of total deposits at December 31, 2017. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.50% at March 31, 2018, compared with 0.38% at December 31, 2017. The increase was primarily due to increased rates on certificates of deposit and savings accounts as a result of rising interest rates.

Certificates of deposit were $5.0 billion at March 31, 2018 and December 31, 2017. The maturities of certificates of deposit with denominations equal to or greater than $100,000 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at March 31, 2018
Maturity:
Three months or less	$347,012
Over three through six months	481,591
Over six through 12 months	942,581
Over 12 months	700,822
Total	$2,472,006

Borrowings  Borrowings were $1.5 billion at March 31, 2018, compared with $1.2 billion at December 31, 2017. Historically, TCF has borrowed primarily from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

See Note 7. Long-term Borrowings of Notes to Consolidated Financial Statements and Liquidity Management for further information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs for growth, as well as asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at March 31, 2018 and December 31, 2017. See Note 9. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity was $2.6 billion, or 10.9% of total assets, at March 31, 2018, compared with $2.7 billion, or 11.7% of total assets, at December 31, 2017.

Preferred Stock  Preferred stock was $169.3 million at March 31, 2018, compared with $265.8 million at December 31, 2017. The decrease was due to the redemption of all 4,000,000 shares of the outstanding Series B Preferred Stock on March 1, 2018.

At March 31, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

Common Stock TCF repurchased 2,567,171 shares of its common stock in the first quarter of 2018 at an average cost of $22.45 per share pursuant to its share repurchase program. At March 31, 2018, TCF had the authority to repurchase an additional $83.2 million in aggregate value of shares pursuant to its stock repurchase program authorized by its Board of Directors on November 27, 2017. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. This authorization may be commenced or suspended at any time or from time to time.

Dividends to common stockholders on a per share basis were 15.0 cents for the first quarter of 2018, compared with 7.5 cents for the same period in 2017. TCF's common dividend payout ratio was 38.5% for the first quarter of 2018, compared with 30.0% for the same period in 2017. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Total common stockholders' equity was $2.4 billion, or 10.06% of total assets, at March 31, 2018, compared with $2.4 billion, or 10.42% of total assets, at December 31, 2017. Tangible common equity was $2.2 billion, or 9.37% of total tangible assets, at March 31, 2018, compared with $2.2 billion, or 9.72% of total tangible assets, at December 31, 2017. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less non-controlling interest in subsidiaries, preferred stock, goodwill and other intangible assets. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At March 31, 2018	At December 31, 2017
Computation of tangible common equity to tangible assets:
Total equity		$2,550,950	$2,680,584
Less: Non-controlling interest in subsidiaries		28,437	17,827
Total TCF Financial Corporation stockholders' equity		2,522,513	2,662,757
Less: Preferred stock		169,302	265,821
Total common stockholders' equity	(a)	2,353,211	2,396,936
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		23,112	23,687
Tangible common equity	(b)	$2,175,342	$2,218,492
Total assets	(c)	$23,385,052	$23,002,159
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		23,112	23,687
Tangible assets	(d)	$23,207,183	$22,823,715

Common equity to assets	(a) / (c)	10.06%	10.42%
Tangible common equity to tangible assets	(b) / (d)	9.37%	9.72%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity debt securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. The adoption of this ASU will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in GAAP and may result in a material impact to our consolidated financial statements. The impact of the ASU will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement the ASU and is in the process of assessing its current processes and determining future methodologies to be used upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leverage leases from Accounting Standards Codification ("ASC") 840 into ASC 842. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which amends the new lease guidance to add an optional transition practical expedient that permits an entity to continue applying its current accounting policy for land easements that exist or expire before Topic 842's effective date. The adoption of these ASUs will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an initial evaluation of TCF's leasing contracts and activities. Management has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. As a lessee, TCF had $158.6 million in total future minimum lease payments for operating leases as of December 31, 2017. Management is developing the methodologies and processes to estimate and account for the right-of-use assets and lease liabilities, which is based on the present value of future lease payments. The adoption of this guidance is not expected to result in a material change to lessee expense recognition. While there are limited changes to lessor accounting, there are certain implementation questions whose resolution may result in changes in recognition and measurement from current practice. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

Forward-looking Information

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions; Competitive Conditions; Credit and Other Risks. Deterioration in general economic and banking industry conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment; adverse economic, business and competitive developments such as shrinking interest margins, reduced demand for financial services and loan and lease products, deposit outflows, increased deposit costs due to competition for deposit growth and evolving payment system developments, deposit account attrition or an inability to increase the number of deposit accounts; customers completing financial transactions without using a bank; adverse changes in credit quality and other risks posed by TCF's loan, lease, investment, debt securities held to maturity and debt securities available for sale portfolios, including declines in commercial or residential real estate values, changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements, or the inability of home equity line borrowers to make increased payments caused by increased interest rates or amortization of principal; deviations from estimates of prepayment rates and fluctuations in interest rates that result in decreases in the value of assets such as interest-only strips that arise in connection with TCF's loan sales activity; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; the effect of any negative publicity; the effects of man-made and natural disasters, including fires, floods, tornadoes, hurricanes, acts of terrorism, civil disturbances and environmental damage, which may negatively affect our operations and/or our customers.

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau ("CFPB") and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, restrictions on arbitration or new restrictions on loan and lease products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; governmental regulations or judicial actions affecting the security interests of creditors; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act, which may result in regulatory enforcement action including monetary penalties; increased health care costs including those resulting from health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (from fraudulent checks, stolen debit card information, etc.) may increase; failure to keep pace with technological change, such as by failing to develop and maintain technology necessary to satisfy customer demands and prevent cyber-attacks, costs and possible disruptions related to upgrading systems or cyber-attacks; the failure to attract and retain key employees.

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

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2018		December 31, 2017
Immediate Change in Interest Rates:
+200 basis points	$94.4	9.5%	$97.5	10.1%
+100 basis points	51.7	5.2	53.1	5.5

As of March 31, 2018, approximately 64% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 63% of TCF's deposit balances were low or no cost deposits. TCF believes that the mix of assets repricing compared with low or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau ("CFPB") which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Except as discussed below, based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On January 19, 2017, the CFPB filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. In its complaint, the CFPB seeks, among other relief, redress for consumers, injunctive relief and unspecified penalties. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the CFPB. In its ruling, the Court granted TCF Bank's motion to dismiss the CFPB's Regulation E claims and also dismissed the CFPB's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. The Court did not grant TCF Bank's motion to dismiss CFPA claims for periods on or after July 21, 2011. TCF Bank rejects the claims made by the CFPB in its complaint and intends to continue to vigorously defend against the CFPB's allegations. However, the ultimate resolution of this lawsuit and any other proceeding, action or matter arising from the same or similar facts or practices is uncertain and this lawsuit and any other such proceedings, actions or matters may result in costs, losses, fines, penalties, restitution, injunctive relief, changes to our business practices and regulatory scrutiny, enforcement or restrictions which, individually or in the aggregate, could have a material adverse effect on our reputation, results of operations, cash flows, financial position, ability to offer certain products and business and prospects generally.

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the quarter ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 to January 31, 2018
Share repurchase program(1)	59,980	$21.36	59,980	$139,562,105
Employee transactions(2)	193,895	$21.69	N.A.	N.A.
February 1 to February 28, 2018
Share repurchase program(1)	1,138,165	$21.86	1,138,165	$114,683,014
Employee transactions(2)	—	$—	N.A.	N.A.
March 1 to March 31, 2018
Share repurchase program(1)	1,369,026	$22.99	1,369,026	$83,209,281
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	2,567,171	$22.45	2,567,171	$83,209,281
Employee transactions(2)	193,895	$21.69	N.A.	N.A.
 N.A. Not Applicable.

(1)
The current share repurchase authorization was approved by the Board of Directors and announced in a press release on November 27, 2017. The authorization was for a repurchase of up to $150.0 million in aggregate value of shares of TCF's common stock. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. Repurchases under this authorization may be commenced or suspended at any time or from time to time.

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
(Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 3, 2018

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Index to Exhibits for Form 10-Q

Exhibit Number	Description
3.1#	Amended and Restated Certificate of Incorporation of TCF Financial Corporation
10.1	Form of Change in Control Severance Agreement [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed March 2, 2018 (No. 18662196)]
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein