Form 10-Q
period 2018-06-30
TCF FINANCIAL CORP
filed 2018-08-03
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2018
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
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 27, 2018
Common Stock, $.01 par value	167,691,547 shares

Part I - Financial Information

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At June 30, 2018	At December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$581,876	$621,782
Investments	95,661	82,644
Debt securities held to maturity	155,962	161,576
Debt securities available for sale	2,249,784	1,709,018
Loans and leases held for sale	291,871	134,862
Loans and leases:
Consumer real estate:
First mortgage lien	1,800,885	1,959,387
Junior lien	2,830,029	2,860,309
Total consumer real estate	4,630,914	4,819,696
Commercial	3,706,401	3,561,193
Leasing and equipment finance	4,648,049	4,761,661
Inventory finance	3,005,165	2,739,754
Auto finance	2,603,260	3,199,639
Other	20,957	22,517
Total loans and leases	18,614,746	19,104,460
Allowance for loan and lease losses	(165,619)	(171,041)
Net loans and leases	18,449,127	18,933,419
Premises and equipment, net	430,956	421,549
Goodwill, net	154,757	154,757
Other assets	774,468	782,552
Total assets	$23,184,462	$23,002,159
Liabilities and Equity:
Deposits:
Checking	$6,408,174	$6,300,127
Savings	5,570,979	5,287,606
Money market	1,562,008	1,764,998
Certificates of deposit	4,822,112	4,982,271
Total deposits	18,363,273	18,335,002
Short-term borrowings	761	—
Long-term borrowings	1,554,569	1,249,449
Total borrowings	1,555,330	1,249,449
Accrued expenses and other liabilities	761,281	737,124
Total liabilities	20,679,884	20,321,575
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
7,000 and 4,007,000 shares issued	169,302	265,821
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
173,522,007 and 172,158,449 shares issued	1,735	1,722
Additional paid-in capital	877,364	877,217
Retained earnings, subject to certain restrictions	1,649,449	1,577,311
Accumulated other comprehensive income (loss)	(52,811)	(18,517)
Treasury stock at cost, 5,837,036 and 489,030 shares and other	(164,107)	(40,797)
Total TCF Financial Corporation stockholders' equity	2,480,932	2,662,757
Non-controlling interest in subsidiaries	23,646	17,827
Total equity	2,504,578	2,680,584
Total liabilities and equity	$23,184,462	$23,002,159

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans and leases	$269,280	$234,092	$529,655	$453,640
Debt securities available for sale	12,516	8,052	22,639	16,032
Debt securities held to maturity	998	1,035	2,017	2,315
Loans held for sale and other	3,529	5,338	7,274	18,837
Total interest income	286,323	248,517	561,585	490,824
Interest expense:
Deposits	23,953	14,436	46,463	28,151
Borrowings	11,571	6,920	21,124	13,398
Total interest expense	35,524	21,356	67,587	41,549
Net interest income	250,799	227,161	493,998	449,275
Provision for credit losses	14,236	19,446	25,604	31,639
Net interest income after provision for credit losses	236,563	207,715	468,394	417,636
Non-interest income:
Fees and service charges	32,670	32,733	63,421	64,015
Card revenue	14,962	14,154	28,721	27,304
ATM revenue	4,933	5,061	9,583	9,736
Subtotal	52,565	51,948	101,725	101,055
Gains on sales of auto loans, net	—	380	—	3,244
Gains on sales of consumer real estate loans, net	7,192	8,980	16,315	17,871
Servicing fee income	7,484	10,730	15,779	22,381
Subtotal	14,676	20,090	32,094	43,496
Leasing and equipment finance	42,904	39,830	84,751	68,128
Other	3,934	2,795	7,650	5,498
Fees and other revenue	114,079	114,663	226,220	218,177
Gains (losses) on debt securities, net	24	—	87	—
Total non-interest income	114,103	114,663	226,307	218,177
Non-interest expense:
Compensation and employee benefits	120,575	115,630	244,415	239,928
Occupancy and equipment	40,711	38,965	81,225	78,565
Other	89,084	61,363	147,903	125,579
Subtotal	250,370	215,958	473,543	444,072
Operating lease depreciation	17,945	12,466	35,219	23,708
Foreclosed real estate and repossessed assets, net	3,857	4,639	8,773	9,188
Other credit costs, net	(133)	24	484	125
Total non-interest expense	272,039	233,087	518,019	477,093
Income before income tax expense	78,627	89,291	176,682	158,720
Income tax expense	16,418	25,794	38,049	46,637
Income after income tax expense	62,209	63,497	138,633	112,083
Income attributable to non-controlling interest	3,460	3,065	6,123	5,373
Net income attributable to TCF Financial Corporation	58,749	60,432	132,510	106,710
Preferred stock dividends	2,494	4,847	6,600	9,694
Impact of preferred stock redemption	—	—	3,481	—
Net income available to common stockholders	$56,255	$55,585	$122,429	$97,016
Earnings per common share:
Basic	$0.34	$0.33	$0.73	$0.58
Diluted	$0.34	$0.33	$0.73	$0.58

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to TCF Financial Corporation	$58,749	$60,432	$132,510	$106,710
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(4,806)	12,341	(32,625)	15,110
Net unrealized gains (losses) on net investment hedges	3,779	(1,149)	5,383	(1,462)
Foreign currency translation adjustments	(4,925)	2,007	(7,035)	2,588
Recognized postretirement prior service cost	(8)	(7)	(17)	(14)
Total other comprehensive income (loss), net of tax	(5,960)	13,192	(34,294)	16,222
Comprehensive income	$52,789	$73,624	$98,216	$122,932

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Balance, January 1, 2017	4,006,900	171,034,506	263,240	1,710	864,095	1,381,582	(33,725)	(49,419)	2,427,483	17,162	2,444,645
Net income	—	—	—	—	—	106,710	—	—	106,710	5,373	112,083
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16,222	—	16,222	—	16,222
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	231	231
Dividends on preferred stock	—	—	—	—	—	(9,694)	—	—	(9,694)	—	(9,694)
Dividends on common stock	—	—	—	—	—	(25,243)	—	—	(25,243)	—	(25,243)
Common shares purchased by TCF employee benefit plans	—	752,177	—	8	12,586	—	—	—	12,594	—	12,594
Stock compensation plans, net of tax	—	(254,196)	—	(3)	(1,004)	—	—	—	(1,007)	—	(1,007)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(17,226)	—	—	17,226	—	—	—
Balance, June 30, 2017	4,006,900	171,532,487	$263,240	$1,715	$858,451	$1,453,355	$(17,503)	$(32,193)	$2,527,065	$22,766	$2,549,831

Balance, December 31, 2017	4,007,000	172,158,449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—	—	—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	172,158,449	265,821	1,722	877,217	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	132,510	—	—	132,510	6,123	138,633
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34,294)	—	(34,294)	—	(34,294)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(304)	(304)
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 5,348,006 shares of common stock	—	—	—	—	—	—	—	(125,886)	(125,886)	—	(125,886)
Dividends on preferred stock	—	—	—	—	—	(6,600)	—	—	(6,600)	—	(6,600)
Dividends on common stock	—	—	—	—	—	(50,175)	—	—	(50,175)	—	(50,175)
Common stock warrants exercised		970,761	—	10	(10)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	34,627	—	—	715	—	—	—	715	—	715
Stock compensation plans, net of tax	—	358,170	—	3	2,018	—	—	—	2,021	—	2,021
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(2,576)	—	—	2,576	—	—	—
Balance, June 30, 2018	7,000	173,522,007	$169,302	$1,735	$877,364	$1,649,449	$(52,811)	$(164,107)	$2,480,932	$23,646	$2,504,578
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$138,633	$112,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	25,604	31,639
Depreciation and amortization	110,235	94,919
Provision for deferred income taxes	19,958	4,567
Proceeds from sales of loans and leases held for sale	157,088	120,929
Originations of loans and leases held for sale, net of repayments	(168,792)	(289,094)
Gains on sales of assets, net	(18,589)	(26,112)
Net change in other assets and accrued expenses and other liabilities	21,328	(80,440)
Other, net	(22,102)	(22,909)
Net cash provided by (used in) operating activities	263,363	(54,418)
Cash flows from investing activities:
Proceeds from maturities of and principal collected on debt securities	77,383	66,774
Purchases of debt securities	(650,051)	(153,131)
Redemption of Federal Home Loan Bank stock	126,001	137,001
Purchases of Federal Home Loan Bank stock	(139,000)	(145,000)
Proceeds from sales of loans and leases	370,934	891,838
Loan and lease originations and purchases, net of principal collected on loans and leases	415,881	(754,427)
Acquisition of Equipment Financing & Leasing Corporation, net of cash acquired	—	(8,120)
Proceeds from sales of lease equipment	5,612	3,959
Purchases of lease equipment	(559,866)	(508,624)
Proceeds from sales of real estate owned	15,301	28,205
Purchases of premises and equipment	(33,530)	(21,863)
Other, net	10,317	14,528
Net cash provided by (used in) investing activities	(361,018)	(448,860)
Cash flows from financing activities:
Net change in deposits	30,204	272,729
Net change in short-term borrowings	911	3,966
Proceeds from long-term borrowings	5,015,317	5,799,831
Payments on long-term borrowings	(4,705,436)	(5,609,219)
Redemption of Series B preferred stock	(100,000)	—
Repurchases of common stock	(125,886)	—
Common shares sold to TCF employee benefit plans	715	12,594
Dividends paid on preferred stock	(6,600)	(9,694)
Dividends paid on common stock	(50,175)	(25,243)
Exercise of stock options	(997)	(57)
Net investment by (distribution to) non-controlling interest	(304)	231
Net cash provided by (used in) financing activities	57,749	445,138
Net change in cash and due from banks	(39,906)	(58,140)
Cash and due from banks at beginning of period	621,782	609,603
Cash and due from banks at end of period	$581,876	$551,463
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$64,294	$38,715
Income taxes, net	(22,439)	51,010
Transfer of loans and leases to other assets	50,078	47,935
Transfer of loans and leases from held for investment to held for sale, net	514,273	628,438
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's primary banking markets). Through its direct subsidiaries, TCF Bank provides a full range of consumer facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 2017 and for the year then ended.

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

Note 3.  Cash and Due from Banks

At June 30, 2018 and December 31, 2017, TCF Bank was required by Federal Reserve regulations to maintain reserves of $107.8 million and $107.0 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements primarily related to the servicing of auto finance loans. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $24.6 million and $36.5 million at June 30, 2018 and December 31, 2017, respectively.

TCF had cash held in interest-bearing accounts of $297.6 million and $324.2 million at June 30, 2018 and December 31, 2017, respectively.

Note 4.  Debt Securities Available for Sale and Debt Securities Held to Maturity

Debt securities were as follows:

	At June 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,477,991	$782	$37,706	$1,441,067	$908,189	$308	$13,812	$894,685
Other	4	—	—	4	6	—	—	6
Obligations of states and political subdivisions	826,024	497	17,808	808,713	810,159	7,967	3,799	814,327
Total debt securities available for sale	$2,304,019	$1,279	$55,514	$2,249,784	$1,718,354	$8,275	$17,611	$1,709,018
Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$153,162	$634	$1,221	$152,575	$158,776	$4,462	$412	$162,826
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total debt securities held to maturity	$155,962	$634	$1,221	$155,375	$161,576	$4,462	$412	$165,626

At June 30, 2018 and December 31, 2017, mortgage-backed securities with a carrying value of $1.6 million and $0.9 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

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

There were no sales or impairment charges for debt securities available for sale and debt securities held to maturity during the second quarter and first six months of 2018 or 2017. Net gains (losses) on debt securities were $24 thousand and $87 thousand for the second quarter and first six months of 2018, respectively, related to recoveries on previously impaired debt securities held to maturity.

Gross unrealized losses and fair value of debt securities available for sale and debt securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At June 30, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$822,130	$17,084	$388,347	$20,622	$1,210,477	$37,706
Obligations of states and political subdivisions	463,025	8,375	213,228	9,433	676,253	17,808
Total debt securities available for sale	$1,285,155	$25,459	$601,575	$30,055	$1,886,730	$55,514

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$31,067	$648	$11,438	$573	$42,505	$1,221
Total debt securities held to maturity	$31,067	$648	$11,438	$573	$42,505	$1,221

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$406,298	$2,686	$428,585	$11,126	$834,883	$13,812
Obligations of states and political subdivisions	103,759	486	207,516	3,313	311,275	3,799
Total debt securities available for sale	$510,057	$3,172	$636,101	$14,439	$1,146,158	$17,611

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$13,309	$132	$11,470	$280	$24,779	$412
Total debt securities held to maturity	$13,309	$132	$11,470	$280	$24,779	$412

The amortized cost and fair value of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments, and therefore expected maturities may differ because borrowers may have the right to prepay.

	At June 30, 2018		At December 31, 2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$4	$4	$6	$6
Due in 1-5 years	45,170	45,222	15,178	15,312
Due in 5-10 years	643,621	631,225	514,336	517,867
Due after 10 years	1,615,224	1,573,333	1,188,834	1,175,833
Total debt securities available for sale	$2,304,019	$2,249,784	$1,718,354	$1,709,018

Debt securities held to maturity:
Due in one year or less	$1,000	$1,000	$1,000	$1,000
Due in 1-5 years	1,400	1,400	1,400	1,400
Due in 5-10 years	434	437	400	400
Due after 10 years	153,128	152,538	158,776	162,826
Total debt securities held to maturity	$155,962	$155,375	$161,576	$165,626

Interest income attributable to debt securities available for sale was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Taxable interest income	$8,163	$4,434	$13,976	$9,088
Tax-exempt interest income	4,353	3,618	8,663	6,944
Total interest income	$12,516	$8,052	$22,639	$16,032

Note 5.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Consumer real estate:
First mortgage lien	$1,800,885	$1,959,387
Junior lien	2,830,029	2,860,309
Total consumer real estate	4,630,914	4,819,696
Commercial:
Commercial real estate:
Permanent	2,388,547	2,385,752
Construction and development	419,721	365,533
Total commercial real estate	2,808,268	2,751,285
Commercial business	898,133	809,908
Total commercial	3,706,401	3,561,193
Leasing and equipment finance	4,648,049	4,761,661
Inventory finance	3,005,165	2,739,754
Auto finance	2,603,260	3,199,639
Other	20,957	22,517
Total loans and leases(1)	$18,614,746	$19,104,460

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $11.3 million and $33.3 million at June 30, 2018 and December 31, 2017, respectively.

Loan Sales During the second quarter and first six months of 2018, TCF sold $181.7 million and $448.0 million, respectively, of consumer real estate loans, received cash of $188.2 million and $461.0 million, respectively, and recognized net gains of $7.2 million and $16.3 million, respectively. During the second quarter and first six months of 2017, TCF sold $273.4 million and $652.8 million, respectively, of consumer real estate loans, received cash of $283.3 million and $682.5 million, respectively, and recognized net gains of $9.0 million and $17.9 million, respectively. Related to these sales, TCF retained interest-only strips of $0.6 million and $3.8 million during the second quarter and first six months of 2018, respectively, and $0.6 million and $1.9 million during the same periods in 2017. Included in consumer real estate loans sold in the first six months of 2017 were $49.4 million of non-accrual loans, which were sold servicing released. TCF generally retains servicing on loans sold.

During the second quarter and first six months of 2018, TCF did not sell any auto finance loans. During the second quarter and first six months of 2017, TCF sold $48.0 million and $298.6 million, respectively, of auto finance loans, received cash of $48.5 million and $303.3 million, respectively, and recognized net gains of $0.4 million and $3.2 million, respectively.

No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition at June 30, 2018 or December 31, 2017, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Interest-only strips attributable to:
Consumer real estate loan sales	$17,076	$16,440
Auto finance loan sales	2,811	4,946
Total interest-only strips	$19,887	$21,386
Contractual liabilities attributable to:
Consumer real estate loan sales	$613	$1,234

TCF recorded no impairment charges on the consumer real estate interest-only strips in the second quarter of 2018 and $268 thousand of impairment charges in the first six months of 2018 and $296 thousand and $875 thousand in the same periods in 2017. TCF recorded $13 thousand and $348 thousand of impairment charges on the auto finance interest-only strips in the second quarter and first six months of 2018, respectively, and $141 thousand and $165 thousand in the same periods in 2017.

Note 6.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended June 30, 2018:
Balance, beginning of period	$47,685	$37,198	$23,182	$13,253	$45,822	$563	$167,703
Charge-offs	(2,056)	(4)	(2,693)	(673)	(11,095)	(1,667)	(18,188)
Recoveries	1,278	31	587	156	2,579	787	5,418
Net (charge-offs) recoveries	(778)	27	(2,106)	(517)	(8,516)	(880)	(12,770)
Provision for credit losses	550	3,066	1,182	(860)	9,302	996	14,236
Other	(3,503)	—	(11)	(36)	—	—	(3,550)
Balance, end of period	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619

At or For the Quarter Ended June 30, 2017:
Balance, beginning of period	$53,851	$33,697	$21,257	$15,816	$35,108	$437	$160,166
Charge-offs	(2,813)	(2,699)	(2,244)	(887)	(8,204)	(1,479)	(18,326)
Recoveries	1,699	194	746	275	1,667	831	5,412
Net (charge-offs) recoveries	(1,114)	(2,505)	(1,498)	(612)	(6,537)	(648)	(12,914)
Provision for credit losses	253	3,477	2,167	(3,108)	15,847	810	19,446
Other	(582)	—	(4)	33	(525)	—	(1,078)
Balance, end of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2018:
Balance, beginning of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Charge-offs	(4,210)	(4)	(4,649)	(1,222)	(24,536)	(3,432)	(38,053)
Recoveries	2,315	45	1,203	296	5,364	1,909	11,132
Net (charge-offs) recoveries	(1,895)	41	(3,446)	(926)	(19,172)	(1,523)	(26,921)
Provision for credit losses	2,654	3,055	3,178	(348)	15,555	1,510	25,604
Other	(3,973)	—	(13)	(119)	—	—	(4,105)
Balance, end of period	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619

At or For the Six Months Ended June 30, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(6,265)	(5,431)	(4,290)	(1,106)	(17,017)	(3,119)	(37,228)
Recoveries	12,391	259	1,360	394	2,900	1,921	19,225
Net (charge-offs) recoveries	6,126	(5,172)	(2,930)	(712)	(14,117)	(1,198)	(18,003)
Provision for credit losses	(7,884)	7,146	3,553	(1,143)	28,704	1,263	31,639
Other	(5,282)	—	(51)	52	(3,004)	—	(8,285)
Balance, end of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At June 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$27,116	$38,728	$18,661	$11,310	$46,463	$679	$142,957
Individually evaluated for impairment	16,838	1,563	3,586	530	145	—	22,662
Total	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619
Loans and leases outstanding:
Collectively evaluated for impairment	$4,513,542	$3,672,528	$4,617,762	$3,003,072	$2,592,297	$20,955	$18,420,156
Individually evaluated for impairment	117,372	33,873	23,254	2,093	10,963	2	187,557
Loans acquired with deteriorated credit quality	—	—	7,033	—	—	—	7,033
Total	$4,630,914	$3,706,401	$4,648,049	$3,005,165	$2,603,260	$20,957	$18,614,746

	At December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$28,851	$35,635	$19,083	$12,945	$49,900	$691	$147,105
Individually evaluated for impairment	18,317	1,560	3,445	288	325	1	23,936
Total	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Loans and leases outstanding:
Collectively evaluated for impairment	$4,675,626	$3,524,864	$4,721,905	$2,735,638	$3,188,810	$22,513	$18,869,356
Individually evaluated for impairment	144,070	36,329	27,912	4,116	10,829	4	223,260
Loans acquired with deteriorated credit quality	—	—	11,844	—	—	—	11,844
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460

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

	At June 30, 2018
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,762,360	$3,090	$486	$1,765,936	$34,949	$1,800,885
Junior lien	2,813,723	2,100	—	2,815,823	14,206	2,830,029
Total consumer real estate	4,576,083	5,190	486	4,581,759	49,155	4,630,914
Commercial:
Commercial real estate	2,802,975	—	—	2,802,975	5,293	2,808,268
Commercial business	893,448	—	—	893,448	4,685	898,133
Total commercial	3,696,423	—	—	3,696,423	9,978	3,706,401
Leasing and equipment finance	4,619,414	3,965	1,337	4,624,716	16,300	4,641,016
Inventory finance	3,002,997	58	17	3,003,072	2,093	3,005,165
Auto finance	2,587,383	5,804	2,761	2,595,948	7,312	2,603,260
Other	20,904	30	2	20,936	21	20,957
Subtotal	18,503,204	15,047	4,603	18,522,854	84,859	18,607,713
Portfolios acquired with deteriorated credit quality	6,085	—	948	7,033	—	7,033
Total	$18,509,289	$15,047	$5,551	$18,529,887	$84,859	$18,614,746

	At December 31, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,892,771	$4,073	$593	$1,897,437	$61,950	$1,959,387
Junior lien	2,837,767	1,268	—	2,839,035	21,274	2,860,309
Total consumer real estate	4,730,538	5,341	593	4,736,472	83,224	4,819,696
Commercial:
Commercial real estate	2,744,500	—	—	2,744,500	6,785	2,751,285
Commercial business	809,907	1	—	809,908	—	809,908
Total commercial	3,554,407	1	—	3,554,408	6,785	3,561,193
Leasing and equipment finance	4,726,339	4,272	2,117	4,732,728	17,089	4,749,817
Inventory finance	2,735,430	191	17	2,735,638	4,116	2,739,754
Auto finance	3,183,196	6,078	2,999	3,192,273	7,366	3,199,639
Other	22,506	3	6	22,515	2	22,517
Subtotal	18,952,416	15,886	5,732	18,974,034	118,582	19,092,616
Portfolios acquired with deteriorated credit quality	10,283	361	1,200	11,844	—	11,844
Total	$18,962,699	$16,247	$6,932	$18,985,878	$118,582	$19,104,460

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Contractual interest due on non-accrual loans and leases	$2,957	$3,579	$5,884	$8,077
Interest income recognized on non-accrual loans and leases	445	637	903	1,693
Unrecognized interest income	$2,512	$2,942	$4,981	$6,384

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$5,557	$7,324
Non-accrual	8,784	10,552
Total consumer real estate loans to customers in bankruptcy	$14,341	$17,876

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

TDR loans were as follows:

	At June 30, 2018			At December 31, 2017
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$84,842	$14,233	$99,075	$88,092	$34,282	$122,374
Commercial	6,875	9,957	16,832	12,249	83	12,332
Leasing and equipment finance	6,954	2,118	9,072	10,263	1,413	11,676
Inventory finance	—	57	57	—	476	476
Auto finance	3,652	4,902	8,554	3,464	5,351	8,815
Other	2	—	2	3	1	4
Total	$102,325	$31,267	$133,592	$114,071	$41,606	$155,677
Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at June 30, 2018, $6.3 million, or 44.1%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 47.5% were current. Of the non-accrual TDR balance at December 31, 2017, $22.3 million, or 65.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.0% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing consumer real estate TDR loans was $16.5 million, or 19.4% of the outstanding balance, at June 30, 2018 and $17.1 million, or 19.4% of the outstanding balance, at December 31, 2017. At June 30, 2018, 0.6% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 0.5% at December 31, 2017. The allowance on accruing TDRs and accruing TDR loans that were 60 days or more delinquent were not material for the remaining classes of finance receivables at June 30, 2018 or December 31, 2017.

Unfunded commitments to commercial and consumer real estate loans classified as TDRs were $1.7 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the financial impact of TDR loans and is the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms. The following table summarizes the financial effects of consumer real estate accruing TDR loans. The financial effects of TDR loans for the remaining classes of finance receivables were not material for the second quarter and first six months of 2018 or 2017.

	Quarter Ended June 30,
	2018			2017
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$1,047	$616	$431	$1,148	$684	$464
Junior lien	418	285	133	491	341	150
Total consumer real estate	$1,465	$901	$564	$1,639	$1,025	$614

	Six Months Ended June 30,
	2018			2017
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$2,113	$1,256	$857	$2,300	$1,371	$929
Junior lien	842	575	267	997	694	303
Total consumer real estate	$2,955	$1,831	$1,124	$3,297	$2,065	$1,232

TCF considers a loan to have defaulted when under the modified terms it becomes 90 or more days delinquent, has been transferred to non-accrual status, has been charged down or has been transferred to other real estate owned or repossessed and returned assets. The following table summarizes the TDR loans that defaulted during the periods presented that were modified during the respective reporting period or within one year of the beginning of the respective reporting period.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$493	$1,104	$1,973	$1,472
Junior lien	36	67	64	180
Total consumer real estate	529	1,171	2,037	1,652
Commercial:
Commercial real estate	—	—	—	6,681
Commercial business	—	—	4,697	3,353
Total commercial	—	—	4,697	10,034
Leasing and equipment finance	—	164	—	321
Auto finance	307	225	697	546
Defaulted TDR loan balances modified during the applicable period	$836	$1,560	$7,431	$12,553

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

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

Information on impaired loans was as follows:

	At June 30, 2018			At December 31, 2017
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$65,416	$62,241	$12,919	$91,624	$80,802	$13,792
Junior lien	25,937	24,797	3,771	32,327	29,544	4,165
Total consumer real estate	91,353	87,038	16,690	123,951	110,346	17,957
Commercial:
Commercial real estate	5,573	5,228	1,000	6,810	6,702	1,000
Commercial business	7,298	7,274	563	7,841	7,841	560
Total commercial	12,871	12,502	1,563	14,651	14,543	1,560
Leasing and equipment finance	15,787	15,787	2,138	17,105	17,105	1,345
Inventory finance	1,489	1,489	530	1,296	1,298	288
Auto finance	677	501	80	1,333	1,016	243
Other	2	2	—	3	4	1
Total impaired loans with an allowance recorded	122,179	117,319	21,001	158,339	144,312	21,394
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	12,865	10,383	—	12,898	10,445	—
Junior lien	11,538	1,654	—	17,697	1,583	—
Total consumer real estate	24,403	12,037	—	30,595	12,028	—
Commercial real estate	4,413	4,351	—	4,552	4,491	—
Inventory finance	603	604	—	2,810	2,818	—
Auto finance	11,559	8,053	—	10,566	7,799	—
Other	332	—	—	331	—	—
Total impaired loans without an allowance recorded	41,310	25,045	—	48,854	27,136	—
Total impaired loans	$163,489	$142,364	$21,001	$207,193	$171,448	$21,394

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$70,964	$617	$87,932	$693	$71,522	$1,271	$96,236	$1,418
Junior lien	26,998	290	36,182	381	27,170	595	43,764	827
Total consumer real estate	97,962	907	124,114	1,074	98,692	1,866	140,000	2,245
Commercial:
Commercial real estate	5,894	—	3,393	—	5,965	—	6,734	16
Commercial business	7,269	31	1,051	—	7,557	117	13	48
Total commercial	13,163	31	4,444	—	13,522	117	6,747	64
Leasing and equipment finance	16,168	48	10,820	15	16,445	54	10,100	18
Inventory finance	1,339	8	3,468	106	1,394	31	3,323	158
Auto finance	615	—	4,563	45	758	—	4,874	91
Other	3	—	5	—	3	—	5	—
Total impaired loans with an allowance recorded	129,250	994	147,414	1,240	130,814	2,068	165,049	2,576
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	10,389	173	11,948	206	10,415	356	12,280	524
Junior lien	1,607	53	1,803	69	1,618	108	1,802	321
Total consumer real estate	11,996	226	13,751	275	12,033	464	14,082	845
Commercial:
Commercial real estate	4,386	58	18,165	169	4,421	116	16,009	343
Commercial business	—	—	479	1	—	—	404	1
Total commercial	4,386	58	18,644	170	4,421	116	16,413	344
Inventory finance	1,518	48	857	30	1,711	105	988	74
Auto finance	8,084	65	2,876	—	7,926	134	2,694	—
Total impaired loans without an allowance recorded	25,984	397	36,128	475	26,091	819	34,177	1,263
Total impaired loans	$155,234	$1,391	$183,542	$1,715	$156,905	$2,887	$199,226	$3,839

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Other real estate owned	$16,266	$18,225
Repossessed and returned assets	11,327	12,630
Consumer real estate loans in process of foreclosure	15,431	22,622

Other real estate owned and repossessed and returned assets were written down $0.8 million and $2.0 million in the second quarter and first six months of 2018, respectively, and $1.7 million and $3.4 million in the same periods in 2017.

Note 7.  Long-term Borrowings

Long-term borrowings were as follows:

		At June 30, 2018				At December 31, 2017
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2019	$—			—%	$600,000	1.40%	-	1.75%
	2020	1,200,000	2.23%	-	2.35	275,000	1.76	-	1.78
Subtotal		1,200,000				875,000
Subordinated bank notes	2022	108,979			6.25	108,867			6.25
	2025	148,355			4.60	148,252			4.60
Hedge-related basis adjustment(1)		(7,133)				(2,157)
Subtotal		250,201				254,962
Discounted lease rentals	2018	24,524	2.73	-	7.95	52,347	2.55	-	7.95
	2019	39,217	2.53	-	6.00	34,978	2.53	-	6.00
	2020	24,185	2.64	-	6.50	19,736	2.64	-	6.50
	2021	12,652	2.88	-	5.80	10,077	2.88	-	5.00
	2022	3,644	3.04	-	5.50	2,349	3.04	-	5.43
	2023	146	4.90	-	5.50	—			—
Subtotal		104,368				119,487
Total long-term borrowings		$1,554,569				$1,249,449

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At June 30, 2018, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.3 billion as collateral for FHLB advances. At June 30, 2018, $1.2 billion of the FHLB advances outstanding were prepayable at TCF's option.

Note 8. Equity

Preferred Stock

Preferred stock was as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Series B non-cumulative perpetual preferred stock	$—	$96,519
Series C non-cumulative perpetual preferred stock	169,302	169,302
Total preferred stock	$169,302	$265,821

At June 30, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock was issued on September 14, 2017 and may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

On March 1, 2018, TCF redeemed all 4,000,000 of the outstanding shares of the 6.45% Series B non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock") for $100.0 million. Deferred stock issuance costs of $3.5 million originally recorded as a reduction to preferred stock upon the issuance of the Series B Preferred Stock were reclassified to retained earnings and resulted in a one-time, non-cash reduction to net income available to common stockholders utilized in the computation of earnings per common share and diluted earnings per common share for the first six months of 2018. Dividends were payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Treasury Stock and Other

Treasury stock and other were as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Treasury stock, at cost	$136,151	$10,265
Shares held in trust for deferred compensation plans, at cost	27,956	30,532
Total	$164,107	$40,797

TCF repurchased $68.2 million and $125.9 million of its common stock during the second quarter and first six months of 2018 pursuant to its share repurchase program. These shares were recorded as treasury stock. No repurchases of common stock were made in the first six months of 2017. At June 30, 2018, TCF had the authority to repurchase an additional $15.0 million in aggregate value of shares pursuant to its share repurchase program authorized by TCF's Board of Directors. On July 25, 2018, TCF's Board of Directors approved a new authorization to repurchase up to an additional $150.0 million of TCF common stock.

Warrants

At June 30, 2018, TCF had 409,504 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. During the first six months of 2018, 2,790,484 warrants have been exercised.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $194.3 million at June 30, 2018, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At June 30,	At December 31,	At June 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2018	2017	2018	2017
Regulatory Capital:
Common equity Tier 1 capital	$2,186,528	$2,242,410	$2,240,435	$2,409,027
Tier 1 capital	2,375,210	2,522,178	2,264,081	2,426,854
Total capital	2,728,076	2,889,323	2,647,543	2,837,374

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.60%	10.79%	10.86%	11.59%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.51	12.14	10.98	11.68	8.00	6.00
Total risk-based capital ratio	13.22	13.90	12.83	13.65	10.00	8.00
Tier 1 leverage ratio	10.31	11.12	9.83	10.70	5.00	4.00

(1)	Excludes capital conservation buffer of 1.875% and 1.25% as of June 30, 2018 and December 31, 2017, respectively.

Note 10.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program were as follows:

	Restricted Stock Awards		Stock Options
	Shares	Weighted- average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2017	2,639,663	$13.65	366,000	0.06	$15.75
Granted	721,646	21.65	—	—	—
Exercised	—	—	(366,000)	—	15.75
Forfeited/canceled	(174,384)	14.99	—	—	—
Vested	(810,323)	12.06	—	—	—
Outstanding at June 30, 2018	2,376,602	$16.52	—	—	$—

At June 30, 2018, there were 264,373 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Unrecognized stock compensation expense for restricted stock awards was $23.8 million with a weighted-average remaining amortization period of 1.7 years at June 30, 2018.

At June 30, 2018, there were 406,575 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units that will vest will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. The remaining weighted-average performance period of the restricted stock units was 1.9 years at June 30, 2018.

Compensation expense for restricted stock awards and restricted stock units was $3.8 million and $9.6 million for the second quarter and first six months of 2018, respectively, and $2.3 million and $4.1 million in the same periods in 2017.

Note 11.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in other non-interest expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and the Postretirement Plan were as follows:

	Pension Plan
	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest cost	$246	$285	$492	$570
Return on plan assets	(132)	(142)	(264)	(284)
Net periodic benefit plan (income) cost	$114	$143	$228	$286

	Postretirement Plan
	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest cost	$27	$33	$55	$67
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$16	$22	$32	$44

TCF made no cash contributions to the Pension Plan in the second quarter and first six months of 2018 or 2017. During the second quarter and first six months of 2018 and 2017, TCF contributed $0.1 million and $0.2 million, respectively, to the Postretirement Plan.

Note 12.  Derivative Instruments

All derivative instruments are recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. Derivative instruments were as follows:

	At June 30, 2018
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$—	$140
Forward foreign exchange contracts	157,838	2,211	—
Total derivatives designated as hedging instruments		2,211	140
Derivatives not designated as hedging instruments:
Interest rate contracts	854,273	2,016	6,480
Forward foreign exchange contracts	187,305	985	1,023
Interest rate lock commitments	48,142	992	134
Other contracts	13,054	—	441
Total derivatives not designated as hedging instruments		3,993	8,078
Total derivatives before netting		6,204	8,218
Netting(1)		(3,495)	(1,270)
Total derivatives, net		$2,709	$6,948

	At December 31, 2017
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$405	$—
Forward foreign exchange contracts	77,879	—	1,744
Total derivatives designated as hedging instruments		405	1,744
Derivatives not designated as hedging instruments:
Interest rate contracts	592,383	1,392	1,688
Forward foreign exchange contracts	330,928	—	4,619
Interest rate lock commitments	18,015	223	—
Other contracts	13,804	—	615
Total derivatives not designated as hedging instruments		1,615	6,922
Total derivatives before netting		2,020	8,666
Netting(1)		(457)	(7,098)
Total derivatives, net		$1,563	$1,568
(1) Includes balance sheet netting of derivative asset and derivative liability balances, related cash collateral and portfolio level counterparty valuation adjustments.

Derivative instruments may be subject to master netting arrangements and collateral arrangements and qualify for offset in the Consolidated Statements of Financial Condition. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Derivative instruments subject to master netting arrangements and collateral arrangements are recognized on a net basis in the Consolidated Statements of Financial Condition. The gross amounts recognized, gross amounts offset and net amount presented of the derivative instruments were as follows:

	At June 30, 2018
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$2,016	$(299)	$1,717
Interest rate lock commitments	992	—	992
Forward foreign exchange contracts	3,196	(3,196)	—
Total derivative assets	$6,204	$(3,495)	$2,709
Derivative liabilities:
Forward foreign exchange contracts	$1,023	$(661)	$362
Interest rate contracts	6,620	(168)	6,452
Interest rate lock commitments	134	—	134
Other contracts	441	(441)	—
Total derivative liabilities	$8,218	$(1,270)	$6,948

	At December 31, 2017
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$1,797	$(457)	$1,340
Interest rate lock commitments	223	—	223
Total derivative assets	$2,020	$(457)	$1,563
Derivative liabilities:
Forward foreign exchange contracts	$6,363	$(6,026)	$337
Interest rate contracts	1,688	(457)	1,231
Other contracts	615	(615)	—
Total derivative liabilities	$8,666	$(7,098)	$1,568
(1) Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet.

Derivatives Designated as Hedging Instruments

Interest Rate Contract TCF Bank entered into an interest rate swap agreement which was designated as a fair value hedge of its contemporaneously issued subordinated debt. The interest rate swap agreement effectively converts the fixed interest rate to a floating rate based on the three-month London InterBank Offered Rate plus a fixed number of basis points on the $150.0 million notional amount. See Note 7. Long-term Borrowings for further information. The carrying amount of the hedged subordinated debt including the cumulative basis adjustment related to the application of fair value hedge accounting are recorded in Long-term borrowings on the Consolidated Statements of Financial Condition and were as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At June 30, 2018	At December 31, 2017	At June 30, 2018	At December 31, 2017
Subordinated bank note - 2025	$141,222	$146,095	$(7,133)	$(2,157)

The gain (loss) related to the fair value hedge and the line within the Consolidated Statements of Income where the gain (loss) was recorded were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Gain (loss) of fair value hedge:
Hedged item	$1,325	$(1,260)	$5,131	$(747)
Derivative designated as a hedging instrument	(1,598)	1,449	(5,456)	948
Income statement line where the gain (loss) on the fair value hedge was recorded:
Interest expense - borrowings	$11,571	$—	$21,124	$—
Other non-interest income	—	2,795	—	5,498

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Forward foreign exchange contracts	$5,037	$(1,855)	$7,174	$(2,359)

Derivatives Not Designated as Hedging Instruments Certain other forward foreign exchange contracts and interest rate contracts, along with other contracts and interest rate lock commitments have not been designated as hedging instruments. The effect of these derivatives in the Consolidated Statements of Income was as follows:

		Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	Location of Gain (Loss)	2018	2017	2018	2017
Forward foreign exchange contracts	Other non-interest expense	$2,812	$(6,374)	$11,756	$(9,633)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	418	51	1,042	218
Other contracts	Other non-interest expense	18	—	18	—
Interest rate contracts	Other non-interest income	7	(99)	106	(108)
Net gain (loss) recognized		$3,255	$(6,422)	$12,922	$(9,523)

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

At June 30, 2018 and December 31, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $15.2 million and $39.8 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.3 million and $0.8 million in additional collateral at June 30, 2018 and December 31, 2017, respectively. There were $0.2 million and $0.4 million of forward foreign exchange contracts containing credit risk-related features in a liability position at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, TCF had posted $8.3 million and $1.3 million of cash collateral related to its interest rate contracts and other contracts, respectively, and received $6.6 million of cash collateral related to its forward foreign exchange contracts.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	At June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements through Net Income:
Assets:
Loans held for sale	$—	$—	$18,554	$18,554
Forward foreign exchange contracts(1)	—	985	—	985
Interest rate contracts(1)	—	2,016	—	2,016
Interest rate lock commitments(1)	—	—	992	992
Forward loan sales commitments	—	—	255	255
Assets held in trust for deferred compensation plans	31,643	—	—	31,643
Total assets	$31,643	$3,001	$19,801	$54,445
Liabilities:
Forward foreign exchange contracts(1)	$—	$1,023	$—	$1,023
Interest rate contracts(1)	—	6,620	—	6,620
Interest rate lock commitments(1)	—	—	134	134
Other contracts(1)	—	—	441	441
Forward loan sales commitments	—	—	145	145
Liabilities held in trust for deferred compensation plans	31,643	—	—	31,643
Total liabilities	$31,643	$7,643	$720	$40,006
Recurring Fair Value Measurements through Other Comprehensive Income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,441,067	$—	$1,441,067
Other	—	—	4	4
Obligations of states and political subdivisions	—	808,713	—	808,713
Interest-only strips	—	—	19,887	19,887
Forward foreign exchange contracts(1)	—	2,211	—	2,211
Total assets	$—	$2,251,991	$19,891	$2,271,882
Non-recurring Fair Value Measurements:
Loans	$—	$—	$49,893	$49,893
Other real estate owned	—	—	11,566	11,566
Repossessed and returned assets	—	3,830	2,685	6,515
Total non-recurring fair value measurements	$—	$3,830	$64,144	$67,974

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
Recurring Fair Value Measurements through Other Comprehensive Income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$894,685	$—	$894,685
Other	—	—	6	6
Obligations of states and political subdivisions	—	814,327	—	814,327
Interest-only strips	—	—	21,386	21,386
Total assets	$—	$1,709,012	$21,392	$1,730,404
Liabilities:
Forward foreign exchange contracts(1)	$—	$1,744	$—	$1,744
Total liabilities	$—	$1,744	$—	$1,744
Non-recurring Fair Value Measurements:
Loans	$—	$—	$72,287	$72,287
Other real estate owned	—	—	14,036	14,036
Repossessed and returned assets	—	3,669	4,388	8,057
Total non-recurring fair value measurements	$—	$3,669	$90,711	$94,380

(1)
As permitted under GAAP, TCF has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfer occurred. TCF had no transfers in the first six months of 2018 or 2017.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Quarter Ended June 30, 2018:
Asset (liability) balance, beginning of period	$5	$9,058	$21,851	$558	$144	$(538)
Total net gains (losses) included in:
Net income	—	341	850	300	(34)	18
Other comprehensive income (loss)	—	—	(8)	—	—	—
Sales	—	(75,134)	—	—	—	—
Originations	—	84,294	550	—	—	—
Principal paydowns / settlements	(1)	(5)	(3,356)	—	—	79
Asset (liability) balance, end of period	$4	$18,554	$19,887	$858	$110	$(441)
At or For the Quarter Ended June 30, 2017:
Asset (liability) balance, beginning of period	$14	$3,362	$35,783	$464	$(92)	$(541)
Total net gains (losses) included in:
Net income	—	34	1,100	51	25	—
Other comprehensive income (loss)	—	—	927	—	—	—
Sales	—	(45,160)	—	—	—	—
Originations	—	47,005	569	—	—	—
Principal paydowns / settlements	(3)	(3)	(5,797)	—	—	79
Asset (liability) balance, end of period	$11	$5,238	$32,582	$515	$(67)	$(462)

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Six Months Ended June 30, 2018:
Asset (liability) balance, beginning of period	$6	$3,356	$21,386	$223	$63	$(615)
Total net gains (losses) included in:
Net income	—	438	1,181	635	47	18
Other comprehensive income (loss)	—	—	769	—	—	—
Sales	—	(134,881)	—	—	—	—
Originations	—	149,649	3,849	—	—	—
Principal paydowns / settlements	(2)	(8)	(7,298)	—	—	156
Asset (liability) balance, end of period	$4	$18,554	$19,887	$858	$110	$(441)
At or For the Six Months Ended June 30, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	138	2,213	218	(428)	—
Other comprehensive income (loss)	—	—	599	—	—	—
Sales	—	(91,874)	—	—	—	—
Originations	—	90,484	1,916	—	—	—
Principal paydowns / settlements	(7)	(8)	(12,298)	—	—	157
Asset (liability) balance, end of period	$11	$5,238	$32,582	$515	$(67)	$(462)

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

(In thousands)	At June 30, 2018	At December 31, 2017
Fair value carrying amount	$18,554	$3,356
Aggregate unpaid principal amount	17,997	3,268
Fair value carrying amount less aggregate unpaid principal	$557	$88

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at June 30, 2018 or December 31, 2017. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $2.5 million and $4.2 million for the second quarter and first six months of 2018, respectively, and $1.0 million and $2.2 million in the same periods in 2017, and are included in net gains on sales of consumer real estate loans. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of consumer real estate loans.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2018 and December 31, 2017 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	At June 30, 2018
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$95,661	$—	$95,661	$—	$95,661
Debt securities held to maturity	155,962	—	152,575	2,800	155,375
Loans held for sale	291,491	—	—	307,466	307,466
Loans:
Consumer real estate	4,630,914	—	—	4,710,446	4,710,446
Commercial real estate	2,808,268	—	—	2,768,940	2,768,940
Commercial business	898,133	—	—	857,325	857,325
Equipment finance	2,177,569	—	—	2,130,640	2,130,640
Inventory finance	3,005,165	—	—	2,989,817	2,989,817
Auto finance	2,603,260	—	—	2,569,950	2,569,950
Other	20,957	—	—	18,825	18,825
Allowance for loan losses(1)	(165,619)	—	—	—	—
Securitization receivable(2)	19,305	—	—	18,809	18,809
Total financial instrument assets	$16,541,066	$—	$248,236	$16,375,018	$16,623,254
Financial instrument liabilities:
Deposits	$18,363,273	$13,541,161	$4,851,124	$—	$18,392,285
Long-term borrowings	1,554,569	—	1,556,224	—	1,556,224
Total financial instrument liabilities	$19,917,842	$13,541,161	$6,407,348	$—	$19,948,509
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,196	$—	$18,196	$—	$18,196
Standby letters of credit	(74)	—	(74)	—	(74)
Total financial instruments with off-balance sheet risk	$18,122	$—	$18,122	$—	$18,122

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	At December 31, 2017
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$82,644	$—	$82,644	$—	$82,644
Debt securities held to maturity	161,576	—	162,826	2,800	165,626
Loans held for sale	134,752	—	—	139,458	139,458
Loans:
Consumer real estate	4,819,696	—	—	4,916,475	4,916,475
Commercial real estate	2,751,285	—	—	2,710,237	2,710,237
Commercial business	809,908	—	—	776,989	776,989
Equipment finance	2,300,479	—	—	2,260,692	2,260,692
Inventory finance	2,739,754	—	—	2,723,045	2,723,045
Auto finance	3,199,639	—	—	3,197,794	3,197,794
Other	22,517	—	—	21,129	21,129
Allowance for loan losses(1)	(171,041)	—	—	—	—
Securitization receivable(2)	19,179	—	—	18,595	18,595
Total financial instrument assets	$16,870,388	$—	$245,470	$16,767,214	$17,012,684
Financial instrument liabilities:
Deposits	$18,335,002	$13,352,731	$5,023,526	$—	$18,376,257
Long-term borrowings	1,249,449	—	1,255,333	—	1,255,333
Total financial instrument liabilities	$19,584,451	$13,352,731	$6,278,859	$—	$19,631,590
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$19,423	$—	$19,423	$—	$19,423
Standby letters of credit	(83)	—	(83)	—	(83)
Total financial instruments with off-balance sheet risk	$19,340	$—	$19,340	$—	$19,340

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$58,749	$60,432	$132,510	$106,710
Preferred stock dividends	2,494	4,847	6,600	9,694
Impact of preferred stock redemption(1)	—	—	3,481	—
Net income available to common stockholders	56,255	55,585	122,429	97,016
Less: Earnings allocated to participating securities	8	9	17	17
Earnings allocated to common stock	$56,247	$55,576	$122,412	$96,999
Weighted-average common shares outstanding for basic earnings per common share	165,728,591	168,593,739	167,110,343	168,250,086
Basic earnings per common share	$0.34	$0.33	$0.73	$0.58

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$56,247	$55,576	$122,412	$96,999
Weighted-average common shares outstanding used in basic earnings per common share calculation	165,728,591	168,593,739	167,110,343	168,250,086
Net dilutive effect of:
Non-participating restricted stock	547,182	255,681	639,468	339,975
Stock options	—	7,798	4,742	25,376
Warrants	581,867	—	709,993	—
Weighted-average common shares outstanding for diluted earnings per common share	166,857,640	168,857,218	168,464,546	168,615,437
Diluted earnings per common share	$0.34	$0.33	$0.73	$0.58

(1)
Represents the amount of deferred stock issuance costs originally recorded in preferred stock upon the issuance of the Series B Preferred Stock that were reclassified to retained earnings on March 1, 2018, as the Company redeemed all outstanding Series B Preferred Stock.

For both the second quarter and first six months of 2018, there were 846,626 outstanding shares related to non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive. For the second quarter and first six months of 2017, there were 4,060,727 and 4,014,342, respectively, of outstanding shares related to warrants and non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Note 15. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Bureau of Consumer Financial Protection and OCC settlement charge(1)	$32,000	$—	$32,000	$—
Advertising and marketing	7,104	7,212	14,401	13,618
Outside processing	5,648	4,754	10,884	9,235
Professional fees	4,765	7,575	10,086	14,768
Card processing and issuance costs	4,212	4,706	8,669	8,815
FDIC insurance	3,719	3,824	7,789	7,783
Loan and lease processing	3,530	5,773	7,117	11,954
Severance	1,268	1,285	3,359	7,918
Other	26,838	26,234	53,598	51,488
Total other non-interest expense	$89,084	$61,363	$147,903	$125,579

(1)	See Note 17. Litigation Contingencies for further information.

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

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended June 30, 2018:
Interest income:
Loans and leases	$107,559	$162,665	$(944)	$269,280
Debt securities available for sale	—	—	12,516	12,516
Debt securities held to maturity	—	24	974	998
Loans held for sale and other	1,685	24	1,820	3,529
Funds transfer pricing - credits	100,307	8,180	(108,487)	—
Total interest income	209,551	170,893	(94,121)	286,323
Interest expense:
Deposits	18,415	1,797	3,741	23,953
Borrowings	11,282	20,887	(20,598)	11,571
Funds transfer pricing - charges	40,399	49,838	(90,237)	—
Total interest expense	70,096	72,522	(107,094)	35,524
Net interest income	139,455	98,371	12,973	250,799
Provision for credit losses	10,889	3,347	—	14,236
Net interest income after provision for credit losses	128,566	95,024	12,973	236,563
Non-interest income:
Fees and service charges	29,141	3,529	—	32,670
Card revenue	14,947	15	—	14,962
ATM revenue	4,933	—	—	4,933
Subtotal	49,021	3,544	—	52,565
Gains on sales of consumer real estate loans, net	7,192	—	—	7,192
Servicing fee income	7,046	438	—	7,484
Subtotal	14,238	438	—	14,676
Leasing and equipment finance	—	42,904	—	42,904
Other	3,102	477	355	3,934
Fees and other revenue	66,361	47,363	355	114,079
Gains (losses) on debt securities, net	—	24	—	24
Total non-interest income	66,361	47,387	355	114,103
Non-interest expense:
Compensation and employee benefits	52,677	23,199	44,699	120,575
Occupancy and equipment	26,248	5,046	9,417	40,711
Other	104,451	29,984	(45,351)	89,084
Subtotal	183,376	58,229	8,765	250,370
Operating lease depreciation	—	17,945	—	17,945
Foreclosed real estate and repossessed assets, net	3,289	568	—	3,857
Other credit costs, net	51	(184)	—	(133)
Total non-interest expense	186,716	76,558	8,765	272,039
Income before income tax expense	8,211	65,853	4,563	78,627
Income tax expense	2,165	14,251	2	16,418
Income after income tax expense	6,046	51,602	4,561	62,209
Income attributable to non-controlling interest	—	3,460	—	3,460
Preferred stock dividends	—	—	2,494	2,494
Net income available to common stockholders	$6,046	$48,142	$2,067	$56,255
Revenues from external customers:
Interest income	$109,244	$161,769	$15,310	$286,323
Non-interest income	66,361	47,387	355	114,103
Total	$175,605	$209,156	$15,665	$400,426

Total assets	$8,251,761	$11,899,208	$3,033,493	$23,184,462

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended June 30, 2017:
Interest income:
Loans and leases	$106,902	$128,725	$(1,535)	$234,092
Debt securities available for sale	—	—	8,052	8,052
Debt securities held to maturity	—	23	1,012	1,035
Loans held for sale and other	4,312	14	1,012	5,338
Funds transfer pricing - credits	91,047	5,785	(96,832)	—
Total interest income	202,261	134,547	(88,291)	248,517
Interest expense:
Deposits	12,392	470	1,574	14,436
Borrowings	12,013	11,667	(16,760)	6,920
Funds transfer pricing - charges	34,752	34,244	(68,996)	—
Total interest expense	59,157	46,381	(84,182)	21,356
Net interest income (expense)	143,104	88,166	(4,109)	227,161
Provision for credit losses	16,731	2,715	—	19,446
Net interest income (expense) after provision for credit losses	126,373	85,451	(4,109)	207,715
Non-interest income:
Fees and service charges	30,138	2,595	—	32,733
Card revenue	14,153	1	—	14,154
ATM revenue	5,059	2	—	5,061
Subtotal	49,350	2,598	—	51,948
Gains on sales of auto loans, net	380	—	—	380
Gains on sales of consumer real estate loans, net	8,980	—	—	8,980
Servicing fee income	10,424	306	—	10,730
Subtotal	19,784	306	—	20,090
Leasing and equipment finance	—	39,830	—	39,830
Other	2,324	205	266	2,795
Fees and other revenue	71,458	42,939	266	114,663
Total non-interest income	71,458	42,939	266	114,663
Non-interest expense:
Compensation and employee benefits	55,801	21,863	37,966	115,630
Occupancy and equipment	26,030	5,024	7,911	38,965
Other	74,981	27,211	(40,829)	61,363
Subtotal	156,812	54,098	5,048	215,958
Operating lease depreciation	—	12,466	—	12,466
Foreclosed real estate and repossessed assets, net	4,143	496	—	4,639
Other credit costs, net	143	(119)	—	24
Total non-interest expense	161,098	66,941	5,048	233,087
Income (loss) before income tax expense (benefit)	36,733	61,449	(8,891)	89,291
Income tax expense (benefit)	13,253	20,539	(7,998)	25,794
Income (loss) after income tax expense (benefit)	23,480	40,910	(893)	63,497
Income attributable to non-controlling interest	—	3,065	—	3,065
Preferred stock dividends	—	—	4,847	4,847
Net income (loss) available to common stockholders	$23,480	$37,845	$(5,740)	$55,585
Revenues from external customers:
Interest income	$111,214	$127,227	$10,076	$248,517
Non-interest income	71,458	42,939	266	114,663
Total	$182,672	$170,166	$10,342	$363,180

Total assets	$9,026,332	$10,769,691	$2,258,628	$22,054,651

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Six Months Ended June 30, 2018:
Interest income:
Loans and leases	$217,319	$314,190	$(1,854)	$529,655
Debt securities available for sale	—	—	22,639	22,639
Debt securities held to maturity	—	47	1,970	2,017
Loans held for sale and other	3,742	45	3,487	7,274
Funds transfer pricing - credits	196,889	15,928	(212,817)	—
Total interest income	417,950	330,210	(186,575)	561,585
Interest Expense:
Deposits	36,270	3,231	6,962	46,463
Borrowings	23,689	38,285	(40,850)	21,124
Funds transfer pricing - charges	78,628	94,723	(173,351)	—
Total interest expense	138,587	136,239	(207,239)	67,587
Net interest income	279,363	193,971	20,664	493,998
Provision for credit losses	19,778	5,826	—	25,604
Net interest income after provision for credit losses	259,585	188,145	20,664	468,394
Non-interest income:
Fees and service charges	57,738	5,683	—	63,421
Card revenue	28,697	24	—	28,721
ATM revenue	9,582	1	—	9,583
Subtotal	96,017	5,708	—	101,725
Gains on sales of consumer real estate loans, net	16,315	—	—	16,315
Servicing fee income	14,972	807	—	15,779
Subtotal	31,287	807	—	32,094
Leasing and equipment finance	—	84,751	—	84,751
Other	6,167	1,084	399	7,650
Fees and other revenue	133,471	92,350	399	226,220
Gains (losses) on debt securities, net	—	87	—	87
Total non-interest income	133,471	92,437	399	226,307
Non-interest expense:
Compensation and employee benefits	107,907	47,487	89,021	244,415
Occupancy and equipment	52,116	9,953	19,156	81,225
Other	180,551	58,629	(91,277)	147,903
Subtotal	340,574	116,069	16,900	473,543
Operating lease depreciation	—	35,219	—	35,219
Foreclosed real estate and repossessed assets, net	7,548	1,218	7	8,773
Other credit costs, net	60	424	—	484
Total non-interest expense	348,182	152,930	16,907	518,019
Income before income tax expense (benefit)	44,874	127,652	4,156	176,682
Income tax expense (benefit)	10,988	28,128	(1,067)	38,049
Income after income tax expense (benefit)	33,886	99,524	5,223	138,633
Income attributable to non-controlling interest	—	6,123	—	6,123
Preferred stock dividends	—	—	6,600	6,600
Impact of preferred stock redemption	—	—	3,481	3,481
Net income (loss) available to common stockholders	$33,886	$93,401	$(4,858)	$122,429
Revenues from external customers:
Interest income	$221,061	$312,428	$28,096	$561,585
Non-interest income	133,471	92,437	399	226,307
Total	$354,532	$404,865	$28,495	$787,892

Total assets	$8,251,761	$11,899,208	$3,033,493	$23,184,462

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Six Months Ended June 30, 2017:
Interest income:
Loans and leases	$204,135	$252,451	$(2,946)	$453,640
Debt securities available for sale	—	—	16,032	16,032
Debt securities held to maturity	—	51	2,264	2,315
Loans held for sale and other	16,912	36	1,889	18,837
Funds transfer pricing - credits	178,929	11,142	(190,071)	—
Total interest income	399,976	263,680	(172,832)	490,824
Interest Expense:
Deposits	24,434	795	2,922	28,151
Borrowings	23,096	21,599	(31,297)	13,398
Funds transfer pricing - charges	69,025	65,478	(134,503)	—
Total interest expense	116,555	87,872	(162,878)	41,549
Net interest income (expense)	283,421	175,808	(9,954)	449,275
Provision for credit losses	22,082	9,557	—	31,639
Net interest income (expense) after provision for credit losses	261,339	166,251	(9,954)	417,636
Non-interest income:
Fees and service charges	59,647	4,368	—	64,015
Card revenue	27,303	1	—	27,304
ATM revenue	9,734	2	—	9,736
Subtotal	96,684	4,371	—	101,055
Gains on sales of auto loans, net	3,244	—	—	3,244
Gains on sales of consumer real estate loans, net	17,871	—	—	17,871
Servicing fee income	21,737	644	—	22,381
Subtotal	42,852	644	—	43,496
Leasing and equipment finance	—	68,128	—	68,128
Other	4,684	515	299	5,498
Fees and other revenue	144,220	73,658	299	218,177
Total non-interest income	144,220	73,658	299	218,177
Non-interest expense:
Compensation and employee benefits	117,021	44,296	78,611	239,928
Occupancy and equipment	51,698	9,920	16,947	78,565
Other	153,778	53,438	(81,637)	125,579
Subtotal	322,497	107,654	13,921	444,072
Operating lease depreciation	—	23,708	—	23,708
Foreclosed real estate and repossessed assets, net	7,722	1,184	282	9,188
Other credit costs, net	168	(43)	—	125
Total non-interest expense	330,387	132,503	14,203	477,093
Income (loss) before income tax expense (benefit)	75,172	107,406	(23,858)	158,720
Income tax expense (benefit)	26,763	35,607	(15,733)	46,637
Income (loss) after income tax expense (benefit)	48,409	71,799	(8,125)	112,083
Income attributable to non-controlling interest	—	5,373	—	5,373
Preferred stock dividends	—	—	9,694	9,694
Net income (loss) available to common stockholders	$48,409	$66,426	$(17,819)	$97,016
Revenues from external customers:
Interest income	$221,047	$249,592	$20,185	$490,824
Non-interest income	144,220	73,658	299	218,177
Total	$365,267	$323,250	$20,484	$709,001

Total assets	$9,026,332	$10,769,691	$2,258,628	$22,054,651

Note 17.  Litigation Contingencies

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the OCC and the Bureau of Consumer Financial Protection ("BCFP") which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On January 19, 2017, the BCFP filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the BCFP. In its ruling, the Court granted TCF Bank's motion to dismiss the BCFP's Regulation E claims and also dismissed the BCFP's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. On July 20, 2018, TCF Bank entered into a Stipulated Final Judgment and Order (the "BCFP Settlement") with the BCFP to resolve the matter and has entered into a Consent Order and a Consent Order For a Civil Money Penalty and related stipulations (collectively, the "OCC Consent Orders") with the OCC to resolve related regulatory issues with the OCC (collectively, the BCFP Settlement and the OCC Consent Orders are referred to herein as the "Consent Agreements"). The Consent Agreements provide, among other things, for TCF Bank to submit a restitution plan to the BCFP and OCC pursuant to which TCF Bank will pay restitution in the total amount of $25.0 million to certain current and former customers and require a notice to certain customers opted-in to overdraft service reminding them of their current opt-in choice. The Consent Agreements also provide that TCF Bank shall pay $5.0 million in civil money penalties, $3.0 million of which shall be paid to the OCC and $2.0 million of which shall be paid to the BCFP. In addition, TCF Bank expects to incur approximately $2.0 million in administrative costs related to the administration of the restitution plan required under the Consent Agreements. The financial impact of the Consent Agreements is reflected in TCF Financial Corporation's second quarter results.

Note 18.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Quarter Ended June 30,
	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$(6,543)	$1,634	$(4,909)	$19,426	$(7,385)	$12,041
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	271	(68)	203	356	(136)	220
Other non-interest expense	(132)	32	(100)	129	(49)	80
Amounts reclassified from accumulated other comprehensive income (loss)	139	(36)	103	485	(185)	300
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(6,404)	1,598	(4,806)	19,911	(7,570)	12,341
Net unrealized gains (losses) on net investment hedges	5,037	(1,258)	3,779	(1,855)	706	(1,149)
Foreign currency translation adjustment(1)	(4,925)	—	(4,925)	2,007	—	2,007
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(11)	3	(8)	(11)	4	(7)
Total other comprehensive income (loss)	$(6,303)	$343	$(5,960)	$20,052	$(6,860)	$13,192

	Six Months Ended June 30,
	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$(44,435)	$11,172	$(33,263)	$23,588	$(8,967)	$14,621
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	547	(137)	410	404	(154)	250
Other non-interest expense	305	(77)	228	386	(147)	239
Amounts reclassified from accumulated other comprehensive income (loss)	852	(214)	638	790	(301)	489
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(43,583)	10,958	(32,625)	24,378	(9,268)	15,110
Net unrealized gains (losses) on net investment hedges	7,174	(1,791)	5,383	(2,359)	897	(1,462)
Foreign currency translation adjustment(1)	(7,035)	—	(7,035)	2,588	—	2,588
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(23)	6	(17)	(23)	9	(14)
Total other comprehensive income (loss)	$(43,467)	$9,173	$(34,294)	$24,584	$(8,362)	$16,222

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended June 30, 2018:
Balance, beginning of period	$(44,172)	$6,140	$(8,953)	$134	$(46,851)
Other comprehensive income (loss)	(4,909)	3,779	(4,925)	—	(6,055)
Amounts reclassified from accumulated other comprehensive income (loss)	103	—	—	(8)	95
Net other comprehensive income (loss)	(4,806)	3,779	(4,925)	(8)	(5,960)
Balance, end of period	$(48,978)	$9,919	$(13,878)	$126	$(52,811)
At or For the Quarter Ended June 30, 2017:
Balance, beginning of period	$(25,832)	$6,180	$(11,183)	$140	$(30,695)
Other comprehensive income (loss)	12,041	(1,149)	2,007	—	12,899
Amounts reclassified from accumulated other comprehensive income (loss)	300	—	—	(7)	293
Net other comprehensive income (loss)	12,341	(1,149)	2,007	(7)	13,192
Balance, end of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Six Months Ended June 30, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(33,263)	5,383	(7,035)	—	(34,915)
Amounts reclassified from accumulated other comprehensive income (loss)	638	—	—	(17)	621
Net other comprehensive income (loss)	(32,625)	5,383	(7,035)	(17)	(34,294)
Balance, end of period	$(48,978)	$9,919	$(13,878)	$126	$(52,811)
At or For the Six Months Ended June 30, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	14,621	(1,462)	2,588	—	15,747
Amounts reclassified from accumulated other comprehensive income (loss)	489	—	—	(14)	475
Net other comprehensive income (loss)	15,110	(1,462)	2,588	(14)	16,222
Balance, end of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At June 30, 2018, TCF Bank operated 315 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

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

Net interest income, the difference between interest income earned on loans and leases, debt securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.7% and 68.6% of TCF's total revenue for the second quarter and first six months of 2018, respectively, compared with 66.5% and 67.3% for the same periods in 2017. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. The significant components of non-interest income are from leasing and equipment finance, and fees and service charges. The leasing and equipment finance business generates non-interest income primarily from operating leases and sales-type leases. Providing a wide range of consumer banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily secured by consumer real estate, which result in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. Effective December 1, 2017, the Company discontinued auto finance loan originations and did not sell any auto finance loans during the first six months of 2018. TCF will continue to service existing auto loans on its balance sheet and those serviced for others.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the second quarter and first six months of 2018 and 2017 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported net income of $58.7 million and $132.5 million for the second quarter and first six months of 2018, respectively, compared with $60.4 million and $106.7 million for the same periods in 2017. TCF reported diluted earnings per common share of 34 cents and 73 cents for the second quarter and first six months of 2018, respectively, compared with 33 cents and 58 cents for the same periods in 2017. Diluted earnings per common share for both the second quarter and first six months of 2018 were impacted by a charge of 15 cents per common share related to the settlement with the Bureau of Consumer Financial Protection ("BCFP") and Office of the Comptroller of the Currency ("OCC"). Additionally, diluted earnings per common share for the first six months of 2018 was impacted by a one-time reduction in net income available to common stockholders of 2 cents per common share related to the redemption of the 6.45% Series B non-cumulative perpetual preferred stock on March 1, 2018.

Return on average assets on a fully tax-equivalent basis was 1.08% and 1.20% for the second quarter and first six months of 2018, respectively, compared with 1.17% and 1.03% for the same periods in 2017. Total average assets were $23.1 billion for both the second quarter and first six months of 2018, compared with $21.7 billion for the same periods in 2017. Return on average common equity was 9.72% and 10.48% for the second quarter and first six months of 2018, respectively, compared with 9.96% and 8.82% for the same periods in 2017. Total average common equity was $2.3 billion for both the second quarter and first six months of 2018, compared with $2.2 billion for the same periods in 2017.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $250.8 million and $494.0 million for the second quarter and first six months of 2018, respectively, compared with $227.2 million and $449.3 million for the same periods in 2017. Net interest income represented 68.7% and 68.6% of TCF's total revenue for the second quarter and first six months of 2018, respectively, compared with 66.5% and 67.3% for the same periods in 2017. The increases in net interest income from both periods were primarily due to increases in interest income on loans and leases held for investment and debt securities available for sale, partially offset by increases in total interest expense. The increase from the first six months of 2017 was also partially offset by a decrease in interest income on loans and leases held for sale. Total interest income was $286.3 million and $561.6 million for the second quarter and first six months of 2018, respectively, compared with $248.5 million and $490.8 million for the same periods in 2017. The increase in total interest income from the second quarter of 2017 was primarily due to higher average balances and increased average yields on the variable- and adjustable-rate loan portfolios, as well as increased average yields and higher average balances of leasing and equipment finance loans and leases and higher average balances of debt securities available for sale. These increases were partially offset by lower average balances of auto finance and fixed-rate consumer real estate loans. The increase in total interest income from the first six months of 2017 was primarily due to increased average yields and higher average balances of the variable- and adjustable-rate loan portfolios, as well as higher average balances and increased average yields on leasing and equipment finance loans and leases and higher average balances of debt securities available for sale, partially offset by lower average balances of fixed-rate consumer real estate loans, decreased interest income on auto finance loans due to run-off in the portfolio and lower average balances of fixed-rate commercial loans. Total interest expense was $35.5 million and $67.6 million for the second quarter and first six months of 2018, respectively, compared with $21.4 million and $41.5 million for the same periods in 2017. The increases from both periods were primarily due to increased average rates and higher average balances of certificates of deposit and long-term borrowings, as well as increased average rates on savings accounts.

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

Net interest margin was 4.67% and 4.63% for the second quarter and first six months of 2018, respectively, compared with 4.52% and 4.49% for the same periods in 2017. The increases from both periods were primarily due to increased average yields on the variable- and adjustable-rate loan portfolios as a result of interest rate increases, partially offset by increased cost of funds. The average yield on interest-earning assets on a fully tax-equivalent basis was 5.33% and 5.26% for the second quarter and first six months of 2018, respectively, compared with 4.94% and 4.90% for the same periods in 2017. The average rate on interest-bearing liabilities was 0.89% and 0.85% for the second quarter and first six months of 2018, respectively, compared with 0.57% and 0.55% for the same periods in 2017.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$309,120	$2,857	3.71%	$259,548	$2,716	4.20%
Debt securities held to maturity	155,779	998	2.56	172,322	1,035	2.40
Debt securities available for sale:
Taxable	1,262,642	8,163	2.59	821,744	4,434	2.16
Tax-exempt(3)	828,131	5,510	2.66	689,667	5,566	3.23
Loans and leases held for sale	45,525	672	5.93	165,859	2,622	6.34
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,715,289	23,612	5.52	1,963,822	27,679	5.65
Variable- and adjustable-rate	3,026,310	48,331	6.41	2,782,296	39,982	5.76
Total consumer real estate	4,741,599	71,943	6.09	4,746,118	67,661	5.72
Commercial:
Fixed-rate	900,462	10,087	4.49	966,884	11,126	4.62
Variable- and adjustable-rate	2,802,059	38,044	5.45	2,450,168	27,198	4.45
Total commercial	3,702,521	48,131	5.21	3,417,052	38,324	4.50
Leasing and equipment finance	4,639,703	57,236	4.93	4,277,376	47,936	4.48
Inventory finance	3,299,996	57,138	6.94	2,723,340	42,260	6.22
Auto finance	2,695,943	35,632	5.30	3,149,974	39,309	5.01
Other	13,845	143	4.10	10,235	137	5.37
Total loans and leases	19,093,607	270,223	5.67	18,324,095	235,627	5.15
Total interest-earning assets	21,694,804	288,423	5.33	20,433,235	252,000	4.94
Other assets(5)	1,430,621			1,315,495
Total assets	$23,125,425			$21,748,730
Liabilities and Equity:
Non-interest bearing deposits	$3,879,048			$3,473,639
Interest-bearing deposits:
Checking	2,460,709	119	0.02	2,554,563	83	0.01
Savings	5,542,565	3,736	0.27	4,806,371	538	0.04
Money market	1,572,560	2,620	0.67	2,221,807	2,481	0.45
Certificates of deposit	4,909,422	17,478	1.43	4,266,488	11,334	1.07
Total interest-bearing deposits	14,485,256	23,953	0.66	13,849,229	14,436	0.42
Total deposits	18,364,304	23,953	0.52	17,322,868	14,436	0.33
Borrowings:
Short-term borrowings	3,116	18	2.33	6,230	13	0.79
Long-term borrowings	1,531,389	11,553	3.02	1,225,022	6,907	2.26
Total borrowings	1,534,505	11,571	3.02	1,231,252	6,920	2.25
Total interest-bearing liabilities	16,019,761	35,524	0.89	15,080,481	21,356	0.57
Total deposits and borrowings	19,898,809	35,524	0.72	18,554,120	21,356	0.46
Accrued expenses and other liabilities	714,488			673,740
Total liabilities	20,613,297			19,227,860
Total TCF Financial Corp. stockholders' equity	2,483,474			2,494,682
Non-controlling interest in subsidiaries	28,654			26,188
Total equity	2,512,128			2,520,870
Total liabilities and equity	$23,125,425			$21,748,730
Net interest income and margin		$252,899	4.67		$230,644	4.52

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)
The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21% and 35% for the quarters ended June 30, 2018 and 2017, respectively.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $288.4 million and $200.7 million for the quarters ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$320,655	$5,633	3.54%	$272,959	$5,463	4.03%
Debt securities held to maturity	157,450	2,017	2.56	175,115	2,315	2.64
Debt securities available for sale:
Taxable	1,123,017	13,976	2.49	818,821	9,088	2.22
Tax-exempt(3)	824,906	10,966	2.66	665,382	10,683	3.21
Loans and leases held for sale	54,261	1,641	6.09	314,256	13,374	8.58
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,750,765	48,225	5.55	2,023,317	56,966	5.67
Variable- and adjustable-rate	3,019,212	94,212	6.29	2,863,461	80,221	5.65
Total consumer real estate	4,769,977	142,437	6.02	4,886,778	137,187	5.66
Commercial:
Fixed-rate	915,784	20,684	4.55	983,508	22,839	4.68
Variable- and adjustable-rate	2,736,267	71,204	5.25	2,376,779	51,589	4.38
Total commercial	3,652,051	91,888	5.07	3,360,287	74,428	4.47
Leasing and equipment finance	4,665,144	113,643	4.87	4,281,636	95,912	4.48
Inventory finance	3,214,618	108,333	6.80	2,710,137	81,711	6.08
Auto finance	2,857,169	74,917	5.29	2,933,620	67,080	4.61
Other	14,145	290	4.13	9,989	268	5.40
Total loans and leases	19,173,104	531,508	5.58	18,182,447	456,586	5.05
Total interest-earning assets	21,653,393	565,741	5.26	20,428,980	497,509	4.90
Other assets(5)	1,442,117			1,289,730
Total assets	$23,095,510			$21,718,710
Liabilities and Equity:
Non-interest bearing deposits	$3,812,765			$3,437,631
Interest-bearing deposits:
Checking	2,461,126	232	0.02	2,542,489	166	0.01
Savings	5,469,523	6,901	0.25	4,781,566	1,039	0.04
Money market	1,634,965	5,029	0.62	2,303,129	5,419	0.47
Certificates of deposit	4,953,533	34,301	1.40	4,150,460	21,527	1.05
Total interest-bearing deposits	14,519,147	46,463	0.65	13,777,644	28,151	0.41
Total deposits	18,331,912	46,463	0.51	17,215,275	28,151	0.33
Borrowings:
Short-term borrowings	3,532	37	2.14	5,434	20	0.73
Long-term borrowings	1,477,531	21,087	2.87	1,341,391	13,378	2.00
Total borrowings	1,481,063	21,124	2.87	1,346,825	13,398	2.00
Total interest-bearing liabilities	16,000,210	67,587	0.85	15,124,469	41,549	0.55
Total deposits and borrowings	19,812,975	67,587	0.69	18,562,100	41,549	0.45
Accrued expenses and other liabilities	736,201			669,544
Total liabilities	20,549,176			19,231,644
Total TCF Financial Corp. stockholders' equity	2,520,396			2,463,393
Non-controlling interest in subsidiaries	25,938			23,673
Total equity	2,546,334			2,487,066
Total liabilities and equity	$23,095,510			$21,718,710
Net interest income and margin		$498,154	4.63		$455,960	4.49

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)
The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $285.2 million and $190.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

The composition of TCF's provision for credit losses was as follows:

	Quarter Ended June 30,				Change
(Dollars in thousands)	2018		2017		$	%
Consumer real estate	$550	3.9%	$253	1.3%	$297	117.4%
Commercial	3,066	21.5	3,477	17.9	(411)	(11.8)
Leasing and equipment finance	1,182	8.3	2,167	11.1	(985)	(45.5)
Inventory finance	(860)	(6.0)	(3,108)	(16.0)	2,248	72.3
Auto finance	9,302	65.3	15,847	81.5	(6,545)	(41.3)
Other	996	7.0	810	4.2	186	23.0
Total	$14,236	100.0%	$19,446	100.0%	$(5,210)	(26.8)

	Six Months Ended June 30,				Change
(Dollars in thousands)	2018		2017		$	%
Consumer real estate	$2,654	10.4%	$(7,884)	(24.9)%	$10,538	N.M.
Commercial	3,055	11.9	7,146	22.6	(4,091)	(57.2)%
Leasing and equipment finance	3,178	12.4	3,553	11.2	(375)	(10.6)
Inventory finance	(348)	(1.4)	(1,143)	(3.6)	795	69.6
Auto finance	15,555	60.8	28,704	90.7	(13,149)	(45.8)
Other	1,510	5.9	1,263	4.0	247	19.6
Total	$25,604	100.0%	$31,639	100.0%	$(6,035)	(19.1)
N.M. Not Meaningful

TCF's provision for credit losses was $14.2 million and $25.6 million for the second quarter and first six months of 2018, respectively, compared with $19.4 million and $31.6 million for the same periods in 2017. The decrease from the second quarter of 2017 was primarily due to run-off in the auto finance portfolio, partially offset by an increase in the provision for credit losses attributable to the inventory finance portfolio. The decrease from the first six months of 2017 was primarily due to run-off in the auto finance portfolio and a decrease in the provision for credit losses attributable to the commercial portfolio, partially offset by an increase in the provision for credit losses attributable to the consumer real estate portfolio due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to the consumer real estate non-accrual loans that were sold.

Net loan and lease charge-offs for the second quarter and first six months of 2018 were $12.8 million, or 0.27% of average loans and leases (annualized), and $26.9 million, or 0.28%, respectively, compared with $12.9 million, or 0.28%, and $18.0 million, or 0.20%, for the same periods in 2017. The decrease in net loan and lease charge-offs from the second quarter of 2017 was primarily due to decreased net charge-offs in the commercial portfolio, offset by increased net charge-offs in the auto finance and leasing and equipment finance portfolios. The increase from the first six months of 2017 was primarily due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to the consumer real estate non-accrual loans that were sold and increased net charge-offs in the auto finance portfolio, partially offset by decreased net charge-offs in the commercial portfolio.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  The components of non-interest income were as follows:

	Quarter Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Fees and service charges	$32,670	$32,733	$(63)	(0.2)%
Card revenue	14,962	14,154	808	5.7
ATM revenue	4,933	5,061	(128)	(2.5)
Subtotal	52,565	51,948	617	1.2
Gains on sales of auto loans, net	—	380	(380)	(100.0)
Gains on sales of consumer real estate loans, net	7,192	8,980	(1,788)	(19.9)
Servicing fee income	7,484	10,730	(3,246)	(30.3)
Subtotal	14,676	20,090	(5,414)	(26.9)
Leasing and equipment finance	42,904	39,830	3,074	7.7
Other	3,934	2,795	1,139	40.8
Fees and other revenue	114,079	114,663	(584)	(0.5)
Gains (losses) on debt securities, net	24	—	24	N.M.
Total non-interest income	$114,103	$114,663	$(560)	(0.5)
Total non-interest income as a percentage of total revenue	31.3%	33.5%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Fees and service charges	$63,421	$64,015	$(594)	(0.9)%
Card revenue	28,721	27,304	1,417	5.2
ATM revenue	9,583	9,736	(153)	(1.6)
Subtotal	101,725	101,055	670	0.7
Gains on sales of auto loans, net	—	3,244	(3,244)	(100.0)
Gains on sales of consumer real estate loans, net	16,315	17,871	(1,556)	(8.7)
Servicing fee income	15,779	22,381	(6,602)	(29.5)
Subtotal	32,094	43,496	(11,402)	(26.2)
Leasing and equipment finance	84,751	68,128	16,623	24.4
Other	7,650	5,498	2,152	39.1
Fees and other revenue	226,220	218,177	8,043	3.7
Gains (losses) on debt securities, net	87	—	87	N.M.
Total non-interest income	$226,307	$218,177	$8,130	3.7
Total non-interest income as a percentage of total revenue	31.4%	32.7%
N.M. Not Meaningful

Servicing Fee Income  Servicing fee income was $7.5 million on $4.1 billion of average loans and leases serviced for others and $15.8 million on $4.3 billion of average loans and leases serviced for others for the second quarter and first six months of 2018, respectively, compared with $10.7 million on $5.3 billion of average loans and leases serviced for others and $22.4 million on $5.4 billion of average loans and leases serviced for others for the same periods in 2017. The decreases were primarily due to run-off in the auto finance serviced for others portfolio. Servicing fee income on auto finance loans serviced for others comprised $5.6 million and $12.0 million of total servicing fee income for the second quarter and first six months of 2018, respectively, compared with $8.7 million and $18.5 million for the same periods in 2017. Average auto finance loans serviced for others were $1.5 billion and $1.6 billion for the second quarter and first six months of 2018, respectively, compared with $2.6 billion and $2.8 billion for the same periods in 2017. Servicing fee income on consumer real estate loans serviced for others comprised $1.5 million and $3.0 million of total servicing fee income for the second quarter and first six months of 2018, respectively, compared with $1.7 million and $3.2 million for the same periods in 2017. Average consumer real estate loans serviced for others were $2.2 billion and $2.3 billion for the second quarter and first six months of 2018, respectively, compared with $2.4 billion for both the same periods in 2017.

Leasing and Equipment Finance Leasing and equipment finance non-interest income was $42.9 million and $84.8 million for the second quarter and first six months of 2018, respectively, compared with $39.8 million and $68.1 million for the same periods in 2017. The increases from both periods were primarily due to increases in operating lease revenue, mainly driven by the acquisition of a leasing company in the second quarter of 2017, partially offset by decreases in sales-type lease revenue due to customer-driven events.

Non-interest Expense  The components of non-interest expense were as follows:

	Quarter Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Compensation and employee benefits	$120,575	$115,630	$4,945	4.3%
Occupancy and equipment	40,711	38,965	1,746	4.5
Other	89,084	61,363	27,721	45.2
Subtotal	250,370	215,958	34,412	15.9
Operating lease depreciation	17,945	12,466	5,479	44.0
Foreclosed real estate and repossessed assets, net	3,857	4,639	(782)	(16.9)
Other credit costs, net	(133)	24	(157)	N.M.
Total non-interest expense	$272,039	$233,087	$38,952	16.7

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Compensation and employee benefits	$244,415	$239,928	$4,487	1.9%
Occupancy and equipment	81,225	78,565	2,660	3.4
Other	147,903	125,579	22,324	17.8
Subtotal	473,543	444,072	29,471	6.6
Operating lease depreciation	35,219	23,708	11,511	48.6
Foreclosed real estate and repossessed assets, net	8,773	9,188	(415)	(4.5)
Other credit costs, net	484	125	359	N.M.
Total non-interest expense	$518,019	$477,093	$40,926	8.6
N.M. Not Meaningful

Compensation and Employee Benefits Expense Compensation and employee benefits expense was $120.6 million and $244.4 million for the second quarter and first six months of 2018, respectively, compared with $115.6 million and $239.9 million for the same periods in 2017. The increase from the second quarter of 2017 was primarily due to higher salaries, commissions and incentive compensation, as well as higher medical claims expense, partially offset by lower headcount in the auto finance business. The increase from the first six months of 2017 was primarily due to higher salaries and incentive compensation, partially offset by lower headcount in the auto finance business.

Other Non-interest Expense Other non-interest expense was $89.1 million and $147.9 million for the second quarter and first six months of 2018, respectively, compared with $61.4 million and $125.6 million for the same periods in 2017. The increase from the second quarter of 2017 was primarily due to the settlement with the BCFP and OCC of $32.0 million, comprised of $25.0 million of restitution, $5.0 million in penalties and $2.0 million of related expenses, partially offset by decreases in professional fees and loan and lease processing expense. The increase from the first six months of 2017 was primarily due to the settlement with the BCFP and OCC, partially offset by decreases in loan and lease processing expense, professional fees and severance expense. See Note 15. Other Non-interest Expense of Notes to Consolidated Financial Statements for further information.

Operating Lease Depreciation Operating lease depreciation was $17.9 million and $35.2 million for the second quarter and first six months of 2018, respectively, compared with $12.5 million and $23.7 million for the same periods in 2017. The increases from both periods were primarily due to increases in operating lease revenue mainly driven by the acquisition of a leasing company in the second quarter of 2017.

Income Taxes  Income tax expense was 20.9% and 21.5% of income before income taxes for the second quarter and first six months of 2018, respectively, compared with 28.9% and 29.4% for the same periods in 2017. The lower effective tax rates for the second quarter and first six months of 2018 were primarily due to changes in the corporate statutory tax rate as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 ("Tax Reform") and the finalization of the provisional amounts recorded for the year ended December 31, 2017 related to Tax Reform. During the second quarter of 2018, upon completion of its 2017 federal tax return, TCF adjusted the provisional amounts recorded for the year ended December 31, 2017 and recorded an additional net tax benefit of $1.1 million. The effective tax rates for the second quarter and first six months of 2017 were impacted by a $3.4 million favorable state tax settlement. In addition, the effective tax rates were impacted by $1.0 million and $2.2 million of excess tax benefits related to vesting of stock based compensation for the second quarter and first six months of 2018, respectively, compared with $0.7 million and $2.7 million for the same periods in 2017. Tax benefits related to stock compensation will fluctuate throughout the year based on the Company's stock price and the vesting of stock based compensation.

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

Consumer Banking generated net income available to common stockholders of $6.0 million and $33.9 million for the second quarter and first six months of 2018, respectively, compared with $23.5 million and $48.4 million for the same periods in 2017. The decreases from both periods were primarily due to the settlement with the BCFP and OCC of $32.0 million, including related expenses.

Consumer Banking net interest income totaled $139.5 million and $279.4 million for the second quarter and first six months of 2018, respectively, compared with $143.1 million and $283.4 million for the same periods in 2017. The decrease in net interest income from the second quarter of 2017 was primarily due to an increase in interest expense on deposits, an increase in funds transfer pricing charges and a decrease in interest income on loans held for sale, partially offset by an increase in funds transfer pricing credits. The decrease in net interest income from the first six months of 2017 was primarily due to a decrease in interest income on loans held for sale, an increase in interest expense on deposits and an increase in funds transfer pricing charges, partially offset by an increase in funds transfer pricing credits and an increase in interest income on loans held for investment. Total interest income attributable to the Consumer Banking segment was $209.6 million and $418.0 million for the second quarter and first six months of 2018, respectively, compared with $202.3 million and $400.0 million for the same periods in 2017. The increase in total interest income from the second quarter of 2017 was primarily due to higher funds transfer pricing credits as a result of increased rates on deposits, partially offset by a decrease in interest income on loans held for sale. The increase in total interest income from the first six months of 2017 was primarily due to higher funds transfer pricing credits and increased average yields and higher average balances of variable- and adjustable-rate consumer real estate loans, partially offset by lower average balances of fixed-rate consumer real estate loans and decreased interest income on auto finance loans due to run-off in the portfolio. Total interest expense attributable to the Consumer Banking segment was $70.1 million and $138.6 million for the second quarter and first six months of 2018, respectively, compared with $59.2 million and $116.6 million for the same periods in 2017. The increases from both periods were primarily due to increased average rates and higher average balances of certificates of deposit, higher funds transfer pricing charges driven by increases in interest rates and increased average rates on savings accounts.

Consumer Banking provision for credit losses was $10.9 million and $19.8 million for the second quarter and first six months of 2018, respectively, compared with $16.7 million and $22.1 million for the same periods in 2017. The decreases from both periods were primarily due to run-off in the auto finance portfolio. The decrease from the first six months of 2017 was partially offset by an increase in the provision for credit losses attributable to the consumer real estate portfolio due to the recovery of $8.7 million in the first quarter of 2017 on previous charge-offs related to consumer real estate non-accrual loans that were sold.

Consumer Banking non-interest income was $66.4 million and $133.5 million for the second quarter and first six months of 2018, respectively, compared with $71.5 million and $144.2 million for the same periods in 2017. The decreases from both periods were primarily due to decreases in servicing fee income due to run-off in the auto finance serviced for others portfolio and decreased gains on sales of consumer real estate loans. The decrease from the first six months of 2017 was also due to a decrease in gains on sales of auto finance loans and a decrease in fees and service charges. Servicing fee income was $7.0 million and $15.0 million for the second quarter and first six months of 2018, respectively, compared with $10.4 million and $21.7 million for the same periods in 2017. Servicing fee income on auto finance loans serviced for others comprised $5.6 million and $12.0 million of total servicing fee income for the second quarter and first six months of 2018, respectively, compared with $8.7 million and $18.5 million for the same periods in 2017. Average auto finance loans serviced for others were $1.5 billion and $1.6 billion for the second quarter and first six months of 2018, respectively, compared with $2.6 billion and $2.8 billion for the same periods in 2017. Servicing fee income on consumer real estate loans serviced for others comprised $1.5 million and $3.0 million of total servicing fee income for the second quarter and first six months of 2018, respectively, compared with $1.7 million and $3.2 million for the same periods in 2017. Average consumer real estate loans serviced for others were $2.2 billion and $2.3 billion for the second quarter and first six months of 2018, respectively, compared with $2.4 billion for both the same periods in 2017.

Consumer Banking non-interest expense was $186.7 million and $348.2 million for the second quarter and first six months of 2018, respectively, compared with $161.1 million and $330.4 million for the same periods in 2017. The increases from both periods were primarily due to the settlement with the BCFP and OCC of $32.0 million, including related expenses, partially offset by lower compensation and benefits expense as a result of lower headcount in the auto finance business and decreases in loan and lease processing expense. The increase from the first six months of 2017 was also partially offset by a decrease in severance expense.

Wholesale Banking

Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $48.1 million and $93.4 million for the second quarter and first six months of 2018, respectively, compared with $37.8 million and $66.4 million for the same periods in 2017.

Wholesale Banking net interest income was $98.4 million and $194.0 million for the second quarter and first six months of 2018, respectively, compared with $88.2 million and $175.8 million for the same periods in 2017. The increases in net interest income from both periods were primarily due to increases in interest income on loans and leases, partially offset by increases in funds transfer pricing charges and interest expense on borrowings. Total interest income attributable to the Wholesale Banking segment was $170.9 million and $330.2 million for the second quarter and first six months of 2018, respectively, compared with $134.5 million and $263.7 million for the same periods in 2017. The increases from both periods were primarily due to higher average balances and increased average yields on the variable- and adjustable-rate wholesale loan portfolios, as well as increased average yields and higher average balances of leasing and equipment finance loans and leases. Total interest expense attributable to the Wholesale Banking segment was $72.5 million and $136.2 million for the second quarter and first six months of 2018, respectively, compared with $46.4 million and $87.9 million for the same periods in 2017. The increases from both periods were primarily due to higher funds transfer pricing charges, higher interest expense on inter-company borrowings and higher interest expense on allocated long-term borrowings driven by increases in interest rates and higher average balances of loans and leases.

Wholesale Banking provision for credit losses was $3.3 million and $5.8 million for the second quarter and first six months of 2018, respectively, compared with $2.7 million and $9.6 million for the same periods in 2017. The increase from the second quarter of 2017 was primarily due to an increase in the provision for credit losses attributable to the inventory finance portfolio, partially offset by a decrease in the provision for credit losses attributable to the leasing and equipment finance portfolio. The decrease from the first six months of 2017 was primarily due to a decrease in the provision for credit losses attributable to the commercial portfolio.

Wholesale Banking non-interest income was $47.4 million and $92.4 million for the second quarter and first six months of 2018, respectively, compared with $42.9 million and $73.7 million for the same periods in 2017. The increases from both periods were primarily due to increases in leasing and equipment finance non-interest income as a result of increases in operating lease revenue, mainly driven by the acquisition of a leasing company in the second quarter of 2017, partially offset by decreases in sales-type lease revenue due to customer-driven events.

Wholesale Banking non-interest expense was $76.6 million and $152.9 million for the second quarter and first six months of 2018, respectively, compared with $66.9 million and $132.5 million for the same periods in 2017. The increases from both periods were primarily due to increases in operating lease depreciation, other non-interest expense and compensation and employee benefits. The increases in operating lease depreciation were primarily due to an increase in operating lease revenue mainly driven by the acquisition of a leasing company in the second quarter of 2017.

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

Enterprise Services generated net income available to common stockholders of $2.1 million and a net loss available to common stockholders of $4.9 million for the second quarter and first six months of 2018, respectively, compared with net losses available to common stockholders of $5.7 million and $17.8 million for the same periods in 2017.

Enterprise Services net interest income was $13.0 million and $20.7 million for the second quarter and first six months of 2018, respectively, compared with net interest expense of $4.1 million and $10.0 million for the same periods in 2017. The increases from both periods were primarily due to asset sensitivity of the funds transfer pricing mismatches as a result of rising interest rates and increases in interest income attributable to higher average balances of debt securities available for sale.

Enterprise Services non-interest expense was $8.8 million and $16.9 million for the second quarter and first six months of 2018, respectively, compared with $5.0 million and $14.2 million for the same periods in 2017. The increases from both periods were primarily due to increased compensation and employee benefits expense, partially offset by higher allocations of other non-interest expense to the Consumer Banking and Wholesale Banking segments and decreases in professional fees. The increases in compensation and employee benefits expense from both periods were primarily due to increases in incentive compensation, salaries and medical claims expense.

Consolidated Financial Condition Analysis

Debt Securities Available for Sale and Debt Securities Held to Maturity Total debt securities available for sale were $2.2 billion at June 30, 2018, compared with $1.7 billion at December 31, 2017. TCF's debt securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and obligations of states and political subdivisions. TCF may, from time to time, sell debt securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total debt securities held to maturity were $156.0 million at June 30, 2018, compared with $161.6 million at December 31, 2017. TCF's debt securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost, fair value and fully tax-equivalent yield of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments, and therefore expected maturities may differ because borrowers may have the right to prepay.

	At June 30, 2018			At December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Debt securities available for sale:
Mortgage-backed securities:
Due in one year or less	$4	$4	1.71%	$6	$6	1.98%
Due in 5-10 years	164,710	161,050	2.42	82,842	82,046	2.04
Due after 10 years	1,313,281	1,280,017	2.75	825,347	812,639	2.32
Obligations of states and political subdivisions:
Due in 1-5 years	45,170	45,222	2.52	15,178	15,312	2.97
Due in 5-10 years	478,911	470,175	2.59	431,494	435,821	3.14
Due after 10 years	301,943	293,316	2.75	363,487	363,194	3.29
Total debt securities available for sale	$2,304,019	$2,249,784	2.69	$1,718,354	$1,709,018	2.72

Debt securities held to maturity:
Mortgage-backed securities:
Due in 5-10 years	$34	$37	6.50%	$—	$—	—%
Due after 10 years	153,128	152,538	2.55	158,776	162,826	2.55
Other securities:
Due in one year or less	1,000	1,000	3.00	1,000	1,000	3.00
Due in 1-5 years	1,400	1,400	3.21	1,400	1,400	3.21
Due in 5-10 years	400	400	3.00	400	400	3.00
Total debt securities held to maturity	$155,962	$155,375	2.56	$161,576	$165,626	2.56

See Note 4. Debt Securities Available for Sale and Debt Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's debt securities available for sale and debt securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At June 30, 2018		At December 31, 2017		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$1,800,885	9.7%	$1,959,387	10.3%	$(158,502)	(8.1)%
Junior lien	2,830,029	15.2	2,860,309	15.0	(30,280)	(1.1)
Total consumer real estate	4,630,914	24.9	4,819,696	25.2	(188,782)	(3.9)
Commercial:
Commercial real estate	2,808,268	15.1	2,751,285	14.4	56,983	2.1
Commercial business	898,133	4.8	809,908	4.2	88,225	10.9
Total commercial	3,706,401	19.9	3,561,193	18.6	145,208	4.1
Leasing and equipment finance	4,648,049	25.0	4,761,661	24.9	(113,612)	(2.4)
Inventory finance	3,005,165	16.1	2,739,754	14.3	265,411	9.7
Auto finance	2,603,260	14.0	3,199,639	16.7	(596,379)	(18.6)
Other	20,957	0.1	22,517	0.3	(1,560)	(6.9)
Total loans and leases	$18,614,746	100.0%	$19,104,460	100.0%	$(489,714)	(2.6)

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $1.8 billion of first mortgage lien loans and $2.8 billion of junior lien loans at June 30, 2018, compared with $2.0 billion and $2.9 billion, respectively, at December 31, 2017. The decrease in the consumer real estate portfolio was primarily due to run-off in the first mortgage lien portfolio and the transfer of consumer real estate loans to held for sale. Loans are originated for investment and for sale. Consumer real estate originations were $536.8 million and $969.3 million for the second quarter and first six months of 2018, respectively, compared with $642.1 million and $1.1 billion for the same periods in 2017. TCF sold $181.7 million and $448.0 million of consumer real estate loans in the second quarter and first six months of 2018, respectively, compared with $273.4 million and $652.8 million for the same periods in 2017. At June 30, 2018, 59.3% of the consumer real estate portfolio was in TCF's primary banking markets, compared with 61.5% at December 31, 2017. At June 30, 2018, 63.6% of the consumer real estate portfolio carried a variable- or adjustable-rate generally tied to the prime rate, compared with 62.2% at December 31, 2017. At June 30, 2018, 40.3% of TCF's consumer real estate loans consisted of closed-end loans, compared with 42.2% at December 31, 2017. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 739 at June 30, 2018, compared with 738 at December 31, 2017. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 737 at June 30, 2018, compared with 736 at December 31, 2017.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At June 30, 2018, 70.8% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of 0.04% for the first six months of 2018.

The consumer real estate junior lien portfolio was comprised of $2.6 billion of home equity lines of credit ("HELOCs") and $182.4 million of amortizing consumer real estate junior lien mortgage loans at June 30, 2018, compared with $2.7 billion and $206.2 million, respectively, at December 31, 2017. At both June 30, 2018 and December 31, 2017, $2.3 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period. At June 30, 2018 and December 31, 2017, all of these loans were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2018, $350.3 million of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years, compared with $400.4 million at December 31, 2017. At June 30, 2018, 14.4% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 69.8% of total lines of credit at June 30, 2018, compared with 66.9% at December 31, 2017.

Commercial The commercial portfolio consisted of $2.8 billion of commercial real estate loans and $898.1 million of commercial business loans at June 30, 2018, compared with $2.8 billion and $809.9 million, respectively, at December 31, 2017. The increase in the commercial portfolio was primarily due to strong originations of commercial business loans. Total commercial originations were $590.5 million and $1.1 billion for the second quarter and first six months of 2018, respectively, compared with $476.5 million and $881.6 million for the same periods in 2017. At June 30, 2018, 72.7% of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets, compared with 74.7% at December 31, 2017. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at June 30, 2018 and December 31, 2017. At June 30, 2018, variable- and adjustable-rate loans represented 76.6% of total commercial loans outstanding, compared with 73.5% at December 31, 2017.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.5 billion of leases and $2.2 billion of loans at June 30, 2018, compared with $2.5 billion and $2.3 billion, respectively, at December 31, 2017. The decrease in the leasing and equipment finance portfolio was primarily due to loan payments received outpacing originations. Leasing and equipment finance originations (excluding loan and lease purchases) were $511.5 million and $944.3 million for the second quarter and first six months of 2018, respectively, compared with $537.0 million and $943.1 million for the same periods in 2017. Leasing and equipment finance originations include operating lease originations. The uninstalled backlog of approved transactions was $586.4 million at June 30, 2018, compared with $506.4 million at December 31, 2017.

Inventory Finance The inventory finance portfolio consisted of $3.0 billion of loans at June 30, 2018, compared with $2.7 billion at December 31, 2017. The increase was primarily due to growth with existing customers through new manufacturer products and increased customer sales, as well as the addition of new exclusive programs driving strong originations. Inventory finance originations were $2.4 billion and $4.8 billion for the second quarter and first six months of 2018, respectively, compared with $1.9 billion and $3.7 billion for the same periods in 2017. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 10,900 active dealers at both June 30, 2018 and December 31, 2017.

Auto Finance The auto finance portfolio consisted of $2.6 billion of loans at June 30, 2018, compared with $3.2 billion at December 31, 2017. The decrease was primarily due to the discontinuation of auto finance loan originations effective December 1, 2017 and run-off. There were no auto finance loan originations in the second quarter and first six months of 2018, compared with $524.6 million and $1.4 billion for the same periods in 2017. TCF did not sell any auto finance loans in the second quarter and first six months of 2018, compared with $48.0 million and $298.6 million for the same periods in 2017. The auto finance portfolio consisted of 20.6% new auto finance loans and 79.4% used auto finance loans at June 30, 2018, compared with 19.9% and 80.1%, respectively, at December 31, 2017.

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

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)
Consumer real estate:
First mortgage lien	$3,576	0.20%	$4,666	0.25%
Junior lien	2,100	0.07	1,268	0.04
Total consumer real estate	5,676	0.12	5,934	0.13
Commercial	—	—	1	—
Leasing and equipment finance	5,302	0.11	6,389	0.14
Inventory finance	75	—	208	0.01
Auto finance	8,565	0.33	9,077	0.28
Other	32	0.16	9	0.04
Subtotal	19,650	0.11	21,618	0.11
Portfolios acquired with deteriorated credit quality	948	13.48	1,561	13.18
Total	$20,598	0.11	$23,179	0.12

(1)	Excludes non-accrual loans and leases.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At June 30, 2018
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$84,842	$14,233	$99,075
Commercial	6,875	9,957	16,832
Leasing and equipment finance	6,954	2,118	9,072
Inventory finance	—	57	57
Auto finance	3,652	4,902	8,554
Other	2	—	2
Total	$102,325	$31,267	$133,592
Over 60-day delinquency as a percentage of total accruing TDR loans	0.51%	N.A.	N.A.
N.A. Not Applicable

	At December 31, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$88,092	$34,282	$122,374
Commercial	12,249	83	12,332
Leasing and equipment finance	10,263	1,413	11,676
Inventory finance	—	476	476
Auto finance	3,464	5,351	8,815
Other	3	1	4
Total	$114,071	$41,606	$155,677
Over 60-day delinquency as a percentage of total accruing TDR loans	0.36%	N.A.	N.A.
N.A. Not Applicable

Total TDR loans were $133.6 million at June 30, 2018, compared with $155.7 million at December 31, 2017. Accruing TDR loans were $102.3 million at June 30, 2018, compared with $114.1 million at December 31, 2017. The decrease was primarily due to the transfer of one commercial business accruing TDR loan to non-accrual status and decreases in leasing and equipment finance and consumer real estate accruing TDRs. Non-accrual TDR loans were $31.3 million at June 30, 2018, compared with $41.6 million at December 31, 2017. The decrease was primarily due to the transfer of consumer real estate non-accrual TDR loans to held for sale, partially offset by an increase in commercial non-accruing TDR loans.

TCF modifies loans through reductions in interest rates, extension of payment dates, term extensions or term extensions with a reduction of contractual payments, but generally not through reductions of principal.

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans and therefore are not included in the table above. TDR loans are no longer disclosed as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans are still considered impaired and follow TCF's impaired loan reserve policies.

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At June 30, 2018, 85.6% of total consumer real estate TDR loans were accruing and TCF recognized more than 61% of the original contractual interest due on accruing consumer real estate TDR loans for both the second quarter and first six months of 2018 by modifying the loans to qualified customers instead of foreclosing on the property. At June 30, 2018, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans. TDR loans for the remaining classes of financing receivables were not material at June 30, 2018.

See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information regarding TCF's loan modifications.

Non-performing Assets  TCF's non-accrual loans and leases and other real estate owned were as follows:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Non-accrual loans and leases:
Consumer real estate	$49,155	$83,224
Commercial	9,978	6,785
Leasing and equipment finance	16,300	17,089
Inventory finance	2,093	4,116
Auto finance	7,312	7,366
Other	21	2
Total non-accrual loans and leases	84,859	118,582
Other real estate owned:
Consumer real estate	15,573	17,907
Commercial real estate	693	318
Total other real estate owned	16,266	18,225
Total non-accrual loans and leases and other real estate owned	$101,125	$136,807

Non-accrual loans and leases as a percentage of total loans and leases	0.46%	0.62%

Non-accrual loans and leases and other real estate owned as a percentage of total loans and leases and other real estate owned	0.54	0.72

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	195.17	144.24

Non-accrual loans and leases were $84.9 million at June 30, 2018, compared with $118.6 million at December 31, 2017. The decrease was primarily due to the transfer of consumer real estate non-accrual loans to held for sale during the second quarter of 2018. Included in loans and leases held for sale at June 30, 2018 were $34.5 million of non-accrual loans, which are excluded from the table above. There were no non-accrual loans held for sale at December 31, 2017. Other real estate owned was $16.3 million at June 30, 2018, compared with $18.2 million at December 31, 2017. See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

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

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended June 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$84,237	$11,401	$19,968	$3,621	$7,199	$2	$126,428
Additions	13,239	—	4,475	2,590	2,762	35	23,101
(Charge-offs) recoveries	(1,344)	—	(2,194)	(453)	(547)	18	(4,520)
Transfers to other assets	(4,477)	—	(1,655)	(1,163)	(391)	—	(7,686)
Transfers to loans and leases held for sale	(36,720)	—	—	—	—	—	(36,720)
Return to accrual status	(1,217)	—	(482)	(1,283)	—	—	(2,982)
Payments received	(4,725)	(1,577)	(3,464)	(1,216)	(1,711)	(34)	(12,727)
Other, net	162	154	(348)	(3)	—	—	(35)
Balance, end of period	$49,155	$9,978	$16,300	$2,093	$7,312	$21	$84,859

	At or For the Six Months Ended June 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$83,224	$6,785	$17,089	$4,116	$7,366	$2	$118,582
Additions	27,039	4,636	14,960	5,506	5,376	46	57,563
(Charge-offs) recoveries	(2,731)	1	(3,675)	(915)	(1,143)	52	(8,411)
Transfers to other assets	(9,673)	—	(3,362)	(2,125)	(983)	—	(16,143)
Transfers to loans and leases held for sale	(36,720)	—	—	—	—	—	(36,720)
Return to accrual status	(3,915)	—	(1,707)	(1,695)	—	—	(7,317)
Payments received	(8,267)	(2,275)	(6,657)	(2,753)	(3,304)	(79)	(23,335)
Other, net	198	831	(348)	(41)	—	—	640
Balance, end of period	$49,155	$9,978	$16,300	$2,093	$7,312	$21	$84,859

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

Loans and leases by portfolio and regulatory classification were as follows:

	At June 30, 2018
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,561,026	$13,821	$56,067	$—	$4,630,914
Commercial	3,593,246	36,135	77,020	—	3,706,401
Leasing and equipment finance	4,575,707	34,652	37,690	—	4,648,049
Inventory finance	2,824,082	120,793	60,290	—	3,005,165
Auto finance	2,582,761	670	19,829	—	2,603,260
Other	20,903	—	54	—	20,957
Total loans and leases	$18,157,725	$206,071	$250,950	$—	$18,614,746

	At December 31, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,706,493	$22,075	$91,128	$—	$4,819,696
Commercial	3,452,837	42,729	65,627	—	3,561,193
Leasing and equipment finance	4,681,488	40,252	39,921	—	4,761,661
Inventory finance	2,553,028	116,312	70,414	—	2,739,754
Auto finance	3,180,807	551	18,281	—	3,199,639
Other	22,507	—	10	—	22,517
Total loans and leases	$18,597,160	$221,919	$285,381	$—	$19,104,460

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

The Company considers the allowance for loan and lease losses of $165.6 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2018. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

In conjunction with Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At June 30, 2018		At December 31, 2017
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$22,874	1.27%	$26,698	1.36%
Junior lien	21,080	0.74	20,470	0.72
Consumer real estate	43,954	0.95	47,168	0.98
Commercial:
Commercial real estate	22,327	0.80	24,842	0.90
Commercial business	17,964	2.00	12,353	1.53
Total commercial	40,291	1.09	37,195	1.04
Leasing and equipment finance	22,247	0.48	22,528	0.47
Inventory finance	11,840	0.39	13,233	0.48
Auto finance	46,608	1.79	50,225	1.57
Other	679	3.24	692	3.07
Total allowance for loan and lease losses	165,619	0.89	171,041	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,843	N.A.	1,479	N.A.
Total credit loss reserves	$167,462	0.90	$172,520	0.90
N.A. Not Applicable

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

TCF Bank had $197.1 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2018, compared with $242.6 million at December 31, 2017. Interest-bearing deposits held at the Federal Reserve Bank and unencumbered U.S. Government sponsored enterprises and federal agencies mortgage-backed securities were $1.6 billion at June 30, 2018, compared with $1.2 billion at December 31, 2017. In addition, TCF held unencumbered obligations of states and political subdivisions of $808.7 million at June 30, 2018, compared with $814.3 million at December 31, 2017.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. TCF primarily borrows from the Federal Home Loan Bank ("FHLB") of Des Moines, institutional sources under repurchase agreements and other sources. TCF had $1.2 billion of additional borrowing capacity at the FHLB of Des Moines at June 30, 2018 as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations and purchases, and equipment purchases for lease financing are the primary uses of TCF's funds.

TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $0.8 million (USD) outstanding under the line of credit with the counterparty at June 30, 2018 and no outstanding borrowings at December 31, 2017.

Deposits  Deposits were $18.4 billion at June 30, 2018, compared with $18.3 billion at December 31, 2017. The increase was primarily due to higher balances of savings and checking accounts, partially offset by lower balances of money market accounts and certificates of deposit.

Non-interest bearing checking accounts represented 21.4% of total deposits at June 30, 2018, compared with 20.0% of total deposits at December 31, 2017. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.51% at June 30, 2018, compared with 0.38% at December 31, 2017. The increase was primarily due to increased average rates on certificates of deposit, savings accounts and money market accounts.

Certificates of deposit were $4.8 billion at June 30, 2018, compared with $5.0 billion at December 31, 2017. The maturities of certificates of deposit with denominations equal to or greater than $100,000 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at June 30, 2018
Maturity:
Three months or less	$513,231
Over three through six months	534,903
Over six through 12 months	633,894
Over 12 months	651,773
Total	$2,333,801

Borrowings  Borrowings were $1.6 billion at June 30, 2018, compared with $1.2 billion at December 31, 2017. The increase was primarily due to higher balances of FHLB advances. TCF primarily borrows from the FHLB of Des Moines, institutional sources under repurchase agreements and other sources.

See Note 7. Long-term Borrowings of Notes to Consolidated Financial Statements and "Consolidated Financial Condition Analysis — Liquidity Management" in this Management's Discussion and Analysis for further information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs for growth, as well as asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at June 30, 2018 and December 31, 2017. See Note 9. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity was $2.5 billion, or 10.8% of total assets, at June 30, 2018, compared with $2.7 billion, or 11.7%, at December 31, 2017.

Preferred Stock  Preferred stock was $169.3 million at June 30, 2018, compared with $265.8 million at December 31, 2017. The decrease was due to the redemption of all 4,000,000 shares of the outstanding Series B Preferred Stock on March 1, 2018.

At June 30, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter. See Note 8. Equity of Notes to Consolidated Financial Statements for further information.

Treasury Stock TCF repurchased $125.9 million of its common stock in the first six months of 2018 pursuant to its share repurchase program. At June 30, 2018, TCF had the authority to repurchase an additional $15.0 million in aggregate value of shares pursuant to its share repurchase program authorized by its Board of Directors on November 27, 2017. On July 25, 2018, TCF's Board of Directors approved a new authorization to repurchase up to an additional $150.0 million of TCF common stock. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. These authorizations may be commenced or suspended at any time or from time to time.

Common Stockholders' Equity Dividends to common stockholders on a per share basis were 15.0 cents for the second quarter of 2018, compared with 7.5 cents for the same period in 2017. TCF's common dividend payout ratio was 44.1% for the second quarter of 2018, compared with 22.7% for the same period in 2017. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Total common stockholders' equity was $2.3 billion, or 9.97% of total assets, at June 30, 2018, compared with $2.4 billion, or 10.42%, at December 31, 2017. Tangible common equity was $2.1 billion, or 9.28% of total tangible assets, at June 30, 2018, compared with $2.2 billion, or 9.72%, at December 31, 2017. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less non-controlling interest in subsidiaries, preferred stock, goodwill and other intangible assets. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At June 30, 2018	At December 31, 2017
Computation of tangible common equity to tangible assets:
Total equity		$2,504,578	$2,680,584
Less: Non-controlling interest in subsidiaries		23,646	17,827
Total TCF Financial Corporation stockholders' equity		2,480,932	2,662,757
Less: Preferred stock		169,302	265,821
Total common stockholders' equity	(a)	2,311,630	2,396,936
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		22,247	23,687
Tangible common equity	(b)	$2,134,626	$2,218,492

Total assets	(c)	$23,184,462	$23,002,159
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		22,247	23,687
Tangible assets	(d)	$23,007,458	$22,823,715

Common equity to assets	(a) / (c)	9.97%	10.42%
Tangible common equity to tangible assets	(b) / (d)	9.28%	9.72%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it more consistently with the accounting for share-based payments to employees. The new guidance in Accounting Standards Codification ("ASC") 718 supersedes the guidance in ASC 505-50. The adoption of this ASU will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity debt securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. The adoption of this ASU will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in U.S. generally accepted accounting principles and may result in a material impact to our consolidated financial statements. The impact of the ASU will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement the ASU and is in the process of assessing its current processes and determining future methodologies to be used upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leveraged leases from ASC 840 into ASC 842. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which amends the new lease guidance to add an optional transition practical expedient that permits an entity to continue applying its current accounting policy for land easements that exist or expire before Topic 842's effective date. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which makes narrow scope improvements to the standard for specific issues and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date and provides a practical expedient related to separating components of a contract for lessors. The adoption of these ASUs will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an initial evaluation of TCF's leasing contracts and activities. Management has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. As a lessee, TCF had $158.6 million in total future minimum lease payments for operating leases as of December 31, 2017. Management is developing the methodologies and processes to estimate and account for the right-of-use assets and lease liabilities, which is based on the present value of future lease payments. The adoption of this guidance is not expected to result in a material change to lessee expense recognition. While there are limited changes to lessor accounting, there are certain implementation questions whose resolution may result in changes in recognition and measurement from current practice. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the BCFP and changes in the scope of Federal preemption of state laws that could be applied to national banks and their subsidiaries; the imposition of requirements that adversely impact TCF's deposit, lending, loan collection and other business activities such as mortgage foreclosure moratorium laws, further regulation of financial institution campus banking programs, restrictions on arbitration or new restrictions on loan and lease products; changes affecting customer account charges and fee income, including changes to interchange rates; regulatory actions or changes in customer opt-in preferences with respect to overdrafts, which may have an adverse impact on TCF; governmental regulations or judicial actions affecting the security interests of creditors; deficiencies in TCF's compliance programs, including under the Bank Secrecy Act, which may result in regulatory enforcement action including monetary penalties; increased health care costs including those resulting from health care reform; regulatory criticism and resulting enforcement actions or other adverse consequences such as increased capital requirements, higher deposit insurance assessments or monetary damages or penalties; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity.

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

Technological and Operational Risks.  Technological or operational difficulties, loss or theft of information, cyber-attacks and other security breaches, counterparty failures and the possibility that deposit account losses (from fraudulent checks, stolen debit card information, etc.) may increase; failure to keep pace with technological change, such as by failing to develop and maintain technology necessary to satisfy customer demands and prevent cyber-attacks, costs and possible disruptions related to upgrading systems or cyber-attacks; the failure to attract and retain key employees.

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

	Impact on Net Interest Income
(Dollars in millions)	June 30, 2018		December 31, 2017
Immediate Change in Interest Rates:
+200 basis points	$89.9	8.7%	$97.5	10.1%
+100 basis points	49.5	4.8	53.1	5.5

As of June 30, 2018, approximately 64% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 63% of TCF's deposit balances were low or no cost deposits. TCF believes that the mix of assets repricing compared with low or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC") and the Bureau of Consumer Financial Protection ("BCFP") which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On January 19, 2017, the BCFP filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the BCFP. In its ruling, the Court granted TCF Bank's motion to dismiss the BCFP's Regulation E claims and also dismissed the BCFP's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. On July 20, 2018, TCF Bank entered into a Stipulated Final Judgment and Order (the "BCFP Settlement") with the BCFP to resolve the matter and has entered into a Consent Order and a Consent Order For a Civil Money Penalty and related stipulations (collectively, the "OCC Consent Orders") with the OCC to resolve related regulatory issues with the OCC (collectively, the BCFP Settlement and the OCC Consent Orders are referred to herein as the "Consent Agreements"). The Consent Agreements provide, among other things, for TCF Bank to submit a restitution plan to the BCFP and OCC pursuant to which TCF Bank will pay restitution in the total amount of $25.0 million to certain current and former customers and require a notice to certain customers opted-in to overdraft service reminding them of their current opt-in choice. The Consent Agreements also provide that TCF Bank shall pay $5.0 million in civil money penalties, $3.0 million of which shall be paid to the OCC and $2.0 million of which shall be paid to the BCFP. In addition, TCF Bank expects to incur approximately $2.0 million in administrative costs related to the administration of the restitution plan required under the Consent Agreements. The financial impact of the Consent Agreements is reflected in TCF Financial Corporation's second quarter results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the quarter ended June 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30, 2018
Share repurchase program(1)	1,411,436	$23.17	1,411,436	$50,502,776
Employee transactions(2)	119,306	$22.78	N.A.	N.A.
May 1 to May 31, 2018
Share repurchase program(1)	1,101,302	$25.70	1,101,302	$22,199,135
Employee transactions(2)	—	$—	N.A.	N.A.
June 1 to June 30, 2018
Share repurchase program(1)	268,097	$26.71	268,097	$15,037,823
Employee transactions(2)	1,290	$26.60	N.A.	N.A.
Total
Share repurchase program(1)	2,780,835	$24.51	2,780,835	$15,037,823
Employee transactions(2)	120,596	$22.82	N.A.	N.A.
 N.A. Not Applicable

(1)
The current share repurchase authorization was approved by the Board of Directors and announced in a press release on November 27, 2017. The authorization was for a repurchase of up to $150.0 million in aggregate value of shares of TCF's common stock. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. Repurchases under this authorization may be commenced or suspended at any time or from time to time. On July 25, 2018, TCF's Board of Directors approved a new authorization to repurchase up to an additional $150.0 million in aggregate value of shares of TCF's common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed April 27, 2018 (No. 18784131)]
10.2	Amended and Restated Directors Stock Grant Program [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 27, 2018 (No. 18784131)]
10.3
Employment Agreement between Craig R. Dahl and TCF Financial Corporation, effective as of April 25, 2018 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed April 27, 2018 (No. 18784131)]

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein

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

Dated: August 3, 2018