Form 10-Q
period 2018-09-30
TCF FINANCIAL CORP
filed 2018-11-08
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2018
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
Yes ☑                                                   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2018
Common Stock, $.01 par value	166,804,795 shares

Part I - Financial Information

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At September 30, 2018	At December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$569,968	$621,782
Investments	80,672	82,644
Debt securities held to maturity	152,881	161,576
Debt securities available for sale	2,379,546	1,709,018
Loans and leases held for sale	114,198	134,862
Loans and leases:
Consumer real estate:
First mortgage lien	1,960,756	1,959,387
Junior lien	2,940,701	2,860,309
Total consumer real estate	4,901,457	4,819,696
Commercial	3,741,164	3,561,193
Leasing and equipment finance	4,601,887	4,761,661
Inventory finance	2,880,404	2,739,754
Auto finance	2,275,134	3,199,639
Other	21,107	22,517
Total loans and leases	18,421,153	19,104,460
Allowance for loan and lease losses	(160,621)	(171,041)
Net loans and leases	18,260,532	18,933,419
Premises and equipment, net	429,648	421,549
Goodwill, net	154,757	154,757
Other assets	762,583	782,552
Total assets	$22,904,785	$23,002,159
Liabilities and Equity:
Deposits:
Checking	$6,382,667	$6,300,127
Savings	5,737,144	5,287,606
Money market	1,504,952	1,764,998
Certificates of deposit	4,871,748	4,982,271
Total deposits	18,496,511	18,335,002
Short-term borrowings	2,324	—
Long-term borrowings	1,171,541	1,249,449
Total borrowings	1,173,865	1,249,449
Accrued expenses and other liabilities	706,397	737,124
Total liabilities	20,376,773	20,321,575
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
7,000 and 4,007,000 shares issued	169,302	265,821
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
173,589,933 and 172,158,449 shares issued	1,736	1,722
Additional paid-in capital	882,321	877,217
Retained earnings, subject to certain restrictions	1,708,410	1,577,311
Accumulated other comprehensive income (loss)	(65,259)	(18,517)
Treasury stock at cost, 6,777,409 and 489,030 shares and other	(189,652)	(40,797)
Total TCF Financial Corporation stockholders' equity	2,506,858	2,662,757
Non-controlling interest in subsidiaries	21,154	17,827
Total equity	2,528,012	2,680,584
Total liabilities and equity	$22,904,785	$23,002,159

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans and leases	$264,678	$243,973	$794,333	$697,613
Debt securities available for sale	14,838	8,486	37,477	24,518
Debt securities held to maturity	988	1,073	3,005	3,388
Loans held for sale and other	6,678	4,073	13,952	22,910
Total interest income	287,182	257,605	848,767	748,429
Interest expense:
Deposits	27,335	17,015	73,798	45,166
Borrowings	10,726	6,487	31,850	19,885
Total interest expense	38,061	23,502	105,648	65,051
Net interest income	249,121	234,103	743,119	683,378
Provision for credit losses	2,270	14,545	27,874	46,184
Net interest income after provision for credit losses	246,851	219,558	715,245	637,194
Non-interest income:
Fees and service charges	32,574	34,605	95,995	98,620
Card revenue	15,065	14,177	43,786	41,481
ATM revenue	5,053	5,234	14,636	14,970
Subtotal	52,692	54,016	154,417	155,071
Gains on sales of auto loans, net	—	—	—	3,244
Gains on sales of consumer real estate loans, net	8,764	8,049	25,079	25,920
Servicing fee income	6,032	9,966	21,811	32,347
Subtotal	14,796	18,015	46,890	61,511
Leasing and equipment finance	45,045	34,080	129,796	102,208
Other	3,818	2,930	11,468	8,428
Fees and other revenue	116,351	109,041	342,571	327,218
Gains (losses) on debt securities, net	94	189	181	189
Total non-interest income	116,445	109,230	342,752	327,407
Non-interest expense:
Compensation and employee benefits	123,127	114,954	367,542	354,882
Occupancy and equipment	42,337	38,766	123,562	117,331
Other	57,989	61,581	205,892	187,160
Subtotal	223,453	215,301	696,996	659,373
Operating lease depreciation	19,525	15,696	54,744	39,404
Foreclosed real estate and repossessed assets, net	3,881	3,829	12,654	13,017
Other credit costs, net	(436)	209	48	334
Total non-interest expense	246,423	235,035	764,442	712,128
Income before income tax expense	116,873	93,753	293,555	252,473
Income tax expense	28,034	30,704	66,083	77,341
Income after income tax expense	88,839	63,049	227,472	175,132
Income attributable to non-controlling interest	2,643	2,521	8,766	7,894
Net income attributable to TCF Financial Corporation	86,196	60,528	218,706	167,238
Preferred stock dividends	2,494	6,464	9,094	16,158
Impact of preferred stock redemption or notice to redeem preferred stock	—	5,779	3,481	5,779
Net income available to common stockholders	$83,702	$48,285	$206,131	$145,301
Earnings per common share:
Basic	$0.51	$0.29	$1.24	$0.86
Diluted	0.51	0.29	1.23	0.86

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to TCF Financial Corporation	$86,196	$60,528	$218,706	$167,238
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(13,434)	2,445	(46,059)	17,555
Net unrealized gains (losses) on net investment hedges	(1,904)	(1,682)	3,479	(3,144)
Foreign currency translation adjustment	2,899	2,939	(4,136)	5,527
Recognized postretirement prior service cost	(9)	(8)	(26)	(22)
Total other comprehensive income (loss), net of tax	(12,448)	3,694	(46,742)	19,916
Comprehensive income	$73,748	$64,222	$171,964	$187,154

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2016	4,006,900	171,034,506	$263,240	$1,710	$862,776	$1,382,901	$(33,725)	$(49,419)	$2,427,483	$17,162	$2,444,645
Change in accounting principle	—	—	—	—	1,319	(1,319)	—	—	—	—	—
Balance, January 1, 2017	4,006,900	171,034,506	263,240	1,710	864,095	1,381,582	(33,725)	(49,419)	2,427,483	17,162	2,444,645
Net income	—	—	—	—	—	167,238	—	—	167,238	7,894	175,132
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	19,916	—	19,916	—	19,916
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(5,150)	(5,150)
Public offering of Series C preferred stock	7,000	—	169,448	—	—	—	—	—	169,448	—	169,448
Notice to redeem Series A preferred stock	(6,900)	—	(166,721)	—	—	(5,779)	—	—	(172,500)	—	(172,500)
Dividends on preferred stock	—	—	—	—	—	(16,158)	—	—	(16,158)	—	(16,158)
Dividends on common stock	—	—	—	—	—	(37,917)	—	—	(37,917)	—	(37,917)
Common shares purchased by TCF employee benefit plans	—	1,079,753	—	11	17,691	—	—	—	17,702	—	17,702
Stock compensation plans, net of tax	—	(237,767)	—	(2)	1,398	—	—	—	1,396	—	1,396
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(18,552)	—	—	18,552	—	—	—
Balance, September 30, 2017	4,007,000	171,876,492	$265,967	$1,719	$864,632	$1,488,966	$(13,809)	$(30,867)	$2,576,608	$19,906	$2,596,514

Balance, December 31, 2017	4,007,000	172,158,449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—	—	—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	172,158,449	265,821	1,722	877,217	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	218,706	—	—	218,706	8,766	227,472
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(46,742)	—	(46,742)	—	(46,742)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(5,439)	(5,439)
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 6,288,379 shares of common stock	—	—	—	—	—	—	—	(149,912)	(149,912)	—	(149,912)
Dividends on preferred stock	—	—	—	—	—	(9,094)	—	—	(9,094)	—	(9,094)
Dividends on common stock	—	—	—	—	—	(74,916)	—	—	(74,916)	—	(74,916)
Common stock warrants exercised		1,050,084	—	11	(11)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	34,627	—	—	715	—	—	—	715	—	715
Stock compensation plans, net of tax	—	346,773	—	3	5,457	—	—	—	5,460	—	5,460
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,057)	—	—	1,057	—	—	—
Balance, September 30, 2018	7,000	173,589,933	$169,302	$1,736	$882,321	$1,708,410	$(65,259)	$(189,652)	$2,506,858	$21,154	$2,528,012
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$227,472	$175,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	27,874	46,184
Depreciation and amortization	167,058	149,313
Provision for deferred income taxes	33,409	17,685
Proceeds from sales of loans and leases held for sale	264,970	188,756
Originations of loans and leases held for sale, net of repayments	(271,793)	(359,109)
Gains on sales of assets, net	(28,977)	(37,023)
Net change in other assets and accrued expenses and other liabilities	13,572	(95,267)
Other, net	(29,668)	(33,057)
Net cash provided by (used in) operating activities	403,917	52,614
Cash flows from investing activities:
Proceeds from maturities of and principal collected on debt securities	131,442	105,561
Purchases of debt securities	(921,832)	(238,586)
Redemption of Federal Home Loan Bank stock	201,001	190,001
Purchases of Federal Home Loan Bank stock	(199,000)	(203,000)
Proceeds from sales of loans and leases	675,164	1,156,854
Principal collected on loans and leases, net of loan and lease originations and purchases	735,840	(1,541,913)
Acquisition of Equipment Financing & Leasing Corporation, net of cash acquired	—	(8,120)
Purchases of lease equipment	(857,934)	(743,819)
Proceeds from sales of assets	58,879	46,532
Purchases of premises and equipment	(45,460)	(36,376)
Other, net	15,151	22,099
Net cash provided by (used in) investing activities	(206,749)	(1,250,767)
Cash flows from financing activities:
Net change in deposits	163,442	869,029
Net change in short-term borrowings	2,451	(4,746)
Proceeds from long-term borrowings	7,043,458	7,931,686
Payments on long-term borrowings	(7,118,690)	(7,625,170)
Net proceeds from public offering of Series C preferred stock	—	169,448
Redemption of Series B preferred stock	(100,000)	—
Repurchases of common stock	(149,912)	—
Common shares sold to TCF employee benefit plans	715	17,702
Dividends paid on preferred stock	(9,094)	(14,541)
Dividends paid on common stock	(74,916)	(37,917)
Exercise of stock options	(997)	(57)
Net investment by (distribution to) non-controlling interest	(5,439)	(5,150)
Net cash provided by (used in) financing activities	(248,982)	1,300,284
Net change in cash and due from banks	(51,814)	102,131
Cash and due from banks at beginning of period	621,782	609,603
Cash and due from banks at end of period	$569,968	$711,734
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$99,336	$60,561
Income taxes, net	(21,035)	53,621
Transfer of loans and leases to other assets	77,704	74,958
Transfer of loans and leases from held for investment to held for sale, net	644,488	965,532
Transfer of mandatorily redeemable Series A preferred stock to accrued expenses and other liabilities	—	172,500
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2017.

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

Note 3.  Cash and Due from Banks

At September 30, 2018 and December 31, 2017, TCF Bank was required by Federal Reserve regulations to maintain reserves of $110.1 million and $107.0 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $47.9 million and $36.5 million at September 30, 2018 and December 31, 2017, respectively.

TCF had cash held in interest-bearing accounts of $263.1 million and $324.2 million at September 30, 2018 and December 31, 2017, respectively.

Note 4.  Debt Securities Available for Sale and Debt Securities Held to Maturity

Debt securities were as follows:

	At September 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,630,465	$15	$49,796	$1,580,684	$908,189	$308	$13,812	$894,685
Other	4	—	—	4	6	—	—	6
Obligations of states and political subdivisions	821,727	28	22,897	798,858	810,159	7,967	3,799	814,327
Total debt securities available for sale	$2,452,196	$43	$72,693	$2,379,546	$1,718,354	$8,275	$17,611	$1,709,018
Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$150,081	$104	$2,321	$147,864	$158,776	$4,462	$412	$162,826
Other securities	2,800	—	—	2,800	2,800	—	—	2,800
Total debt securities held to maturity	$152,881	$104	$2,321	$150,664	$161,576	$4,462	$412	$165,626

At September 30, 2018 and December 31, 2017, mortgage-backed securities with a carrying value of $1.6 million and $0.9 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

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

There were no sales or impairment charges for debt securities available for sale and debt securities held to maturity during the third quarter and first nine months of 2018 and 2017. Net gains (losses) on debt securities were $94 thousand and $181 thousand for the third quarter and first nine months of 2018, respectively, compared with $189 thousand for both the same periods in 2017. The net gains were related to recoveries on previously impaired debt securities held to maturity.

Gross unrealized losses and fair value of debt securities available for sale and debt securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At September 30, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$967,838	$16,402	$608,028	$33,394	$1,575,866	$49,796
Obligations of states and political subdivisions	529,164	9,857	262,980	13,040	792,144	22,897
Total debt securities available for sale	$1,497,002	$26,259	$871,008	$46,434	$2,368,010	$72,693

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$120,860	$1,151	$21,910	$1,170	$142,770	$2,321
Total debt securities held to maturity	$120,860	$1,151	$21,910	$1,170	$142,770	$2,321

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$406,298	$2,686	$428,585	$11,126	$834,883	$13,812
Obligations of states and political subdivisions	103,759	486	207,516	3,313	311,275	3,799
Total debt securities available for sale	$510,057	$3,172	$636,101	$14,439	$1,146,158	$17,611

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$13,309	$132	$11,470	$280	$24,779	$412
Total debt securities held to maturity	$13,309	$132	$11,470	$280	$24,779	$412

The amortized cost and fair value of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At September 30, 2018		At December 31, 2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$—	$—	$6	$6
Due in 1-5 years	68,368	67,737	15,178	15,312
Due in 5-10 years	692,272	673,804	514,336	517,867
Due after 10 years	1,691,556	1,638,005	1,188,834	1,175,833
Total debt securities available for sale	$2,452,196	$2,379,546	$1,718,354	$1,709,018

Debt securities held to maturity:
Due in one year or less	$—	$—	$1,000	$1,000
Due in 1-5 years	2,400	2,400	1,400	1,400
Due in 5-10 years	431	435	400	400
Due after 10 years	150,050	147,829	158,776	162,826
Total debt securities held to maturity	$152,881	$150,664	$161,576	$165,626

Interest income attributable to debt securities available for sale was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Taxable interest income	$10,511	$4,619	$24,487	$13,707
Tax-exempt interest income	4,327	3,867	12,990	10,811
Total interest income	$14,838	$8,486	$37,477	$24,518

Note 5.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Consumer real estate:
First mortgage lien	$1,960,756	$1,959,387
Junior lien	2,940,701	2,860,309
Total consumer real estate	4,901,457	4,819,696
Commercial:
Commercial real estate:
Permanent	2,362,045	2,385,752
Construction and development	411,610	365,533
Total commercial real estate	2,773,655	2,751,285
Commercial business	967,509	809,908
Total commercial	3,741,164	3,561,193
Leasing and equipment finance	4,601,887	4,761,661
Inventory finance	2,880,404	2,739,754
Auto finance	2,275,134	3,199,639
Other	21,107	22,517
Total loans and leases(1)	$18,421,153	$19,104,460

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $9.0 million and $33.3 million at September 30, 2018 and December 31, 2017, respectively.

Loan Sales During the third quarter and first nine months of 2018, TCF sold $328.0 million and $775.9 million, respectively, of consumer real estate loans, received cash of $346.5 million and $807.5 million, respectively, and recognized net gains of $8.8 million and $25.1 million, respectively. During the third quarter and first nine months of 2017, TCF sold $291.0 million and $943.8 million, respectively, of consumer real estate loans, received cash of $305.3 million and $987.8 million, respectively, and recognized net gains of $8.0 million and $25.9 million, respectively. Related to these sales, TCF retained no interest-only strips during the third quarter of 2018 and retained interest-only strips of $3.8 million during the first nine months of 2018. TCF retained interest-only strips of $0.5 million and $2.5 million during the third quarter and first nine months of 2017, respectively. Included in consumer real estate loans sold in the third quarter and first nine months of 2018 were $34.7 million of non-accrual loans, which were sold servicing released, and $21.8 million and $71.2 million for the same periods in 2017. TCF generally retains servicing on loans sold.

During the third quarter and first nine months of 2018 and the third quarter of 2017, TCF did not sell any auto finance loans. TCF sold $298.6 million of auto finance loans during the first nine months of 2017, received cash of $303.3 million and recognized net gains of $3.2 million.

No servicing assets or liabilities related to consumer real estate or auto finance loans were recorded within TCF's Consolidated Statements of Financial Condition at September 30, 2018 or December 31, 2017, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Interest-only strips attributable to:
Consumer real estate loan sales	$15,619	$16,440
Auto finance loan sales	2,093	4,946
Total interest-only strips	$17,712	$21,386
Contractual liabilities attributable to:
Consumer real estate loan sales	$1,540	$1,234

TCF recorded no impairment charges on the consumer real estate interest-only strips in the third quarter of 2018 and
2017 and $268 thousand and $875 thousand in the first nine months of 2018 and 2017, respectively. TCF recorded $45 thousand and $235 thousand of impairment charges on the auto finance interest-only strips in the third quarter of 2018 and 2017, respectively, and $393 thousand and $400 thousand in the first nine months of 2018 and 2017, respectively.

Note 6.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended September 30, 2018:
Balance, beginning of period	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619
Charge-offs	(1,519)	(18)	(2,608)	(880)	(12,460)	(1,963)	(19,448)
Recoveries	7,949	26	678	243	2,975	787	12,658
Net (charge-offs) recoveries	6,430	8	(1,930)	(637)	(9,485)	(1,176)	(6,790)
Provision for credit losses	(4,827)	171	2,822	124	2,729	1,251	2,270
Other	(299)	—	(213)	34	—	—	(478)
Balance, end of period	$45,258	$40,470	$22,926	$11,361	$39,852	$754	$160,621

At or For the Quarter Ended September 30, 2017:
Balance, beginning of period	$52,408	$34,669	$21,922	$12,129	$43,893	$599	$165,620
Charge-offs	(2,940)	—	(1,404)	(750)	(11,028)	(1,877)	(17,999)
Recoveries	6,392	196	358	281	1,780	840	9,847
Net (charge-offs) recoveries	3,452	196	(1,046)	(469)	(9,248)	(1,037)	(8,152)
Provision for credit losses	(5,669)	1,479	1,967	240	15,437	1,091	14,545
Other	(2,353)	—	(72)	78	(1,422)	—	(3,769)
Balance, end of period	$47,838	$36,344	$22,771	$11,978	$48,660	$653	$168,244

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2018:
Balance, beginning of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Charge-offs	(5,729)	(22)	(7,257)	(2,102)	(36,996)	(5,395)	(57,501)
Recoveries	10,264	71	1,881	539	8,339	2,696	23,790
Net (charge-offs) recoveries	4,535	49	(5,376)	(1,563)	(28,657)	(2,699)	(33,711)
Provision for credit losses	(2,173)	3,226	6,000	(224)	18,284	2,761	27,874
Other	(4,272)	—	(226)	(85)	—	—	(4,583)
Balance, end of period	$45,258	$40,470	$22,926	$11,361	$39,852	$754	$160,621

At or For the Nine Months Ended September 30, 2017:
Balance, beginning of period	$59,448	$32,695	$21,350	$13,932	$32,310	$534	$160,269
Charge-offs	(9,205)	(5,431)	(5,694)	(1,856)	(28,045)	(4,996)	(55,227)
Recoveries	18,783	455	1,718	675	4,680	2,761	29,072
Net (charge-offs) recoveries	9,578	(4,976)	(3,976)	(1,181)	(23,365)	(2,235)	(26,155)
Provision for credit losses	(13,553)	8,625	5,520	(903)	44,141	2,354	46,184
Other	(7,635)	—	(123)	130	(4,426)	—	(12,054)
Balance, end of period	$47,838	$36,344	$22,771	$11,978	$48,660	$653	$168,244

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At September 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$22,274	$38,843	$19,021	$10,850	$39,729	$754	$131,471
Individually evaluated for impairment	22,984	1,627	3,905	511	123	—	29,150
Total	$45,258	$40,470	$22,926	$11,361	$39,852	$754	$160,621
Loans and leases outstanding:
Collectively evaluated for impairment	$4,785,131	$3,710,229	$4,574,620	$2,878,764	$2,262,966	$21,105	$18,232,815
Individually evaluated for impairment	116,326	30,935	22,464	1,640	12,168	2	183,535
Loans acquired with deteriorated credit quality	—	—	4,803	—	—	—	4,803
Total	$4,901,457	$3,741,164	$4,601,887	$2,880,404	$2,275,134	$21,107	$18,421,153

	At December 31, 2017
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$28,851	$35,635	$19,083	$12,945	$49,900	$691	$147,105
Individually evaluated for impairment	18,317	1,560	3,445	288	325	1	23,936
Total	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Loans and leases outstanding:
Collectively evaluated for impairment	$4,675,626	$3,524,864	$4,721,905	$2,735,638	$3,188,810	$22,513	$18,869,356
Individually evaluated for impairment	144,070	36,329	27,912	4,116	10,829	4	223,260
Loans acquired with deteriorated credit quality	—	—	11,844	—	—	—	11,844
Total	$4,819,696	$3,561,193	$4,761,661	$2,739,754	$3,199,639	$22,517	$19,104,460

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

	At September 30, 2018
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,921,391	$2,720	$770	$1,924,881	$35,875	$1,960,756
Junior lien	2,920,365	1,119	—	2,921,484	19,217	2,940,701
Total consumer real estate	4,841,756	3,839	770	4,846,365	55,092	4,901,457
Commercial:
Commercial real estate	2,768,445	—	—	2,768,445	5,210	2,773,655
Commercial business	962,831	—	—	962,831	4,678	967,509
Total commercial	3,731,276	—	—	3,731,276	9,888	3,741,164
Leasing and equipment finance	4,574,268	5,054	1,701	4,581,023	16,061	4,597,084
Inventory finance	2,878,684	65	15	2,878,764	1,640	2,880,404
Auto finance	2,258,221	6,318	2,982	2,267,521	7,613	2,275,134
Other	21,042	30	33	21,105	2	21,107
Subtotal	18,305,247	15,306	5,501	18,326,054	90,296	18,416,350
Portfolios acquired with deteriorated credit quality	4,000	—	803	4,803	—	4,803
Total	$18,309,247	$15,306	$6,304	$18,330,857	$90,296	$18,421,153

	At December 31, 2017
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$1,892,771	$4,073	$593	$1,897,437	$61,950	$1,959,387
Junior lien	2,837,767	1,268	—	2,839,035	21,274	2,860,309
Total consumer real estate	4,730,538	5,341	593	4,736,472	83,224	4,819,696
Commercial:
Commercial real estate	2,744,500	—	—	2,744,500	6,785	2,751,285
Commercial business	809,907	1	—	809,908	—	809,908
Total commercial	3,554,407	1	—	3,554,408	6,785	3,561,193
Leasing and equipment finance	4,726,339	4,272	2,117	4,732,728	17,089	4,749,817
Inventory finance	2,735,430	191	17	2,735,638	4,116	2,739,754
Auto finance	3,183,196	6,078	2,999	3,192,273	7,366	3,199,639
Other	22,506	3	6	22,515	2	22,517
Subtotal	18,952,416	15,886	5,732	18,974,034	118,582	19,092,616
Portfolios acquired with deteriorated credit quality	10,283	361	1,200	11,844	—	11,844
Total	$18,962,699	$16,247	$6,932	$18,985,878	$118,582	$19,104,460

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Contractual interest due on non-accrual loans and leases	$2,254	$3,529	$8,138	$11,606
Interest income recognized on non-accrual loans and leases	188	581	1,091	2,274
Unrecognized interest income	$2,066	$2,948	$7,047	$9,332

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$4,642	$7,324
Non-accrual	8,695	10,552
Total consumer real estate loans to customers in bankruptcy	$13,337	$17,876

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

TDR loans were as follows:

	At September 30, 2018			At December 31, 2017
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$82,317	$16,334	$98,651	$88,092	$34,282	$122,374
Commercial	4,235	9,874	14,109	12,249	83	12,332
Leasing and equipment finance	6,403	2,085	8,488	10,263	1,413	11,676
Inventory finance	—	12	12	—	476	476
Auto finance	4,557	5,309	9,866	3,464	5,351	8,815
Other	2	—	2	3	1	4
Total	$97,514	$33,614	$131,128	$114,071	$41,606	$155,677
Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at September 30, 2018, $7.9 million, or 48.6%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 57.1% were current. Of the non-accrual TDR balance at December 31, 2017, $22.3 million, or 65.0%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 70.0% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing consumer real estate TDR loans was $15.6 million, or 19.0% of the outstanding balance, at September 30, 2018 and $17.1 million, or 19.4% of the outstanding balance, at December 31, 2017. At September 30, 2018, 0.3% of accruing consumer real estate TDR loans were more than 60 days delinquent, compared with 0.5% at December 31, 2017. The allowance on accruing TDRs and the percentage of accruing TDR loans that were 60 days or more delinquent were not material for the remaining classes of finance receivables at September 30, 2018 and December 31, 2017.

Unfunded commitments to consumer real estate loans classified as TDRs were $0.5 million at September 30, 2018 and $0.4 million at December 31, 2017. There were no unfunded commitments to commercial loans classified as TDRs at September 30, 2018 and $0.5 million at December 31, 2017. At September 30, 2018 and December 31, 2017, no additional funds were committed to leasing and equipment finance, inventory finance or auto finance loans classified as TDRs.

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the financial impact of TDR loans and is the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms. The following table summarizes the financial effects of consumer real estate accruing TDR loans. The financial effects of TDR loans for the remaining classes of finance receivables were not material for the third quarter and first nine months of 2018 and 2017.

	Quarter Ended September 30,
	2018			2017
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$1,034	$614	$420	$1,127	$688	$439
Junior lien	407	278	129	479	331	148
Total consumer real estate	$1,441	$892	$549	$1,606	$1,019	$587

	Nine Months Ended September 30,
	2018			2017
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$3,147	$1,870	$1,277	$3,427	$2,059	$1,368
Junior lien	1,249	853	396	1,476	1,025	451
Total consumer real estate	$4,396	$2,723	$1,673	$4,903	$3,084	$1,819

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$778	$856	$2,751	$2,328
Junior lien	176	317	240	518
Total consumer real estate	954	1,173	2,991	2,846
Commercial:
Commercial real estate	—	—	—	6,681
Commercial business	—	—	4,697	—
Total commercial	—	—	4,697	6,681
Leasing and equipment finance	87	451	87	635
Auto finance	217	260	950	867
Defaulted TDR loan balances modified during the applicable period	$1,258	$1,884	$8,725	$11,029

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

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

Information on impaired loans was as follows:

	At September 30, 2018			At December 31, 2017
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$65,528	$62,581	$13,989	$91,624	$80,802	$13,792
Junior lien	25,972	24,778	8,861	32,327	29,544	4,165
Total consumer real estate	91,500	87,359	22,850	123,951	110,346	17,957
Commercial:
Commercial real estate	5,547	5,156	1,000	6,810	6,702	1,000
Commercial business	4,713	4,689	627	7,841	7,841	560
Total commercial	10,260	9,845	1,627	14,651	14,543	1,560
Leasing and equipment finance	15,157	15,157	2,415	17,105	17,105	1,345
Inventory finance	1,435	1,439	511	1,296	1,298	288
Auto finance	538	404	59	1,333	1,016	243
Other	2	2	—	3	4	1
Total impaired loans with an allowance recorded	118,892	114,206	27,462	158,339	144,312	21,394
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	12,155	9,765	—	12,898	10,445	—
Junior lien	11,087	1,527	—	17,697	1,583	—
Total consumer real estate	23,242	11,292	—	30,595	12,028	—
Commercial real estate	4,344	4,278	—	4,552	4,491	—
Inventory finance	201	201	—	2,810	2,818	—
Auto finance	13,357	9,462	—	10,566	7,799	—
Other	331	—	—	331	—	—
Total impaired loans without an allowance recorded	41,475	25,233	—	48,854	27,136	—
Total impaired loans	$160,367	$139,439	$27,462	$207,193	$171,448	$21,394

The average loan balance of impaired loans and interest income recognized on impaired loans were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In thousands)	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$62,411	$435	$84,126	$679	$71,692	$1,706	$92,490	$2,097
Junior lien	24,788	246	33,438	382	27,160	841	41,083	1,209
Total consumer real estate	87,199	681	117,564	1,061	98,852	2,547	133,573	3,306
Commercial:
Commercial real estate	5,192	—	5,119	—	5,929	—	8,461	16
Commercial business	5,981	13	13	—	6,265	130	13	48
Total commercial	11,173	13	5,132	—	12,194	130	8,474	64
Leasing and equipment finance	15,472	16	11,837	10	16,131	70	11,638	28
Inventory finance	1,464	20	2,078	18	1,369	51	3,120	176
Auto finance	452	—	2,792	55	709	—	3,337	146
Other	2	—	4	—	3	—	6	—
Total impaired loans with an allowance recorded	115,762	730	139,407	1,144	129,258	2,798	160,148	3,720
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	10,074	171	11,871	212	10,105	527	12,264	736
Junior lien	1,591	44	1,669	71	1,556	152	1,749	392
Total consumer real estate	11,665	215	13,540	283	11,661	679	14,013	1,128
Commercial:
Commercial real estate	4,315	58	12,090	95	4,385	174	11,860	438
Commercial business	—	—	334	2	—	—	284	3
Total commercial	4,315	58	12,424	97	4,385	174	12,144	441
Inventory finance	403	31	1,255	62	1,510	136	1,037	136
Auto finance	8,757	77	4,878	—	8,630	211	4,592	—
Total impaired loans without an allowance recorded	25,140	381	32,097	442	26,186	1,200	31,786	1,705
Total impaired loans	$140,902	$1,111	$171,504	$1,586	$155,444	$3,998	$191,934	$5,425

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Other real estate owned	$19,079	$18,225
Repossessed and returned assets	12,279	12,630
Consumer real estate loans in process of foreclosure	15,190	22,622

Other real estate owned and repossessed and returned assets were written down $0.7 million and $2.7 million in the third quarter and first nine months of 2018, respectively, and $1.6 million and $5.0 million in the same periods in 2017.

Note 7.  Long-term Borrowings

Long-term borrowings were as follows:

		At September 30, 2018				At December 31, 2017
(Dollars in thousands)	Stated Maturity	Amount	Stated Rate			Amount	Stated Rate
Federal Home Loan Bank advances	2019	$—			—%	$600,000	1.40%	-	1.75%
	2020	825,000	2.29%	-	2.45	275,000	1.76	-	1.78
Subtotal		825,000				875,000
Subordinated bank notes	2022	109,037			6.25	108,867			6.25
	2025	148,408			4.60	148,252			4.60
Hedge-related basis adjustment(1)		(8,339)				(2,157)
Subtotal		249,106				254,962
Discounted lease rentals	2018	11,976	2.78	-	4.20	52,347	2.55	-	7.95
	2019	39,853	2.53	-	6.00	34,978	2.53	-	6.00
	2020	25,034	2.64	-	6.50	19,736	2.64	-	6.50
	2021	13,374	2.88	-	5.80	10,077	2.88	-	5.00
	2022	3,844	3.04	-	5.50	2,349	3.04	-	5.43
	2023	213	4.90	-	5.78	—			—
Subtotal		94,294				119,487
Capital lease obligation	2018	20			3.73	—			—
	2019	83			3.73	—			—
	2020	86			3.73	—			—
	2021	89			3.73	—			—
	2022	93			3.73	—			—
	2023 - 2038	2,770			3.73	—			—
Subtotal		3,141				—
Total long-term borrowings		$1,171,541				$1,249,449

(1)	Related to subordinated bank notes with a stated maturity of 2025.

At September 30, 2018, TCF Bank had pledged loans secured by consumer and commercial real estate and Federal Home Loan Bank ("FHLB") stock with an aggregate carrying value of $4.1 billion as collateral for FHLB advances. At September 30, 2018, $825.0 million of the FHLB advances outstanding were prepayable at TCF's option.

Note 8. Equity

Preferred Stock

Preferred stock was as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Series B non-cumulative perpetual preferred stock	$—	$96,519
Series C non-cumulative perpetual preferred stock	169,302	169,302
Total preferred stock	$169,302	$265,821

At September 30, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock was issued on September 14, 2017 and may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

On March 1, 2018, TCF redeemed all 4,000,000 of the outstanding shares of the 6.45% Series B non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25 per share (the "Series B Preferred Stock") for $100.0 million. Deferred stock issuance costs of $3.5 million originally recorded as a reduction to preferred stock upon the issuance of the Series B Preferred Stock were reclassified to retained earnings and resulted in a one-time, non-cash reduction to net income available to common stockholders utilized in the computation of earnings per common share and diluted earnings per common share for the first nine months of 2018. Dividends were payable on the Series B Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 6.45%.

Treasury Stock and Other

Treasury stock and other were as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Treasury stock, at cost	$160,178	$10,265
Shares held in trust for deferred compensation plans, at cost	29,474	30,532
Total	$189,652	$40,797

TCF repurchased $24.0 million and $149.9 million of its common stock during the third quarter and first nine months of 2018, respectively, pursuant to its share repurchase program. These shares were recorded as treasury stock. No repurchases of common stock were made in the first nine months of 2017. At September 30, 2018, TCF had the authority to repurchase an additional $141.0 million in aggregate value of shares pursuant to its share repurchase program.

Warrants

At September 30, 2018, TCF had 173,296 warrants outstanding with an exercise price of $16.93 per share, which expire on November 14, 2018. During the first nine months of 2018, 3,026,692 warrants were exercised.

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $249.1 million at September 30, 2018, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At September 30,	At December 31,	At September 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2018	2017	2018	2017
Regulatory Capital:
Common equity Tier 1 capital	$2,226,820	$2,242,410	$2,297,245	$2,409,027
Tier 1 capital	2,412,869	2,522,178	2,318,399	2,426,854
Total capital	2,754,615	2,889,323	2,696,433	2,837,374

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	11.04%	10.79%	11.39%	11.59%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.96	12.14	11.49	11.68	8.00	6.00
Total risk-based capital ratio	13.66	13.90	13.37	13.65	10.00	8.00
Tier 1 leverage ratio	10.58	11.12	10.16	10.70	5.00	4.00

(1)	Excludes capital conservation buffer of 1.875% and 1.25% at September 30, 2018 and December 31, 2017, respectively.

Note 10.  Stock Compensation

TCF's restricted stock award and stock option transactions under the TCF Financial 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program were as follows:

	Restricted Stock Awards		Stock Options
	Shares	Weighted- average Grant Date Fair Value	Shares	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
Outstanding at December 31, 2017	2,639,663	$13.65	366,000	0.06	$15.75
Granted	747,446	21.71	—	—	—
Exercised	—	—	(366,000)	—	15.75
Forfeited/canceled	(203,751)	15.07	—	—	—
Vested	(836,323)	12.15	—	—	—
Outstanding at September 30, 2018	2,347,035	$16.62	—	—	$—

At September 30, 2018, there were 264,373 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Unrecognized stock compensation expense for restricted stock awards was $21.1 million with a weighted-average remaining amortization period of 1.6 years at September 30, 2018.

At September 30, 2018, there were 406,575 performance-based restricted stock units granted under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units that will vest will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. The remaining weighted-average performance period of the restricted stock units was 1.7 years at September 30, 2018.

Compensation expense for restricted stock awards and restricted stock units was $3.5 million and $13.1 million for the third quarter and first nine months of 2018, respectively, and $2.4 million and $6.5 million for the same periods in 2017.

Note 11.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in other non-interest expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and the Postretirement Plan were as follows:

	Pension Plan
	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest cost	$246	$284	$738	$854
Return on plan assets	(133)	(142)	(397)	(426)
Net periodic benefit plan (income) cost	$113	$142	$341	$428

	Postretirement Plan
	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest cost	$28	$33	$83	$100
Amortization of prior service cost	(12)	(12)	(35)	(35)
Net periodic benefit plan (income) cost	$16	$21	$48	$65

TCF made no cash contributions to the Pension Plan in the first nine months of 2018 and 2017. TCF contributed $0.1 million and $0.3 million to the Postretirement Plan in the third quarter and first nine months of 2018, respectively, and $0.1 million and $0.2 million in the same periods in 2017.

Note 12.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At September 30, 2018
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$111	$—
Forward foreign exchange contracts	163,286	—	2,693
Total derivatives designated as hedging instruments		111	2,693
Derivatives not designated as hedging instruments:
Interest rate contracts	837,693	1,118	7,367
Forward foreign exchange contracts	252,829	20	2,482
Interest rate lock commitments	45,254	994	378
Other contracts	13,020	—	658
Total derivatives not designated as hedging instruments		2,132	10,885
Total derivatives before netting		2,243	13,578
Netting(1)		(352)	(2,221)
Total derivatives, net		$1,891	$11,357

	At December 31, 2017
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$405	$—
Forward foreign exchange contracts	77,879	—	1,744
Total derivatives designated as hedging instruments		405	1,744
Derivatives not designated as hedging instruments:
Interest rate contracts	592,383	1,392	1,688
Forward foreign exchange contracts	330,928	—	4,619
Interest rate lock commitments	18,015	223	—
Other contracts	13,804	—	615
Total derivatives not designated as hedging instruments		1,615	6,922
Total derivatives before netting		2,020	8,666
Netting(1)		(457)	(7,098)
Total derivatives, net		$1,563	$1,568
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

	At September 30, 2018
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$1,229	$(332)	$897
Interest rate lock commitments	994	—	994
Forward foreign exchange contracts	20	(20)	—
Total derivative assets	$2,243	$(352)	$1,891
Derivative liabilities:
Forward foreign exchange contracts	$5,175	$(1,433)	$3,742
Interest rate contracts	7,367	(130)	7,237
Interest rate lock commitments	378	—	378
Other contracts	658	(658)	—
Total derivative liabilities	$13,578	$(2,221)	$11,357

	At December 31, 2017
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$1,797	$(457)	$1,340
Interest rate lock commitments	223	—	223
Total derivative assets	$2,020	$(457)	$1,563
Derivative liabilities:
Forward foreign exchange contracts	$6,363	$(6,026)	$337
Interest rate contracts	1,688	(457)	1,231
Other contracts	615	(615)	—
Total derivative liabilities	$8,666	$(7,098)	$1,568
(1) Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheets.

Derivatives Designated as Hedging Instruments

Interest Rate Contract TCF Bank entered into an interest rate swap agreement which was designated as a fair value hedge of its contemporaneously issued subordinated debt. The interest rate swap agreement effectively converts the fixed interest rate to a floating rate based on the three-month London InterBank Offered Rate plus a fixed number of basis points on the $150.0 million notional amount. The carrying amount of the hedged subordinated debt including the cumulative basis adjustment related to the application of fair value hedge accounting is recorded in Long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At September 30, 2018	At December 31, 2017	At September 30, 2018	At December 31, 2017
Subordinated bank note - 2025	$140,069	$146,095	$(8,339)	$(2,157)

The gain (loss) related to the fair value hedge and the line within the Consolidated Statements of Income where the gain (loss) was recorded were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Gain (loss) of fair value hedge:
Hedged item	$1,206	$146	$6,337	$(601)
Derivative designated as a hedging instrument	(1,165)	(135)	(6,621)	813
Income statement line where the gain (loss) on the fair value hedge was recorded:
Interest expense - borrowings	$10,726	$—	$31,850	$—
Other non-interest income	—	2,930	—	8,428

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Forward foreign exchange contracts	$(2,537)	$(2,174)	$4,637	$(5,073)

Derivatives Not Designated as Hedging Instruments Certain other forward foreign exchange contracts, interest rate lock commitments, other contracts and and interest rate contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	Location of Gain (Loss)	2018	2017	2018	2017
Forward foreign exchange contracts	Other non-interest expense	$(3,706)	$(10,690)	$8,050	$(20,323)
Interest rate lock commitments	Gains on sales of consumer real estate loans, net	(244)	(29)	798	189
Other contracts	Other non-interest expense	(292)	—	(274)	—
Interest rate contracts	Other non-interest income	51	(155)	157	(263)
Net gain (loss) recognized		$(4,191)	$(10,874)	$8,731	$(20,397)

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

At September 30, 2018 and December 31, 2017, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $34.9 million and $39.8 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.7 million and $0.8 million in additional collateral at September 30, 2018 and December 31, 2017, respectively. There were $0.6 million and $0.4 million of forward foreign exchange contracts containing credit risk-related features in a liability position at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, TCF had posted $7.6 million, $1.3 million and $1.2 million of cash collateral related to its interest rate contracts, other contracts and forward foreign exchange contracts, respectively, and received $0.2 million of cash collateral related to its forward foreign exchange contracts.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	At September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements through Net Income:
Assets:
Loans held for sale	$—	$—	$18,519	$18,519
Forward foreign exchange contracts(1)	—	20	—	20
Interest rate contracts(1)	—	1,229	—	1,229
Interest rate lock commitments(1)	—	—	994	994
Forward loan sales commitments	—	—	665	665
Assets held in trust for deferred compensation plans	34,626	—	—	34,626
Total assets	$34,626	$1,249	$20,178	$56,053
Liabilities:
Forward foreign exchange contracts(1)	$—	$2,482	$—	$2,482
Interest rate contracts(1)	—	7,367	—	7,367
Interest rate lock commitments(1)	—	—	378	378
Other contracts(1)	—	—	658	658
Forward loan sales commitments	—	—	196	196
Liabilities held in trust for deferred compensation plans	34,626	—	—	34,626
Total liabilities	$34,626	$9,849	$1,232	$45,707
Recurring Fair Value Measurements through Other Comprehensive Income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,580,684	$—	$1,580,684
Other	—	—	4	4
Obligations of states and political subdivisions	—	798,858	—	798,858
Interest-only strips	—	—	17,712	17,712
Total assets	$—	$2,379,542	$17,716	$2,397,258
Liabilities:
Forward foreign exchange contracts(1)	$—	$2,693	$—	$2,693
Total liabilities	$—	$2,693	$—	$2,693
Non-recurring Fair Value Measurements:
Loans	$—	$—	$48,934	$48,934
Other real estate owned	—	—	11,893	11,893
Repossessed and returned assets	—	3,918	3,882	7,800
Total non-recurring fair value measurements	$—	$3,918	$64,709	$68,627

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfers occurred. TCF had no transfers in the first nine months of 2018 and 2017.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Quarter Ended September 30, 2018:
Asset (liability) balance, beginning of period	$4	$18,554	$19,887	$858	$110	$(441)
Total net gains (losses) included in:
Net income	—	(184)	732	(242)	359	(292)
Other comprehensive income (loss)	—	—	246	—	—	—
Sales	—	(97,866)	—	—	—	—
Originations	—	98,018	—	—	—	—
Principal paydowns / settlements	—	(3)	(3,153)	—	—	75
Asset (liability) balance, end of period	$4	$18,519	$17,712	$616	$469	$(658)
At or For the Quarter Ended September 30, 2017:
Asset (liability) balance, beginning of period	$11	$5,238	$32,582	$515	$(67)	$(462)
Total net gains (losses) included in:
Net income	—	17	1,110	(29)	14	—
Other comprehensive income (loss)	—	—	(1,063)	—	—	—
Sales	—	(59,308)	—	—	—	—
Originations	—	58,634	542	—	—	—
Principal paydowns / settlements	(3)	(388)	(9,374)	—	—	78
Asset (liability) balance, end of period	$8	$4,193	$23,797	$486	$(53)	$(384)

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Forward Loan Sales Commitments	Other Contracts
At or For the Nine Months Ended September 30, 2018:
Asset (liability) balance, beginning of period	$6	$3,356	$21,386	$223	$63	$(615)
Total net gains (losses) included in:
Net income	—	254	1,913	393	406	(274)
Other comprehensive income (loss)	—	—	1,015	—	—	—
Sales	—	(232,747)	—	—	—	—
Originations	—	247,667	3,849	—	—	—
Principal paydowns / settlements	(2)	(11)	(10,451)	—	—	231
Asset (liability) balance, end of period	$4	$18,519	$17,712	$616	$469	$(658)
At or For the Nine Months Ended September 30, 2017:
Asset (liability) balance, beginning of period	$18	$6,498	$40,152	$297	$361	$(619)
Total net gains (losses) included in:
Net income	—	155	3,323	189	(414)	—
Other comprehensive income (loss)	—	—	(464)	—	—	—
Sales	—	(151,182)	—	—	—	—
Originations	—	149,118	2,458	—	—	—
Principal paydowns / settlements	(10)	(396)	(21,672)	—	—	235
Asset (liability) balance, end of period	$8	$4,193	$23,797	$486	$(53)	$(384)

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

(In thousands)	At September 30, 2018	At December 31, 2017
Fair value carrying amount	$18,519	$3,356
Aggregate unpaid principal amount	18,180	3,268
Fair value carrying amount less aggregate unpaid principal	$339	$88

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at September 30, 2018 and December 31, 2017. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $2.7 million and $6.9 million for the third quarter and first nine months of 2018, respectively, and $1.3 million and $3.5 million for the same periods in 2017, and are included in net gains on sales of consumer real estate loans. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of consumer real estate loans.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2018 and December 31, 2017 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair values are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	At September 30, 2018
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$80,672	$—	$80,672	$—	$80,672
Debt securities held to maturity	152,881	—	147,864	2,800	150,664
Loans held for sale	113,879	—	—	117,625	117,625
Loans:
Consumer real estate	4,901,457	—	—	4,949,229	4,949,229
Commercial real estate	2,773,655	—	—	2,723,277	2,723,277
Commercial business	967,509	—	—	924,862	924,862
Equipment finance	2,146,375	—	—	2,087,381	2,087,381
Inventory finance	2,880,404	—	—	2,865,539	2,865,539
Auto finance	2,275,134	—	—	2,240,463	2,240,463
Other	21,107	—	—	16,482	16,482
Allowance for loan losses(1)	(160,621)	—	—	—	—
Securitization receivable(2)	19,369	—	—	18,917	18,917
Total financial instrument assets	$16,171,821	$—	$228,536	$15,946,575	$16,175,111
Financial instrument liabilities:
Deposits	$18,496,511	$13,624,763	$4,900,943	$—	$18,525,706
Long-term borrowings	1,171,541	—	1,174,761	—	1,174,761
Total financial instrument liabilities	$19,668,052	$13,624,763	$6,075,704	$—	$19,700,467
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,353	$—	$18,353	$—	$18,353
Standby letters of credit	(93)	—	(93)	—	(93)
Total financial instruments with off-balance sheet risk	$18,260	$—	$18,260	$—	$18,260

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	At December 31, 2017
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$82,644	$—	$82,644	$—	$82,644
Debt securities held to maturity	161,576	—	162,826	2,800	165,626
Loans held for sale	134,752	—	—	139,458	139,458
Loans:
Consumer real estate	4,819,696	—	—	4,916,475	4,916,475
Commercial real estate	2,751,285	—	—	2,710,237	2,710,237
Commercial business	809,908	—	—	776,989	776,989
Equipment finance	2,300,479	—	—	2,260,692	2,260,692
Inventory finance	2,739,754	—	—	2,723,045	2,723,045
Auto finance	3,199,639	—	—	3,197,794	3,197,794
Other	22,517	—	—	21,129	21,129
Allowance for loan losses(1)	(171,041)	—	—	—	—
Securitization receivable(2)	19,179	—	—	18,595	18,595
Total financial instrument assets	$16,870,388	$—	$245,470	$16,767,214	$17,012,684
Financial instrument liabilities:
Deposits	$18,335,002	$13,352,731	$5,023,526	$—	$18,376,257
Long-term borrowings	1,249,449	—	1,255,333	—	1,255,333
Total financial instrument liabilities	$19,584,451	$13,352,731	$6,278,859	$—	$19,631,590
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$19,423	$—	$19,423	$—	$19,423
Standby letters of credit	(83)	—	(83)	—	(83)
Total financial instruments with off-balance sheet risk	$19,340	$—	$19,340	$—	$19,340

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic Earnings Per Common Share:
Net income attributable to TCF Financial Corporation	$86,196	$60,528	$218,706	$167,238
Preferred stock dividends	2,494	6,464	9,094	16,158
Impact of preferred stock redemption or notice to redeem preferred stock(1)	—	5,779	3,481	5,779
Net income available to common stockholders	83,702	48,285	206,131	145,301
Less: Earnings allocated to participating securities	13	8	30	25
Earnings allocated to common stock	$83,689	$48,277	$206,101	$145,276
Weighted-average common shares outstanding for basic earnings per common share	164,854,622	168,970,543	166,350,173	168,492,877
Basic earnings per common share	$0.51	$0.29	$1.24	$0.86

Diluted Earnings Per Common Share:
Earnings allocated to common stock	$83,689	$48,277	$206,101	$145,276
Weighted-average common shares outstanding used in basic earnings per common share calculation	164,854,622	168,970,543	166,350,173	168,492,877
Net dilutive effect of:
Non-participating restricted stock	589,177	269,394	623,556	312,297
Stock options	—	314	3,288	17,654
Warrants	89,426	—	525,360	—
Weighted-average common shares outstanding for diluted earnings per common share	165,533,225	169,240,251	167,502,377	168,822,828
Diluted earnings per common share	$0.51	$0.29	$1.23	$0.86

(1)
For the nine months ended September 30, 2018, amount represents the deferred stock issuance costs originally recorded in preferred stock upon the issuance of the Series B Preferred Stock that were reclassified to retained earnings on March 1, 2018, as the Company redeemed all outstanding Series B Preferred Stock. For the quarter and nine months ended September 30, 2017, amount represents the deferred stock issuance costs originally recorded in preferred stock upon the issuance of the 7.50% Series A non-cumulative perpetual preferred stock ("Series A Preferred Stock") that were reclassified to retained earnings on September 15, 2017, the date the Company announced its intent to redeem the outstanding Series A Preferred Stock.

For the third quarter and first nine months of 2018, there were 807,502 and 867,319, respectively, of outstanding shares related to non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive. For the third quarter and first nine months of 2017, there were 3,960,511 and 4,079,059, respectively, of outstanding shares related to warrants and non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Note 15. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Bureau of Consumer Financial Protection and OCC settlement charge(1)	$—	$—	$32,000	$—
Advertising and marketing	7,674	6,060	22,075	19,678
Professional fees	5,949	9,875	16,035	26,295
Outside processing	5,052	5,176	15,936	14,411
Card processing and issuance costs	4,090	4,719	12,759	13,534
FDIC insurance	4,376	4,181	12,165	11,964
Loan and lease processing	3,313	5,304	10,430	17,258
Other	27,535	26,266	84,492	84,020
Total other non-interest expense	$57,989	$61,581	$205,892	$187,160

(1)	See Note 17. Litigation Contingencies for further information.

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

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended September 30, 2018:
Interest income:
Loans and leases	$105,961	$159,680	$(963)	$264,678
Debt securities available for sale	—	—	14,838	14,838
Debt securities held to maturity	—	23	965	988
Loans held for sale and other	4,525	35	2,118	6,678
Funds transfer pricing - credits	101,961	9,017	(110,978)	—
Total interest income	212,447	168,755	(94,020)	287,182
Interest expense:
Deposits	19,807	2,581	4,947	27,335
Borrowings	10,476	19,635	(19,385)	10,726
Funds transfer pricing - charges	42,440	53,377	(95,817)	—
Total interest expense	72,723	75,593	(110,255)	38,061
Net interest income	139,724	93,162	16,235	249,121
Provision for credit losses	(837)	3,107	—	2,270
Net interest income after provision for credit losses	140,561	90,055	16,235	246,851
Non-interest income:
Fees and service charges	30,651	1,923	—	32,574
Card revenue	15,051	14	—	15,065
ATM revenue	5,052	1	—	5,053
Subtotal	50,754	1,938	—	52,692
Gains on sales of consumer real estate loans, net	8,764	—	—	8,764
Servicing fee income	5,779	253	—	6,032
Subtotal	14,543	253	—	14,796
Leasing and equipment finance	—	45,045	—	45,045
Other	2,904	405	509	3,818
Fees and other revenue	68,201	47,641	509	116,351
Gains (losses) on debt securities, net	—	94	—	94
Total non-interest income	68,201	47,735	509	116,445
Non-interest expense:
Compensation and employee benefits	54,053	23,989	45,085	123,127
Occupancy and equipment	26,523	4,952	10,862	42,337
Other	77,196	30,214	(49,421)	57,989
Subtotal	157,772	59,155	6,526	223,453
Operating lease depreciation	—	19,525	—	19,525
Foreclosed real estate and repossessed assets, net	3,399	482	—	3,881
Other credit costs, net	32	(468)	—	(436)
Total non-interest expense	161,203	78,694	6,526	246,423
Income (loss) before income tax expense (benefit)	47,559	59,096	10,218	116,873
Income tax expense (benefit)	11,363	13,063	3,608	28,034
Income (loss) after income tax expense (benefit)	36,196	46,033	6,610	88,839
Income attributable to non-controlling interest	—	2,643	—	2,643
Preferred stock dividends	—	—	2,494	2,494
Net income (loss) available to common stockholders	$36,196	$43,390	$4,116	$83,702
Revenues from external customers:
Interest income	$110,486	$158,775	$17,921	$287,182
Non-interest income	68,201	47,735	509	116,445
Total	$178,687	$206,510	$18,430	$403,627

Total assets	$8,040,163	$11,740,613	$3,124,009	$22,904,785

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Quarter Ended September 30, 2017:
Interest income:
Loans and leases	$113,397	$132,306	$(1,730)	$243,973
Debt securities available for sale	—	—	8,486	8,486
Debt securities held to maturity	—	25	1,048	1,073
Loans held for sale and other	2,899	17	1,157	4,073
Funds transfer pricing - credits	93,042	6,942	(99,984)	—
Total interest income	209,338	139,290	(91,023)	257,605
Interest expense:
Deposits	14,070	888	2,057	17,015
Borrowings	13,236	12,400	(19,149)	6,487
Funds transfer pricing - charges	36,671	37,061	(73,732)	—
Total interest expense	63,977	50,349	(90,824)	23,502
Net interest income (expense)	145,361	88,941	(199)	234,103
Provision for credit losses	11,129	3,416	—	14,545
Net interest income (expense) after provision for credit losses	134,232	85,525	(199)	219,558
Non-interest income:
Fees and service charges	31,145	3,460	—	34,605
Card revenue	14,176	1	—	14,177
ATM revenue	5,234	—	—	5,234
Subtotal	50,555	3,461	—	54,016
Gains on sales of consumer real estate loans, net	8,049	—	—	8,049
Servicing fee income	9,620	346	—	9,966
Subtotal	17,669	346	—	18,015
Leasing and equipment finance	—	34,080	—	34,080
Other	2,710	196	24	2,930
Fees and other revenue	70,934	38,083	24	109,041
Gains (losses) on securities, net	—	189	—	189
Total non-interest income	70,934	38,272	24	109,230
Non-interest expense:
Compensation and employee benefits	55,977	19,941	39,036	114,954
Occupancy and equipment	28,137	5,214	5,415	38,766
Other	77,065	28,276	(43,760)	61,581
Subtotal	161,179	53,431	691	215,301
Operating lease depreciation	—	15,696	—	15,696
Foreclosed real estate and repossessed assets, net	2,829	902	98	3,829
Other credit costs, net	54	155	—	209
Total non-interest expense	164,062	70,184	789	235,035
Income (loss) before income tax expense (benefit)	41,104	53,613	(964)	93,753
Income tax expense (benefit)	14,370	17,153	(819)	30,704
Income (loss) after income tax expense (benefit)	26,734	36,460	(145)	63,049
Income attributable to non-controlling interest	—	2,521	—	2,521
Preferred stock dividends	—	—	6,464	6,464
Impact of notice to redeem preferred stock	—	—	5,779	5,779
Net income (loss) available to common stockholders	$26,734	$33,939	$(12,388)	$48,285
Revenues from external customers:
Interest income	$116,296	$130,618	$10,691	$257,605
Non-interest income	70,934	38,272	24	109,230
Total	$187,230	$168,890	$10,715	$366,835

Total assets	$9,239,458	$11,287,665	$2,477,915	$23,005,038

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Nine Months Ended September 30, 2018:
Interest income:
Loans and leases	$323,280	$473,870	$(2,817)	$794,333
Debt securities available for sale	—	—	37,477	37,477
Debt securities held to maturity	—	70	2,935	3,005
Loans held for sale and other	8,267	80	5,605	13,952
Funds transfer pricing - credits	298,850	24,945	(323,795)	—
Total interest income	630,397	498,965	(280,595)	848,767
Interest Expense:
Deposits	56,077	5,812	11,909	73,798
Borrowings	34,165	57,920	(60,235)	31,850
Funds transfer pricing - charges	121,068	148,100	(269,168)	—
Total interest expense	211,310	211,832	(317,494)	105,648
Net interest income	419,087	287,133	36,899	743,119
Provision for credit losses	18,941	8,933	—	27,874
Net interest income after provision for credit losses	400,146	278,200	36,899	715,245
Non-interest income:
Fees and service charges	88,389	7,606	—	95,995
Card revenue	43,748	38	—	43,786
ATM revenue	14,634	2	—	14,636
Subtotal	146,771	7,646	—	154,417
Gains on sales of consumer real estate loans, net	25,079	—	—	25,079
Servicing fee income	20,751	1,060	—	21,811
Subtotal	45,830	1,060	—	46,890
Leasing and equipment finance	—	129,796	—	129,796
Other	9,071	1,489	908	11,468
Fees and other revenue	201,672	139,991	908	342,571
Gains (losses) on debt securities, net	—	181	—	181
Total non-interest income	201,672	140,172	908	342,752
Non-interest expense:
Compensation and employee benefits	161,960	71,476	134,106	367,542
Occupancy and equipment	78,639	14,905	30,018	123,562
Other	257,747	88,843	(140,698)	205,892
Subtotal	498,346	175,224	23,426	696,996
Operating lease depreciation	—	54,744	—	54,744
Foreclosed real estate and repossessed assets, net	10,947	1,700	7	12,654
Other credit costs, net	92	(44)	—	48
Total non-interest expense	509,385	231,624	23,433	764,442
Income (loss) before income tax expense (benefit)	92,433	186,748	14,374	293,555
Income tax expense (benefit)	22,351	41,191	2,541	66,083
Income (loss) after income tax expense (benefit)	70,082	145,557	11,833	227,472
Income attributable to non-controlling interest	—	8,766	—	8,766
Preferred stock dividends	—	—	9,094	9,094
Impact of preferred stock redemption	—	—	3,481	3,481
Net income (loss) available to common stockholders	$70,082	$136,791	$(742)	$206,131
Revenues from external customers:
Interest income	$331,547	$471,203	$46,017	$848,767
Non-interest income	201,672	140,172	908	342,752
Total	$533,219	$611,375	$46,925	$1,191,519

Total assets	$8,040,163	$11,740,613	$3,124,009	$22,904,785

(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
At or For the Nine Months Ended September 30, 2017:
Interest income:
Loans and leases	$317,532	$384,757	$(4,676)	$697,613
Debt securities available for sale	—	—	24,518	24,518
Debt securities held to maturity	—	76	3,312	3,388
Loans held for sale and other	19,811	53	3,046	22,910
Funds transfer pricing - credits	271,971	18,084	(290,055)	—
Total interest income	609,314	402,970	(263,855)	748,429
Interest Expense:
Deposits	38,504	1,683	4,979	45,166
Borrowings	36,332	33,999	(50,446)	19,885
Funds transfer pricing - charges	105,696	102,539	(208,235)	—
Total interest expense	180,532	138,221	(253,702)	65,051
Net interest income (expense)	428,782	264,749	(10,153)	683,378
Provision for credit losses	33,211	12,973	—	46,184
Net interest income (expense) after provision for credit losses	395,571	251,776	(10,153)	637,194
Non-interest income:
Fees and service charges	90,792	7,828	—	98,620
Card revenue	41,479	2	—	41,481
ATM revenue	14,968	2	—	14,970
Subtotal	147,239	7,832	—	155,071
Gains on sales of auto loans, net	3,244	—	—	3,244
Gains on sales of consumer real estate loans, net	25,920	—	—	25,920
Servicing fee income	31,357	990	—	32,347
Subtotal	60,521	990	—	61,511
Leasing and equipment finance	—	102,208	—	102,208
Other	7,394	711	323	8,428
Fees and other revenue	215,154	111,741	323	327,218
Gains (losses) on securities, net	—	189	—	189
Total non-interest income	215,154	111,930	323	327,407
Non-interest expense:
Compensation and employee benefits	172,998	64,237	117,647	354,882
Occupancy and equipment	79,835	15,134	22,362	117,331
Other	230,843	81,714	(125,397)	187,160
Subtotal	483,676	161,085	14,612	659,373
Operating lease depreciation	—	39,404	—	39,404
Foreclosed real estate and repossessed assets, net	10,551	2,086	380	13,017
Other credit costs, net	222	112	—	334
Total non-interest expense	494,449	202,687	14,992	712,128
Income (loss) before income tax expense (benefit)	116,276	161,019	(24,822)	252,473
Income tax expense (benefit)	41,133	52,760	(16,552)	77,341
Income (loss) after income tax expense (benefit)	75,143	108,259	(8,270)	175,132
Income attributable to non-controlling interest	—	7,894	—	7,894
Preferred stock dividends	—	—	16,158	16,158
Impact of notice to redeem preferred stock	—	—	5,779	5,779
Net income (loss) available to common stockholders	$75,143	$100,365	$(30,207)	$145,301
Revenues from external customers:
Interest income	$337,343	$380,210	$30,876	$748,429
Non-interest income	215,154	111,930	323	327,407
Total	$552,497	$492,140	$31,199	$1,075,836

Total assets	$9,239,458	$11,287,665	$2,477,915	$23,005,038

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

On January 19, 2017, the BCFP filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the BCFP. In its ruling, the Court granted TCF Bank's motion to dismiss the BCFP's Regulation E claims and also dismissed the BCFP's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. On July 20, 2018, TCF Bank entered into a Stipulated Final Judgment and Order (the "BCFP Settlement") with the BCFP to resolve the matter and has entered into a Consent Order and a Consent Order For a Civil Money Penalty and related stipulations (collectively, the "OCC Consent Orders") with the OCC to resolve related regulatory issues with the OCC (collectively, the BCFP Settlement and the OCC Consent Orders are referred to herein as the "Consent Agreements"). The Consent Agreements provide, among other things, for TCF Bank to submit a restitution plan to the BCFP and OCC pursuant to which TCF Bank will pay restitution in the total amount of $25.0 million to certain current and former customers and require a notice to certain customers opted-in to overdraft service reminding them of their current opt-in choice. We submitted our restitution plan to the BCFP and OCC on September 10, 2018 and have not yet received confirmation that there is no supervisory objection. Pursuant to the Consent Agreements, TCF Bank paid $5.0 million in civil money penalties, $3.0 million of which was paid to the OCC and $2.0 million of which was paid to the BCFP. In addition, TCF Bank expects to incur approximately $2.0 million in administrative costs related to the administration of the restitution plan required under the Consent Agreements. The financial impact of the Consent Agreements was reflected in TCF Financial Corporation's second quarter results.

Note 18.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Quarter Ended September 30,
	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$(18,086)	$4,516	$(13,570)	$4,974	$(1,892)	$3,082
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	263	(65)	198	287	(109)	178
Other non-interest expense	(84)	22	(62)	(1,315)	500	(815)
Amounts reclassified from accumulated other comprehensive income (loss)	179	(43)	136	(1,028)	391	(637)
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(17,907)	4,473	(13,434)	3,946	(1,501)	2,445
Net unrealized gains (losses) on net investment hedges	(2,537)	633	(1,904)	(2,714)	1,032	(1,682)
Foreign currency translation adjustment(1)	2,899	—	2,899	2,939	—	2,939
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(12)	3	(9)	(12)	4	(8)
Total other comprehensive income (loss)	$(17,557)	$5,109	$(12,448)	$4,159	$(465)	$3,694

	Nine Months Ended September 30,
	2018			2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$(62,521)	$15,688	$(46,833)	$28,562	$(10,859)	$17,703
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	810	(202)	608	691	(263)	428
Other non-interest expense	221	(55)	166	(929)	353	(576)
Amounts reclassified from accumulated other comprehensive income (loss)	1,031	(257)	774	(238)	90	(148)
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	(61,490)	15,431	(46,059)	28,324	(10,769)	17,555
Net unrealized gains (losses) on net investment hedges	4,637	(1,158)	3,479	(5,073)	1,929	(3,144)
Foreign currency translation adjustment(1)	(4,136)	—	(4,136)	5,527	—	5,527
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(35)	9	(26)	(35)	13	(22)
Total other comprehensive income (loss)	$(61,024)	$14,282	$(46,742)	$28,743	$(8,827)	$19,916

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended September 30, 2018:
Balance, beginning of period	$(48,978)	$9,919	$(13,878)	$126	$(52,811)
Other comprehensive income (loss)	(13,570)	(1,904)	2,899	—	(12,575)
Amounts reclassified from accumulated other comprehensive income (loss)	136	—	—	(9)	127
Net other comprehensive income (loss)	(13,434)	(1,904)	2,899	(9)	(12,448)
Balance, end of period	$(62,412)	$8,015	$(10,979)	$117	$(65,259)
At or For the Quarter Ended September 30, 2017:
Balance, beginning of period	$(13,491)	$5,031	$(9,176)	$133	$(17,503)
Other comprehensive income (loss)	3,082	(1,682)	2,939	—	4,339
Amounts reclassified from accumulated other comprehensive income (loss)	(637)	—	—	(8)	(645)
Net other comprehensive income (loss)	2,445	(1,682)	2,939	(8)	3,694
Balance, end of period	$(11,046)	$3,349	$(6,237)	$125	$(13,809)

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Nine Months Ended September 30, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(46,833)	3,479	(4,136)	—	(47,490)
Amounts reclassified from accumulated other comprehensive income (loss)	774	—	—	(26)	748
Net other comprehensive income (loss)	(46,059)	3,479	(4,136)	(26)	(46,742)
Balance, end of period	$(62,412)	$8,015	$(10,979)	$117	$(65,259)
At or For the Nine Months Ended September 30, 2017:
Balance, beginning of period	$(28,601)	$6,493	$(11,764)	$147	$(33,725)
Other comprehensive income (loss)	17,703	(3,144)	5,527	—	20,086
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	—	(22)	(170)
Net other comprehensive income (loss)	17,555	(3,144)	5,527	(22)	19,916
Balance, end of period	$(11,046)	$3,349	$(6,237)	$125	$(13,809)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At September 30, 2018, TCF Bank operated 315 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

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

Net interest income, the difference between interest income earned on loans and leases, debt securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.1% and 68.4% of TCF's total revenue for the third quarter and first nine months of 2018, respectively, compared with 68.2% and 67.6% for the same periods in 2017. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns, the volume and mix of interest-earning assets and the volume and mix of interest-bearing and non-interest bearing deposits and interest-bearing borrowings. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. The significant components of non-interest income are from leasing and equipment finance, and fees and service charges. The leasing and equipment finance business generates non-interest income primarily from operating leases and sales-type leases. Providing a wide range of consumer banking services is an integral component of TCF's business philosophy. Primary drivers of bank fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily secured by consumer real estate, which results in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans held for sale, identify loan buyers and execute loan sales. Effective December 1, 2017, the Company discontinued auto finance loan originations and did not sell any auto finance loans during the first nine months of 2018. TCF will continue to service existing auto loans on its balance sheet and those serviced for others.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the third quarter and first nine months of 2018 and 2017 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported net income of $86.2 million and $218.7 million for the third quarter and first nine months of 2018, respectively, compared with $60.5 million and $167.2 million for the same periods in 2017. TCF reported diluted earnings per common share of 51 cents and $1.23 for the third quarter and first nine months of 2018, respectively, compared with 29 cents and 86 cents for the same periods in 2017.

Return on average assets on a fully tax-equivalent basis was 1.55% and 1.32% for the third quarter and first nine months of 2018, respectively, compared with 1.15% and 1.07% for the same periods in 2017. Total average assets were $22.9 billion and $23.0 billion for the third quarter and first nine months of 2018, respectively, compared with $21.9 billion and $21.8 billion for the same periods in 2017. Return on average common equity was 14.44% and 11.80% for the third quarter and first nine months of 2018, respectively, compared with 8.44% and 8.69% for the same periods in 2017. Total average common equity was $2.3 billion for both the third quarter and first nine months of 2018, compared with $2.3 billion and $2.2 billion for the same periods in 2017.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $249.1 million and $743.1 million for the third quarter and first nine months of 2018, respectively, compared with $234.1 million and $683.4 million for the same periods in 2017. Net interest income represented 68.1% and 68.4% of TCF's total revenue for the third quarter and first nine months of 2018, respectively, compared with 68.2% and 67.6% for the same periods in 2017. The increases in net interest income from both periods were primarily due to increased interest income on the variable- and adjustable-rate loan portfolios (including the inventory finance loan portfolio) and the leasing and equipment finance portfolio, as well as higher average balances of debt securities available for sale, partially offset by increased cost of funds and lower average balances of auto finance and fixed-rate consumer real estate loans.

Net interest income on a fully tax-equivalent basis divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases. Net interest margin was 4.66% and 4.64% for the third quarter and first nine months of 2018, respectively, compared with 4.61% and 4.53% for the same periods in 2017.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$306,257	$3,089	4.01%	$279,839	$2,679	3.80%
Debt securities held to maturity	153,652	988	2.57	166,883	1,073	2.57
Debt securities available for sale:
Taxable	1,525,665	10,511	2.76	825,192	4,619	2.24
Tax-exempt(3)	823,854	5,478	2.66	737,859	5,949	3.22
Loans and leases held for sale	216,669	3,589	6.57	96,143	1,394	5.75
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,694,661	23,316	5.46	1,872,607	26,490	5.61
Variable- and adjustable-rate	3,002,225	49,719	6.57	2,964,493	44,160	5.91
Total consumer real estate	4,696,886	73,035	6.17	4,837,100	70,650	5.80
Commercial:
Fixed-rate	856,324	9,830	4.55	980,262	11,411	4.62
Variable- and adjustable-rate	2,921,471	40,134	5.45	2,493,163	29,915	4.76
Total commercial	3,777,795	49,964	5.25	3,473,425	41,326	4.72
Leasing and equipment finance	4,624,968	57,844	5.00	4,316,434	48,874	4.53
Inventory finance	2,866,460	51,714	7.16	2,479,416	41,922	6.71
Auto finance	2,435,868	32,940	5.36	3,280,612	42,785	5.17
Other	13,547	144	4.25	11,567	146	5.03
Total loans and leases	18,415,524	265,641	5.73	18,398,554	245,703	5.31
Total interest-earning assets	21,441,621	289,296	5.36	20,504,470	261,417	5.07
Other assets(5)	1,462,783			1,434,957
Total assets	$22,904,404			$21,939,427
Liabilities and Equity:
Non-interest bearing deposits	$3,874,421			$3,521,044
Interest-bearing deposits:
Checking	2,427,288	234	0.04	2,539,211	99	0.02
Savings	5,620,161	4,994	0.35	4,846,090	932	0.08
Money market	1,496,223	2,941	0.78	2,106,814	2,478	0.47
Certificates of deposit	4,868,286	19,166	1.56	4,636,007	13,506	1.16
Total interest-bearing deposits	14,411,958	27,335	0.75	14,128,122	17,015	0.48
Total deposits	18,286,379	27,335	0.59	17,649,166	17,015	0.38
Borrowings:
Short-term borrowings	3,357	21	2.46	6,448	21	1.33
Long-term borrowings	1,351,585	10,705	3.15	983,004	6,466	2.62
Total borrowings	1,354,942	10,726	3.15	989,452	6,487	2.62
Total interest-bearing liabilities	15,766,900	38,061	0.96	15,117,574	23,502	0.62
Total deposits and borrowings	19,641,321	38,061	0.77	18,638,618	23,502	0.50
Accrued expenses and other liabilities	751,100			723,792
Total liabilities	20,392,421			19,362,410
Total TCF Financial Corp. stockholders' equity	2,488,435			2,554,667
Non-controlling interest in subsidiaries	23,548			22,350
Total equity	2,511,983			2,577,017
Total liabilities and equity	$22,904,404			$21,939,427
Net interest income and margin		$251,235	4.66		$237,915	4.61

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)
The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21% and 35% for the quarters ended September 30, 2018 and 2017, respectively.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $290.9 million and $249.0 million for the quarters ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$315,803	$8,722	3.69%	$275,278	$8,142	3.95%
Debt securities held to maturity	156,170	3,005	2.57	172,341	3,388	2.62
Debt securities available for sale:
Taxable	1,258,708	24,487	2.59	820,968	13,707	2.23
Tax-exempt(3)	824,551	16,444	2.66	689,807	16,632	3.21
Loans and leases held for sale	108,992	5,230	6.41	240,753	14,768	8.20
Loans and leases:(4)
Consumer real estate:
Fixed-rate	1,731,858	71,541	5.52	1,972,528	83,456	5.66
Variable- and adjustable-rate	3,013,488	143,931	6.39	2,897,509	124,381	5.74
Total consumer real estate	4,745,346	215,472	6.07	4,870,037	207,837	5.71
Commercial:
Fixed-rate	895,746	30,514	4.55	982,414	34,250	4.66
Variable- and adjustable-rate	2,798,680	111,338	5.32	2,415,999	81,504	4.51
Total commercial	3,694,426	141,852	5.13	3,398,413	115,754	4.55
Leasing and equipment finance	4,651,605	171,487	4.92	4,293,364	144,786	4.50
Inventory finance	3,097,290	160,047	6.91	2,632,385	123,633	6.28
Auto finance	2,715,192	107,857	5.31	3,050,555	109,865	4.82
Other	13,943	434	4.17	10,520	414	5.27
Total loans and leases	18,917,802	797,149	5.63	18,255,274	702,289	5.14
Total interest-earning assets	21,582,026	855,037	5.29	20,454,421	758,926	4.96
Other assets(5)	1,449,082			1,338,670
Total assets	$23,031,108			$21,793,091
Liabilities and Equity:
Non-interest bearing deposits	$3,833,543			$3,465,741
Interest-bearing deposits:
Checking	2,449,723	466	0.03	2,541,384	265	0.01
Savings	5,520,287	11,895	0.29	4,803,310	1,971	0.05
Money market	1,588,210	7,970	0.67	2,236,972	7,897	0.47
Certificates of deposit	4,924,804	53,467	1.45	4,314,088	35,033	1.09
Total interest-bearing deposits	14,483,024	73,798	0.68	13,895,754	45,166	0.43
Total deposits	18,316,567	73,798	0.54	17,361,495	45,166	0.35
Borrowings:
Short-term borrowings	3,473	58	2.24	5,776	41	0.95
Long-term borrowings	1,435,088	31,792	2.96	1,220,615	19,844	2.17
Total borrowings	1,438,561	31,850	2.96	1,226,391	19,885	2.16
Total interest-bearing liabilities	15,921,585	105,648	0.89	15,122,145	65,051	0.57
Total deposits and borrowings	19,755,128	105,648	0.71	18,587,886	65,051	0.47
Accrued expenses and other liabilities	741,222			687,826
Total liabilities	20,496,350			19,275,712
Total TCF Financial Corp. stockholders' equity	2,509,625			2,494,152
Non-controlling interest in subsidiaries	25,133			23,227
Total equity	2,534,758			2,517,379
Total liabilities and equity	$23,031,108			$21,793,091
Net interest income and margin		$749,389	4.64		$693,875	4.53

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)
The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

(5)	Includes leased equipment and related initial direct costs under operating leases of $287.1 million and $210.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Provision for Credit Losses  The provision for credit losses was $2.3 million and $27.9 million for the third quarter and first nine months of 2018, respectively, compared with $14.5 million and $46.2 million for the same periods in 2017. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based on historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions.

The composition of TCF's provision for credit losses was as follows:

	Quarter Ended September 30,				Change
(Dollars in thousands)	2018		2017		$	%
Consumer real estate	$(4,827)	(212.6)%	$(5,669)	(39.0)%	$842	14.9%
Commercial	171	7.5	1,479	10.2	(1,308)	(88.4)
Leasing and equipment finance	2,822	124.3	1,967	13.5	855	43.5
Inventory finance	124	5.5	240	1.7	(116)	(48.3)
Auto finance	2,729	120.2	15,437	106.1	(12,708)	(82.3)
Other	1,251	55.1	1,091	7.5	160	14.7
Total	$2,270	100.0%	$14,545	100.0%	$(12,275)	(84.4)

	Nine Months Ended September 30,				Change
(Dollars in thousands)	2018		2017		$	%
Consumer real estate	$(2,173)	(7.8)%	$(13,553)	(29.3)%	$11,380	84.0%
Commercial	3,226	11.6	8,625	18.7	(5,399)	(62.6)
Leasing and equipment finance	6,000	21.5	5,520	11.9	480	8.7
Inventory finance	(224)	(0.8)	(903)	(2.0)	679	75.2
Auto finance	18,284	65.6	44,141	95.6	(25,857)	(58.6)
Other	2,761	9.9	2,354	5.1	407	17.3
Total	$27,874	100.0%	$46,184	100.0%	$(18,310)	(39.6)

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  The components of non-interest income were as follows:

	Quarter Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Fees and service charges	$32,574	$34,605	$(2,031)	(5.9)%
Card revenue	15,065	14,177	888	6.3
ATM revenue	5,053	5,234	(181)	(3.5)
Subtotal	52,692	54,016	(1,324)	(2.5)
Gains on sales of consumer real estate loans, net	8,764	8,049	715	8.9
Servicing fee income	6,032	9,966	(3,934)	(39.5)
Subtotal	14,796	18,015	(3,219)	(17.9)
Leasing and equipment finance	45,045	34,080	10,965	32.2
Other	3,818	2,930	888	30.3
Fees and other revenue	116,351	109,041	7,310	6.7
Gains (losses) on debt securities, net	94	189	(95)	(50.3)
Total non-interest income	$116,445	$109,230	$7,215	6.6
Total non-interest income as a percentage of total revenue	31.9%	31.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Fees and service charges	$95,995	$98,620	$(2,625)	(2.7)%
Card revenue	43,786	41,481	2,305	5.6
ATM revenue	14,636	14,970	(334)	(2.2)
Subtotal	154,417	155,071	(654)	(0.4)
Gains on sales of auto loans, net	—	3,244	(3,244)	(100.0)
Gains on sales of consumer real estate loans, net	25,079	25,920	(841)	(3.2)
Servicing fee income	21,811	32,347	(10,536)	(32.6)
Subtotal	46,890	61,511	(14,621)	(23.8)
Leasing and equipment finance	129,796	102,208	27,588	27.0
Other	11,468	8,428	3,040	36.1
Fees and other revenue	342,571	327,218	15,353	4.7
Gains (losses) on debt securities, net	181	189	(8)	(4.2)
Total non-interest income	$342,752	$327,407	$15,345	4.7
Total non-interest income as a percentage of total revenue	31.6%	32.4%

Servicing Fee Income  Servicing fee income was $6.0 million on $3.7 billion of average loans and leases serviced for others and $21.8 million on $4.1 billion of average loans and leases serviced for others for the third quarter and first nine months of 2018, respectively, compared with $10.0 million on $5.0 billion of average loans and leases serviced for others and $32.3 million on $5.3 billion of average loans and leases serviced for others for the same periods in 2017. The decreases were primarily due to continued run-off in the auto finance serviced for others portfolio.

Leasing and Equipment Finance Leasing and equipment finance non-interest income was $45.0 million and $129.8 million for the third quarter and first nine months of 2018, respectively, compared with $34.1 million and $102.2 million for the same periods in 2017. The increases from both periods were primarily due to increases in operating lease revenue. The increase from the third quarter of 2017 was also due to an increase in sales-type lease revenue.

Non-interest Expense  The components of non-interest expense were as follows:

	Quarter Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Compensation and employee benefits	$123,127	$114,954	$8,173	7.1%
Occupancy and equipment	42,337	38,766	3,571	9.2
Other	57,989	61,581	(3,592)	(5.8)
Subtotal	223,453	215,301	8,152	3.8
Operating lease depreciation	19,525	15,696	3,829	24.4
Foreclosed real estate and repossessed assets, net	3,881	3,829	52	1.4
Other credit costs, net	(436)	209	(645)	N.M.
Total non-interest expense	$246,423	$235,035	$11,388	4.8

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Compensation and employee benefits	$367,542	$354,882	$12,660	3.6%
Occupancy and equipment	123,562	117,331	6,231	5.3
Other	205,892	187,160	18,732	10.0
Subtotal	696,996	659,373	37,623	5.7
Operating lease depreciation	54,744	39,404	15,340	38.9
Foreclosed real estate and repossessed assets, net	12,654	13,017	(363)	(2.8)
Other credit costs, net	48	334	(286)	(85.6)
Total non-interest expense	$764,442	$712,128	$52,314	7.3
N.M. Not Meaningful

Compensation and Employee Benefits Expense Compensation and employee benefits expense was $123.1 million and $367.5 million for the third quarter and first nine months of 2018, respectively, compared with $115.0 million and $354.9 million for the same periods in 2017. The increase from the third quarter of 2017 was primarily due to higher commissions, salaries, medical claims expense and incentive compensation, partially offset by lower headcount in the auto finance business. The increase from the first nine months of 2017 was primarily due to higher salaries, incentive compensation, commissions and medical claims expense, partially offset by lower headcount in the auto finance business.

Other Non-interest Expense Other non-interest expense was $58.0 million and $205.9 million for the third quarter and first nine months of 2018, respectively, compared with $61.6 million and $187.2 million for the same periods in 2017. The decrease from the third quarter of 2017 was primarily due to a decrease in professional fees. The increase from the first nine months of 2017 was primarily due to the settlement with the Bureau of Consumer Financial Protection ("BCFP") and the Office of the Comptroller of the Currency ("OCC"), of $32.0 million, including related expenses, partially offset by decreases in professional fees and loan and lease processing expense. See Note 15. Other Non-interest Expense and Note 17. Litigation Contingencies of Notes to Consolidated Financial Statements for further information.

Operating Lease Depreciation Operating lease depreciation was $19.5 million and $54.7 million for the third quarter and first nine months of 2018, respectively, compared with $15.7 million and $39.4 million for the same periods in 2017. The increases from both periods were primarily due to higher balances of leased equipment.

Income Taxes  Income tax expense was 24.0% and 22.5% of income before income taxes for the third quarter and first nine months of 2018, respectively, compared with 32.7% and 30.6% for the same periods in 2017. The lower effective tax rates for the third quarter and first nine months of 2018 were primarily due to a change in the corporate statutory tax rate as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017 ("Tax Reform"). The effective tax rate for the first nine months of 2018 was also impacted by $2.4 million of excess tax benefits related to vesting of stock based compensation and a net tax benefit of $1.1 million recorded in the second quarter of 2018 for the finalization of the provisional amounts recorded for the year ended December 31, 2017 related to Tax Reform. The effective tax rate for the first nine months of 2017 was impacted by a $3.4 million favorable state tax settlement in the second quarter of 2017, as well as by $2.8 million of excess tax benefits related to vesting of stock based compensation. Tax benefits related to stock compensation will fluctuate throughout the year based on the Company's stock price and the vesting of stock based compensation.

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

Consumer Banking generated net income available to common stockholders of $36.2 million and $70.1 million for the third quarter and first nine months of 2018, respectively, compared with $26.7 million and $75.1 million for the same periods in 2017.

Consumer Banking net interest income totaled $139.7 million and $419.1 million for the third quarter and first nine months of 2018, respectively, compared with $145.4 million and $428.8 million for the same periods in 2017. Consumer Banking net interest income was 56.1% and 56.4% of the Company's total net interest income for the third quarter and first nine months of 2018, respectively, compared with 62.1% and 62.7% for the same periods in 2017. The decrease in net interest income from the third quarter of 2017 was primarily due to lower average balances of auto finance and fixed-rate consumer real estate loans and increased interest expense on deposits, partially offset by increased interest income on the variable- and adjustable-rate consumer real estate loans, higher net funds transfer pricing credits and lower interest expense on inter-company borrowings. The decrease in net interest income from the first nine months of 2017 was primarily due to increased interest expense on deposits and decreased interest income on auto finance loans and lower average balances of fixed-rate consumer real estate loans, partially offset by increased interest income on the variable- and adjustable-rate consumer real estate loans and higher net funds transfer pricing credits.

Consumer Banking provision for credit losses totaled $(0.8) million and $18.9 million for the third quarter and first nine months of 2018, respectively, compared with $11.1 million and $33.2 million for the same periods in 2017. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Consumer Banking non-interest income was $68.2 million and $201.7 million for the third quarter and first nine months of 2018, respectively, compared with $70.9 million and $215.2 million for the same periods in 2017. Consumer Banking non-interest income was 58.6% and 58.8% of the Company's total non-interest income for the third quarter and first nine months of 2018, respectively, compared with 64.9% and 65.7% for the same periods in 2017. The decreases in non-interest income from both periods were primarily due to decreased servicing fee income due to run-off in the auto finance serviced for others portfolio. The decrease from the first nine months of 2017 was also due to a decrease in gains on sales of auto loans. Servicing fee income was $5.8 million and $20.8 million for the third quarter and first nine months of 2018, respectively, compared with $9.6 million and $31.4 million for the same periods in 2017. Average Consumer Banking loans serviced for others were $3.3 billion and $3.7 billion for the third quarter and first nine months of 2018, respectively, compared with $4.7 billion and $5.0 billion for the same periods in 2017.

Consumer Banking non-interest expense was $161.2 million and $509.4 million for the third quarter and first nine months of 2018, respectively, compared with $164.1 million and $494.4 million for the same periods in 2017. The decrease from the third quarter of 2017 was primarily due to lower loan and lease processing expense and lower compensation and employee benefits expense as a result of lower headcount in the auto finance business. The increase from the first nine months of 2017 was primarily due to the settlement with the BCFP and OCC of $32.0 million, including related expenses, partially offset by lower compensation and employee benefits expense as a result of lower headcount in the auto finance business and lower loan and lease processing expense.

Wholesale Banking

Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.
Wholesale Banking generated net income available to common stockholders of $43.4 million and $136.8 million for the third quarter and first nine months of 2018, respectively, compared with $33.9 million and $100.4 million for the same periods in 2017.

Wholesale Banking net interest income was $93.2 million and $287.1 million for the third quarter and first nine months of 2018, respectively, compared with $88.9 million and $264.7 million for the same periods in 2017. Wholesale Banking net interest income was 37.4% and 38.6% of the Company's total net interest income for the third quarter and first nine months of 2018, respectively, compared with 38.0% and 38.7% for the same periods in 2017. The increases in net interest income from both periods were primarily due to increased interest income on the variable- and adjustable-rate wholesale loan portfolios and the leasing and equipment finance portfolio, partially offset by an increase in net funds transfer pricing charges and higher interest expense on inter-company borrowings driven by increases in interest rates and higher average balances of loans and leases.

Wholesale Banking provision for credit losses was $3.1 million and $8.9 million for the third quarter and first nine months of 2018, respectively, compared with $3.4 million and $13.0 million for the same periods in 2017. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Wholesale Banking non-interest income was $47.7 million and $140.2 million for the third quarter and first nine months of 2018, respectively, compared with $38.3 million and $111.9 million for the same periods in 2017. Wholesale Banking non-interest income was 41.0% and 40.9% of the Company's total non-interest income for the third quarter and first nine months of 2018, respectively, compared with 35.0% and 34.2% for the same periods in 2017.The increases in non-interest income from both periods were primarily due to increases in leasing and equipment finance non-interest income as a result of increased operating lease revenue. The increase from the third quarter of 2017 was also due to increased sales-type lease revenue.

Wholesale Banking non-interest expense was $78.7 million and $231.6 million for the third quarter and first nine months of 2018, respectively, compared with $70.2 million and $202.7 million for the same periods in 2017. The increase from the third quarter of 2017 was primarily due to an increase in compensation and employee benefits expense as well as an increase in operating lease depreciation as a result of higher balances of leased equipment. The increase from the first nine months of 2017 was primarily due to an increase in operating lease deprecation as a result of higher balances of leased equipment, an increase in compensation and employee benefits expense and higher allocations of other non-interest expense from the Enterprise Services segment.

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

Enterprise Services generated net income available to common stockholders of $4.1 million and a net loss available to common stockholders of $0.7 million for the third quarter and first nine months of 2018, respectively, compared with net losses available to common stockholders of $12.4 million and $30.2 million for the same periods in 2017.

Enterprise Services net interest income was $16.2 million and $36.9 million for the third quarter and first nine months of 2018, respectively, compared with net interest expense of $0.2 million and $10.2 million for the same periods in 2017. The increases from both periods were primarily due to asset sensitivity of the funds transfer pricing mismatches as a result of rising interest rates, as well as increases in interest income attributable to higher average balances of debt securities available for sale, partially offset by increases in interest expense on deposits. The increase from the first nine months of 2017 was also due to higher interest income on inter-company borrowings.

Enterprise Services non-interest expense was $6.5 million and $23.4 million for the third quarter and first nine months of 2018, respectively, compared with $0.8 million and $15.0 million for the same periods in 2017. The increases from both periods were primarily due to increased compensation and employee benefits expense and occupancy and equipment expense, partially offset by higher allocations of other non-interest expense to the Consumer Banking and Wholesale Banking segments and decreases in professional fees. The increase in compensation and employee benefits expense from the third quarter of 2017 was primarily due to higher medical claims expense, commissions and incentive compensation. The increase from the first nine months of 2017 was primarily due to higher incentive compensation, medical claims expense, commissions and salaries.

Consolidated Financial Condition Analysis

Debt Securities Available for Sale and Debt Securities Held to Maturity Total debt securities available for sale were $2.4 billion at September 30, 2018, compared with $1.7 billion at December 31, 2017. TCF's debt securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and obligations of states and political subdivisions. TCF may, from time to time, sell debt securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

Total debt securities held to maturity were $152.9 million at September 30, 2018, compared with $161.6 million at December 31, 2017. TCF's debt securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost, fair value and fully tax-equivalent yield of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At September 30, 2018			At December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Debt securities available for sale:
Mortgage-backed securities:
Due in one year or less	$—	$—	—%	$6	$6	1.98%
Due in 1-5 years	7,546	7,368	1.95	—	—	—
Due in 5-10 years	210,699	204,278	2.46	82,842	82,046	2.04
Due after 10 years	1,412,224	1,369,042	2.86	825,347	812,639	2.32
Obligations of states and political subdivisions:
Due in 1-5 years	60,822	60,369	2.52	15,178	15,312	2.97
Due in 5-10 years	481,573	469,526	2.61	431,494	435,821	3.14
Due after 10 years	279,332	268,963	2.74	363,487	363,194	3.29
Total debt securities available for sale	$2,452,196	$2,379,546	2.75	$1,718,354	$1,709,018	2.72

Debt securities held to maturity:
Mortgage-backed securities:
Due in 5-10 years	$31	$35	6.50%	$—	$—	—%
Due after 10 years	150,050	147,829	2.56	158,776	162,826	2.55
Other securities:
Due in one year or less	—	—	—	1,000	1,000	3.00
Due in 1-5 years	2,400	2,400	2.92	1,400	1,400	3.21
Due in 5-10 years	400	400	3.00	400	400	3.00
Total debt securities held to maturity	$152,881	$150,664	2.57	$161,576	$165,626	2.56

See Note 4. Debt Securities Available for Sale and Debt Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's debt securities available for sale and debt securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At September 30, 2018		At December 31, 2017		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$1,960,756	10.6%	$1,959,387	10.3%	$1,369	0.1%
Junior lien	2,940,701	16.0	2,860,309	15.0	80,392	2.8
Total consumer real estate	4,901,457	26.6	4,819,696	25.2	81,761	1.7
Commercial:
Commercial real estate	2,773,655	15.1	2,751,285	14.4	22,370	0.8
Commercial business	967,509	5.2	809,908	4.2	157,601	19.5
Total commercial	3,741,164	20.3	3,561,193	18.6	179,971	5.1
Leasing and equipment finance	4,601,887	25.0	4,761,661	24.9	(159,774)	(3.4)
Inventory finance	2,880,404	15.6	2,739,754	14.3	140,650	5.1
Auto finance	2,275,134	12.4	3,199,639	16.7	(924,505)	(28.9)
Other	21,107	0.1	22,517	0.3	(1,410)	(6.3)
Total loans and leases	$18,421,153	100.0%	$19,104,460	100.0%	$(683,307)	(3.6)

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.0 billion of first mortgage lien loans and $2.9 billion of junior lien loans at both September 30, 2018 and December 31, 2017. Loans are originated for investment and for sale. Consumer real estate originations were $563.3 million and $1.5 billion for the third quarter and first nine months of 2018, respectively, compared with $607.8 million and $1.7 billion for the same periods in 2017. TCF sold $328.0 million and $775.9 million of consumer real estate loans in the third quarter and first nine months of 2018, respectively, compared with $291.0 million and $943.8 million for the same periods in 2017. At September 30, 2018, 56.8% of the consumer real estate portfolio was in TCF's primary banking markets, compared with 61.5% at December 31, 2017. At both September 30, 2018 and December 31, 2017, 62.2% of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate. At September 30, 2018, 41.2% of TCF's consumer real estate loans consisted of closed-end loans, compared with 42.2% at December 31, 2017. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 740 at September 30, 2018, compared with 738 at December 31, 2017. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 737 at September 30, 2018, compared with 736 at December 31, 2017.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At September 30, 2018, 73.8% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of 0.02% for the first nine months of 2018.

The consumer real estate junior lien portfolio was comprised of $2.8 billion of home equity lines of credit ("HELOCs") and $172.9 million of amortizing consumer real estate junior lien mortgage loans at September 30, 2018, compared with $2.7 billion and $206.2 million, respectively, at December 31, 2017. At September 30, 2018, $2.4 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period, compared with $2.3 billion at December 31, 2017. At September 30, 2018 and December 31, 2017, all of these loans were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At September 30, 2018, $328.4 million of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years, compared with $400.4 million at December 31, 2017. At September 30, 2018, 13.5% of these loans mature prior to 2021. Outstanding balances on consumer real estate lines of credit were 67.6% of total lines of credit at September 30, 2018, compared with 66.9% at December 31, 2017.

Commercial The commercial portfolio consisted of $2.8 billion of commercial real estate loans and $967.5 million of commercial business loans at September 30, 2018, compared with $2.8 billion and $809.9 million, respectively, at December 31, 2017. The increase in the commercial portfolio was primarily due to strong originations of commercial business loans. Total commercial originations were $654.0 million and $1.8 billion for the third quarter and first nine months of 2018, respectively, compared with $530.3 million and $1.4 billion for the same periods in 2017. At September 30, 2018, 70.0% of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets, compared with 74.7% at December 31, 2017. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at September 30, 2018 and December 31, 2017. At September 30, 2018, variable- and adjustable-rate loans represented 78.0% of total commercial loans outstanding, compared with 73.5% at December 31, 2017.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.5 billion of leases and $2.1 billion of loans at September 30, 2018, compared with $2.5 billion and $2.3 billion, respectively, at December 31, 2017. The decrease in the leasing and equipment finance portfolio was primarily due to loan payments received outpacing originations, including run-off of the third quarter of 2017 portfolio purchase. Leasing and equipment finance originations (excluding loan and lease purchases and including operating lease originations) were $503.6 million and $1.4 billion for the third quarter and first nine months of 2018, respectively, compared with $437.5 million and $1.4 billion for the same periods in 2017. The uninstalled backlog of approved transactions was $578.8 million at September 30, 2018, compared with $506.4 million at December 31, 2017.

Inventory Finance The inventory finance portfolio consisted of $2.9 billion of loans at September 30, 2018, compared with $2.7 billion at December 31, 2017. The increase was primarily due to growth with existing customers through new manufacturer products and increased customer sales, as well as the addition of new exclusive programs driving strong originations. Inventory finance originations were $2.1 billion and $6.9 billion for the third quarter and first nine months of 2018, respectively, compared with $1.9 billion and $5.6 billion for the same periods in 2017. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 10,800 active dealers at September 30, 2018, compared with more than 10,900 active dealers at December 31, 2017.

Auto Finance The auto finance portfolio consisted of $2.3 billion of loans at September 30, 2018, compared with $3.2 billion at December 31, 2017. The decrease was due to the discontinuation of auto finance loan originations effective December 1, 2017 and run-off. There were no auto finance loan originations in the third quarter and first nine months of 2018, compared with $488.5 million and $1.9 billion for the same periods in 2017. TCF did not sell any auto finance loans in the third quarter and first nine months of 2018 or in the third quarter of 2017. TCF sold $298.6 million of auto finance loans in the first nine months of 2017. The auto finance portfolio consisted of 20.6% new auto finance loans and 79.4% used auto finance loans at September 30, 2018, compared with 19.9% and 80.1%, respectively, at December 31, 2017.

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

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)
Consumer real estate:
First mortgage lien	$3,490	0.18%	$4,666	0.25%
Junior lien	1,119	0.04	1,268	0.04
Total consumer real estate	4,609	0.10	5,934	0.13
Commercial	—	—	1	—
Leasing and equipment finance	6,755	0.15	6,389	0.14
Inventory finance	80	—	208	0.01
Auto finance	9,300	0.41	9,077	0.28
Other	63	0.30	9	0.04
Subtotal	20,807	0.11	21,618	0.11
Portfolios acquired with deteriorated credit quality	803	16.70	1,561	13.18
Total	$21,610	0.12	$23,179	0.12

(1)	Excludes non-accrual loans and leases.

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At September 30, 2018			At December 31, 2017
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$82,317	$16,334	$98,651	$88,092	$34,282	$122,374
Commercial	4,235	9,874	14,109	12,249	83	12,332
Leasing and equipment finance	6,403	2,085	8,488	10,263	1,413	11,676
Inventory finance	—	12	12	—	476	476
Auto finance	4,557	5,309	9,866	3,464	5,351	8,815
Other	2	—	2	3	1	4
Total	$97,514	$33,614	$131,128	$114,071	$41,606	$155,677
Over 60-day delinquency as a percentage of total accruing TDR loans	0.26%	N.A.	N.A.	0.36%	N.A.	N.A.
N.A. Not Applicable

Total TDR loans were $131.1 million at September 30, 2018, compared with $155.7 million at December 31, 2017. Accruing TDR loans were $97.5 million at September 30, 2018, compared with $114.1 million at December 31, 2017. The decrease in accruing TDR loans was primarily due to decreases in commercial, consumer real estate, and leasing and equipment finance accruing TDR loans. Non-accrual TDR loans were $33.6 million at September 30, 2018, compared with $41.6 million at December 31, 2017. The decrease was primarily due to a decrease in consumer real estate non-accrual TDR loans driven by the non-accrual loan sale in the third quarter of 2018, partially offset by an increase in commercial non-accrual TDR loans.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At September 30, 2018, 83.4% of total consumer real estate TDR loans were accruing and TCF recognized more than 61% of the original contractual interest due on accruing consumer real estate TDR loans for both the third quarter and first nine months of 2018 by modifying the loans to qualified customers instead of foreclosing on the property. At September 30, 2018, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans. TDR loans for the remaining classes of financing receivables were not material at September 30, 2018.

See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information regarding TCF's loan modifications.

Non-performing Assets  Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Non-accrual loans and leases:
Consumer real estate	$55,092	$83,224
Commercial	9,888	6,785
Leasing and equipment finance	16,061	17,089
Inventory finance	1,640	4,116
Auto finance	7,613	7,366
Other	2	2
Total non-accrual loans and leases	90,296	118,582
Other real estate owned:
Consumer real estate	15,195	17,907
Commercial real estate	3,884	318
Total other real estate owned	19,079	18,225
Total non-performing assets	$109,375	$136,807

Non-accrual loans and leases as a percentage of total loans and leases	0.49%	0.62%

Non-performing assets as a percentage of total loans and leases and other real estate owned	0.59	0.72

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	177.88	144.24

Non-performing assets were $109.4 million at September 30, 2018, compared with $136.8 million at December 31, 2017. The decrease was primarily due to the $34.7 million sale of consumer real estate non-accrual loans in the third quarter of 2018. See Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements for further information.

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

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended September 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$49,155	$9,978	$16,300	$2,093	$7,312	$21	$84,859
Additions	14,557	—	6,501	2,054	3,206	4	26,322
(Charge-offs) recoveries	(752)	1	(2,113)	(466)	(838)	19	(4,149)
Transfers to other assets	(4,441)	—	(1,949)	(868)	(413)	—	(7,671)
Transfers (to) from loans and leases held for sale	934	—	—	—	—	—	934
Return to accrual status	(924)	—	(82)	(186)	—	—	(1,192)
Payments received	(3,359)	(91)	(2,531)	(993)	(1,654)	(42)	(8,670)
Other, net	(78)	—	(65)	6	—	—	(137)
Balance, end of period	$55,092	$9,888	$16,061	$1,640	$7,613	$2	$90,296

	At or For the Nine Months Ended September 30, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$83,224	$6,785	$17,089	$4,116	$7,366	$2	$118,582
Additions	41,596	4,636	21,461	7,560	8,582	50	83,885
(Charge-offs) recoveries	(3,483)	2	(5,788)	(1,381)	(1,981)	71	(12,560)
Transfers to other assets	(14,114)	—	(5,311)	(2,993)	(1,396)	—	(23,814)
Transfers (to) from loans and leases held for sale	(35,786)	—	—	—	—	—	(35,786)
Return to accrual status	(4,839)	—	(1,789)	(1,881)	—	—	(8,509)
Payments received	(11,626)	(2,366)	(9,188)	(3,746)	(4,958)	(121)	(32,005)
Other, net	120	831	(413)	(35)	—	—	503
Balance, end of period	$55,092	$9,888	$16,061	$1,640	$7,613	$2	$90,296

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

Loans and leases by portfolio and regulatory classification were as follows:

	At September 30, 2018
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,830,689	$10,378	$60,390	$—	$4,901,457
Commercial	3,625,699	55,518	59,947	—	3,741,164
Leasing and equipment finance	4,525,542	39,807	36,538	—	4,601,887
Inventory finance	2,702,959	118,392	59,053	—	2,880,404
Auto finance	2,254,107	1,027	20,000	—	2,275,134
Other	21,042	—	65	—	21,107
Total loans and leases	$17,960,038	$225,122	$235,993	$—	$18,421,153

	At December 31, 2017
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$4,706,493	$22,075	$91,128	$—	$4,819,696
Commercial	3,452,837	42,729	65,627	—	3,561,193
Leasing and equipment finance	4,681,488	40,252	39,921	—	4,761,661
Inventory finance	2,553,028	116,312	70,414	—	2,739,754
Auto finance	3,180,807	551	18,281	—	3,199,639
Other	22,507	—	10	—	22,517
Total loans and leases	$18,597,160	$221,919	$285,381	$—	$19,104,460

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

The Company considers the allowance for loan and lease losses of $160.6 million appropriate to cover losses incurred in the loan and lease portfolios at September 30, 2018. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

In conjunction with Note 6. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements, detailed information regarding TCF's allowance for loan and lease losses was as follows:

	At September 30, 2018		At December 31, 2017
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$22,312	1.14%	$26,698	1.36%
Junior lien	22,946	0.78	20,470	0.72
Consumer real estate	45,258	0.92	47,168	0.98
Commercial:
Commercial real estate	22,119	0.80	24,842	0.90
Commercial business	18,351	1.90	12,353	1.53
Total commercial	40,470	1.08	37,195	1.04
Leasing and equipment finance	22,926	0.50	22,528	0.47
Inventory finance	11,361	0.39	13,233	0.48
Auto finance	39,852	1.75	50,225	1.57
Other	754	3.57	692	3.07
Total allowance for loan and lease losses	160,621	0.87	171,041	0.90
Other credit loss reserves:
Reserves for unfunded commitments	1,413	N.A.	1,479	N.A.
Total credit loss reserves	$162,034	0.88	$172,520	0.90
N.A. Not Applicable

Net loan and lease charge-offs for the third quarter and first nine months of 2018 were $6.8 million, or 0.15% of average loans and leases (annualized), and $33.7 million, or 0.24%, respectively, compared with $8.2 million, or 0.18%, and $26.2 million, or 0.19%, for the same periods in 2017. The decrease in net loan and lease charge-offs from the third quarter of 2017 was primarily due to an increase in recoveries and lower charge-offs in the consumer real estate portfolio, partially offset by an increase in net charge-offs in the leasing and equipment finance portfolio. The increase in net loan and lease charge-offs from the first nine months of 2017 was primarily due to a decrease in recoveries in the consumer real estate portfolio and increased net charge-offs in the auto finance and leasing and equipment finance portfolios, partially offset by decreased net charge-offs in the commercial portfolio and lower charge-offs in the consumer real estate portfolio.

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

TCF Bank had $178.5 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2018, compared with $242.6 million at December 31, 2017. Certain debt securities held to maturity and debt securities available for sale provide the ability to liquidate or pledge unencumbered securities as needed. At September 30, 2018, the balance of these securities was $2.5 billion, of which $1.6 million was pledged as collateral to secure certain deposits and borrowings.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. TCF primarily borrows from the Federal Home Loan Bank ("FHLB") of Des Moines. TCF had $1.4 billion of additional borrowing capacity at the FHLB of Des Moines at September 30, 2018 as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations and purchases, and equipment purchases for lease financing are the primary uses of TCF's funds.

TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $2.3 million (USD) outstanding under the line of credit with the counterparty at September 30, 2018 and no outstanding borrowings at December 31, 2017.

Deposits  Deposits were $18.5 billion at September 30, 2018, compared with $18.3 billion at December 31, 2017.

Non-interest bearing checking accounts represented 21.4% of total deposits at September 30, 2018, compared with 20.0% of total deposits at December 31, 2017. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.54% at September 30, 2018, compared with 0.38% at December 31, 2017.

Certificates of deposit were $4.9 billion at September 30, 2018, compared with $5.0 billion at December 31, 2017. The maturities of certificates of deposit with denominations equal to or greater than $100,000 were as follows:

(In thousands)	Denominations $100 Thousand or Greater at September 30, 2018
Maturity:
Three months or less	$585,027
Over three through six months	488,223
Over six through 12 months	537,695
Over 12 months	672,662
Total	$2,283,607

Borrowings  Borrowings were $1.2 billion at both September 30, 2018 and December 31, 2017. TCF primarily borrows from the FHLB of Des Moines.

See Note 7. Long-term Borrowings of Notes to Consolidated Financial Statements and "Consolidated Financial Condition Analysis — Liquidity Management" in this Management's Discussion and Analysis for further information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs for growth, as well as asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements, which were achieved at September 30, 2018 and December 31, 2017. See Note 9. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity was $2.5 billion, or 11.0% of total assets, at September 30, 2018, compared with $2.7 billion, or 11.7%, at December 31, 2017.

Preferred Stock  Preferred stock was $169.3 million at September 30, 2018, compared with $265.8 million at December 31, 2017. The decrease was due to the redemption of all 4,000,000 shares of the outstanding 6.45% Series B non-cumulative perpetual preferred stock on March 1, 2018.

At September 30, 2018 and December 31, 2017, TCF had 7,000,000 depositary shares outstanding, each representing a 1/1000th ownership interest in a share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF Financial Corporation, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the "Series C Preferred Stock"). Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year at a per annum rate of 5.70%. The Series C Preferred Stock may be redeemed at TCF's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter. See Note 8. Equity of Notes to Consolidated Financial Statements for further information.

Treasury Stock TCF repurchased $149.9 million of its common stock in the first nine months of 2018 pursuant to its share repurchase program. At September 30, 2018, TCF had the authority to repurchase an additional $141.0 million in aggregate value of shares pursuant to its share repurchase program. Future repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. These authorizations may be commenced or suspended at any time or from time to time.

Common Stockholders' Equity Dividends to common stockholders on a per share basis were 15.0 cents for the third quarter of 2018, compared with 7.5 cents for the same period in 2017. TCF's common dividend payout ratio was 29.4% for the third quarter of 2018, compared with 25.9% for the same period in 2017. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Total common stockholders' equity was $2.3 billion, or 10.21% of total assets, at September 30, 2018, compared with $2.4 billion, or 10.42%, at December 31, 2017. Tangible common equity was $2.2 billion, or 9.51% of total tangible assets, at September 30, 2018, compared with $2.2 billion, or 9.72%, at December 31, 2017. Tangible common equity and tangible assets are not financial measures recognized under generally accepted accounting principles in the United States ("GAAP") (i.e., non-GAAP). Tangible common equity represents total equity less non-controlling interest in subsidiaries, preferred stock, goodwill and other intangible assets. Tangible assets represent total assets less goodwill and other intangible assets. When evaluating capital adequacy and utilization, management considers financial measures such as tangible common equity to tangible assets. This non-GAAP financial measure is viewed by management as a useful indicator of capital levels available to withstand unexpected market or economic conditions and also provide investors, regulators and other users with information to be viewed in relation to other banking institutions.

Reconciliations of the non-GAAP financial measures of tangible common equity and tangible assets to the GAAP measures of total equity and total assets were as follows:

(Dollars in thousands)		At September 30, 2018	At December 31, 2017
Computation of tangible common equity to tangible assets:
Total equity		$2,528,012	$2,680,584
Less: Non-controlling interest in subsidiaries		21,154	17,827
Total TCF Financial Corporation stockholders' equity		2,506,858	2,662,757
Less: Preferred stock		169,302	265,821
Total common stockholders' equity	(a)	2,337,556	2,396,936
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		21,364	23,687
Tangible common equity	(b)	$2,161,435	$2,218,492

Total assets	(c)	$22,904,785	$23,002,159
Less:
Goodwill, net		154,757	154,757
Other intangibles, net(1)		21,364	23,687
Tangible assets	(d)	$22,728,664	$22,823,715

Common equity to assets	(a) / (c)	10.21%	10.42%
Tangible common equity to tangible assets	(b) / (d)	9.51%	9.72%

(1)	Includes non-mortgage servicing assets.

Recent Accounting Developments

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which requires the decision to capitalize or expense implementation costs incurred in a cloud computing arrangement (i.e. a hosting arrangement) that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40. TCF's policy has been to expense these costs as incurred. The adoption of this ASU will be required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Both retrospective and prospective application are allowed. Early adoption is also allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates, adds and modifies certain disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The adoption of this ASU will be required on a retrospective basis beginning with TCF's Annual Report on Form 10-K for the year ending December 31, 2020. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The adoption of this ASU will be required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Certain of the amendments require prospective application, while the remainder require retrospective application. Early adoption is allowed either for the entire standard or only the provisions that eliminate or modify the requirements. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it more consistently with the accounting for share-based payments to employees. The new guidance in ASC 718 supersedes the guidance in ASC 505-50. The adoption of this ASU will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity debt securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. The adoption of this ASU will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in U.S. generally accepted accounting principles and may result in a material impact to our consolidated financial statements. The impact of the ASU will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement the ASU and is developing the methodologies and models to be used upon adoption and determining the systems that will be used to implement the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leveraged leases from ASC 840 into ASC 842. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which amends the new lease guidance to add an optional transition practical expedient that permits an entity to continue applying its current accounting policy for land easements that exist or expire before Topic 842's effective date. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which makes narrow scope improvements to the standard for specific issues. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date and provides a practical expedient related to separating components of a contract for lessors. The adoption of these ASUs will be required on a modified retrospective basis beginning with TCF’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Early adoption is allowed. Management has started to implement this ASU which has included an evaluation of TCF's leasing contracts and activities. Management has evaluated and plans to elect the practical expedients and optional transition method, which would allow for existing leases to be accounted for consistent with current guidance and the new guidance applied at the adoption date. As a lessee, TCF had $158.6 million in total future minimum lease payments for operating leases as of December 31, 2017. Management has developed the methodologies and processes to estimate and account for the right-of-use assets and lease liabilities based on the present value of future lease payments and continues to refine the balances to be presented on the balance sheet and validate the completeness of the lease population used in the calculations. While the increase to consolidated total assets resulting from the right-of-use assets recorded will increase TCF's risk-weighted assets, management does not expect the impact to capital ratios to be material. The adoption of this guidance is not expected to result in a material change to lessee expense recognition. Management expects the changes to lessor accounting to impact the timing of revenue recognition for certain leases, resulting in more revenue being deferred over the lease term and earlier recognition of expense due to a narrower definition of initial direct costs. Management will continue to evaluate the impact of this guidance on our consolidated financial statements.

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

Accounting, Audit, Tax and Insurance Matters.  Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including the impact of Tax Reform legislation and adoption of federal or state legislation that would increase federal or state taxes; ineffective internal controls; adverse federal, state or foreign tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF; potential for claims and legal action related to TCF's fiduciary responsibilities.

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

Interest Rate Risk

TCF's Asset & Liability Committee ("ALCO") and the Finance Committee of TCF Financial's Board of Directors have established interest rate risk policy limits. Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company's interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in consumer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about consumer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short- and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or the London InterBank Offered Rate).

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

	Impact on Net Interest Income
(Dollars in millions)	September 30, 2018		December 31, 2017
Immediate Change in Interest Rates:
+200 basis points	$90.6	8.9%	$97.5	10.1%
+100 basis points	49.7	4.9	53.1	5.5

As of September 30, 2018, approximately 65% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 61% of TCF's deposit balances were low or no cost deposits. TCF believes that the mix of assets repricing compared with low or no cost deposits positions TCF well for rising interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

On January 19, 2017, the BCFP filed a civil lawsuit against TCF Bank in the United States District Court for the District of Minnesota (the "Court"), captioned Consumer Financial Protection Bureau v. TCF National Bank, alleging violations of the Consumer Financial Protection Act ("CFPA") and Regulation E, §1005.17 in connection with TCF Bank's practices administering checking account overdraft program "opt-in" requirements from 2010 to early 2014. On September 8, 2017, the Court issued a ruling on the motion made by TCF Bank to dismiss the complaint of the BCFP. In its ruling, the Court granted TCF Bank's motion to dismiss the BCFP's Regulation E claims and also dismissed the BCFP's unfair, deceptive and abusive conduct claims under the CFPA for periods prior to July 21, 2011. On July 20, 2018, TCF Bank entered into a Stipulated Final Judgment and Order (the "BCFP Settlement") with the BCFP to resolve the matter and has entered into a Consent Order and a Consent Order For a Civil Money Penalty and related stipulations (collectively, the "OCC Consent Orders") with the OCC to resolve related regulatory issues with the OCC (collectively, the BCFP Settlement and the OCC Consent Orders are referred to herein as the "Consent Agreements"). The Consent Agreements provide, among other things, for TCF Bank to submit a restitution plan to the BCFP and OCC pursuant to which TCF Bank will pay restitution in the total amount of $25.0 million to certain current and former customers and require a notice to certain customers opted-in to overdraft service reminding them of their current opt-in choice. We submitted our restitution plan to the BCFP and OCC on September 10, 2018 and have not yet received confirmation that there is no supervisory objection. Pursuant to the Consent Agreements, TCF Bank paid $5.0 million in civil money penalties, $3.0 million of which was paid to the OCC and $2.0 million of which was paid to the BCFP. In addition, TCF Bank expects to incur approximately $2.0 million in administrative costs related to the administration of the restitution plan required under the Consent Agreements. The financial impact of the Consent Agreements was reflected in TCF Financial Corporation's second quarter results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the quarter ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 to July 31, 2018
Share repurchase program(1)	114,000	$25.36	114,000	$162,146,801
Employee transactions(2)	1,224	$24.89	N.A.	N.A.
August 1 to August 31, 2018
Share repurchase program(1)	826,373	$25.56	826,373	$141,025,633
Employee transactions(2)	6,606	$25.45	N.A.	N.A.
September 1 to September 30, 2018
Share repurchase program(1)	—	$—	—	$141,025,633
Employee transactions(2)	—	$—	N.A.	N.A.
Total
Share repurchase program(1)	940,373	$25.53	940,373	$141,025,633
Employee transactions(2)	7,830	$25.36	N.A.	N.A.
 N.A. Not Applicable

(1)
On November 27, 2017, the Board of Directors replaced TCF's existing share repurchase authorization with an authorization to repurchase up to $150.0 million in aggregate value of shares of TCF's common stock. On July 25, 2018, the Board of Directors increased this authorization by an additional $150.0 million. Repurchases will be based on market conditions, the trading price of TCF shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies. Repurchases under this authorization may be commenced or suspended at any time or from time to time.

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
101#
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed herein

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

Dated: November 8, 2018