Form 10-Q
period 2019-03-31
TCF FINANCIAL CORP
filed 2019-05-03
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                 No ☑

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)
Common Stock (par value $.01 per share)	TCF	New York Stock Exchange
Depositary shares, each representing a 1/1000th interest in a share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock	TCF-PD	New York Stock Exchange

As of April 25, 2019, there were 164,187,744 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At March 31, 2019	At December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$463,822	$587,057
Investments	103,644	91,654
Debt securities held to maturity	148,024	148,852
Debt securities available for sale	2,945,342	2,470,065
Loans and leases held for sale	64,468	90,664
Loans and leases:
Consumer real estate:
First mortgage lien	2,480,750	2,444,380
Junior lien	2,872,807	2,965,960
Total consumer real estate	5,353,557	5,410,340
Commercial	3,884,106	3,851,303
Leasing and equipment finance	4,674,309	4,699,740
Inventory finance	3,749,146	3,107,356
Auto finance	1,704,614	1,982,277
Other	17,943	21,295
Total loans and leases	19,383,675	19,072,311
Allowance for loan and lease losses	(147,972)	(157,446)
Net loans and leases	19,235,703	18,914,865
Premises and equipment, net	429,711	427,534
Goodwill, net	154,757	154,757
Other assets	873,244	814,164
Total assets	$24,418,715	$23,699,612
Liabilities and Equity:
Deposits:
Checking	$6,621,261	$6,381,327
Savings	6,442,544	6,122,257
Money market	1,468,308	1,609,422
Certificates of deposit	4,491,998	4,790,680
Total deposits	19,024,111	18,903,686
Borrowings:
Short-term borrowings	355,992	—
Long-term borrowings	1,411,426	1,449,472
Total borrowings	1,767,418	1,449,472
Accrued expenses and other liabilities	981,341	790,194
Total liabilities	21,772,870	21,143,352
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
7,000 shares issued	169,302	169,302
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
173,318,320 and 173,584,846 shares issued	1,733	1,736
Additional paid-in capital	875,797	885,089
Retained earnings, subject to certain restrictions	1,810,701	1,766,994
Accumulated other comprehensive income (loss)	5,481	(33,138)
Treasury stock at cost, 9,367,165 and 9,661,619 shares and other	(246,621)	(252,182)
Total TCF Financial Corporation stockholders' equity	2,616,393	2,537,801
Non-controlling interest in subsidiaries	29,452	18,459
Total equity	2,645,845	2,556,260
Total liabilities and equity	$24,418,715	$23,699,612

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Quarter Ended March 31,
(In thousands, except per share data)	2019	2018
Interest income:
Loans and leases	$279,594	$260,375
Debt securities available for sale	18,815	10,123
Debt securities held to maturity	535	1,019
Loans held for sale and other	4,301	3,745
Total interest income	303,245	275,262
Interest expense:
Deposits	37,480	22,510
Borrowings	14,858	9,553
Total interest expense	52,338	32,063
Net interest income	250,907	243,199
Provision for credit losses	10,122	11,368
Net interest income after provision for credit losses	240,785	231,831
Non-interest income:
Leasing and equipment finance	41,139	41,847
Fees and service charges	31,324	30,751
Card revenue	14,243	13,759
ATM revenue	4,440	4,650
Gains on sales of loans, net	7,972	9,123
Servicing fee income	5,110	8,295
Gains (losses) on debt securities, net	451	63
Other	2,347	3,716
Total non-interest income	107,026	112,204
Non-interest expense:
Compensation and employee benefits	121,557	123,840
Occupancy and equipment	41,737	40,514
Lease financing equipment depreciation	19,256	17,274
Foreclosed real estate and repossessed assets, net	4,630	4,916
Merger-related expenses	9,458	—
Other	56,437	59,436
Total non-interest expense	253,075	245,980
Income before income tax expense	94,736	98,055
Income tax expense	21,287	21,631
Income after income tax expense	73,449	76,424
Income attributable to non-controlling interest	2,955	2,663
Net income attributable to TCF Financial Corporation	70,494	73,761
Preferred stock dividends	2,493	4,106
Impact of preferred stock redemption	—	3,481
Net income available to common stockholders	$68,001	$66,174
Earnings per common share:
Basic	$0.42	$0.39
Diluted	0.42	0.39
Weighted-average common shares outstanding:
Basic	161,865,270	168,507,448
Diluted	162,427,823	169,997,146

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
(In thousands)	2019	2018
Net income attributable to TCF Financial Corporation	$70,494	$73,761
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	37,368	(27,819)
Net unrealized gains (losses) on net investment hedges	(2,308)	1,604
Foreign currency translation adjustment	3,567	(2,110)
Recognized postretirement prior service cost	(8)	(9)
Total other comprehensive income (loss), net of tax	38,619	(28,334)
Comprehensive income	$109,113	$45,427
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
For the Quarter Ended March 31, 2019 and 2018

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2018	7,000	173,584,846	$169,302	$1,736	$885,089	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	70,494	—	—	70,494	2,955	73,449
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	38,619	—	38,619	—	38,619
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	8,038	8,038
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.15 per common share	—	—	—	—	—	(24,294)	—	—	(24,294)	—	(24,294)
Stock compensation plans, net of tax	—	(266,526)	—	(3)	(10,522)	—	—	6,791	(3,734)	—	(3,734)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,230	—	—	(1,230)	—	—	—
Balance, March 31, 2019	7,000	173,318,320	$169,302	$1,733	$875,797	$1,810,701	$5,481	$(246,621)	$2,616,393	$29,452	$2,645,845

Balance, December 31, 2017	4,007,000	172,158.449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—	—	—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	172,158,449	265,821	1,722	877,217	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	73,761	—	—	73,761	2,663	76,424
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,334)	—	(28,334)	—	(28,334)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,947	7,947
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 2,567,171 shares of common stock	—	—	—	—	—	—	—	(57,673)	(57,673)	—	(57,673)
Dividends on 6.45% Series B Preferred Stock	—	—	—	—	—	(1,613)	—	—	(1,613)	—	(1,613)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.15 per common share	—	—	—	—	—	(25,328)	—	—	(25,328)	—	(25,328)
Common stock warrants exercised	—	1,196	—	—	—	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	34,627	—	—	715	—	—	—	715	—	715
Stock compensation plans, net of tax	—	277,763	—	3	834	—	—	—	837	—	837
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(670)	—	—	670	—	—	—
Balance, March 31, 2018	7,000	172,472,035	$169,302	$1,725	$878,096	$1,618,041	$(46,851)	$(97,800)	$2,522,513	$28,437	$2,550,950
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$73,449	$76,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,122	11,368
Depreciation and amortization	56,508	56,606
Provision (benefit) for deferred income taxes	(1,011)	879
Proceeds from sales of loans and leases held for sale	80,877	69,342
Originations of loans and leases held for sale, net of repayments	(72,125)	(73,872)
Gains on sales of assets, net	(14,918)	(10,556)
Net change in other assets and accrued expenses and other liabilities	15,095	(1,965)
Other, net	(11,089)	(11,313)
Net cash provided by (used in) operating activities	136,908	116,913
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	205,862	—
Proceeds from maturities of and principal collected on debt securities	52,894	32,533
Purchases of debt securities	(597,875)	(320,722)
Redemption of Federal Home Loan Bank stock	26,000	56,000
Purchases of Federal Home Loan Bank stock	(38,000)	(65,000)
Proceeds from sales of loans and leases	194,109	240,934
Loan and lease originations and purchases, net of principal collected on loans and leases	(521,907)	(468,326)
Proceeds from sales of assets	19,644	11,873
Purchases of premises and equipment and lease equipment	(41,121)	(38,541)
Other, net	2,937	7,451
Net cash provided by (used in) investing activities	(697,457)	(543,798)
Cash flows from financing activities:
Net change in deposits	141,885	357,224
Net change in short-term borrowings	355,947	841
Proceeds from long-term borrowings	621,328	2,355,602
Payments on long-term borrowings	(662,097)	(2,143,531)
Payments on liabilities related to acquisition and portfolio purchase	(1,000)	—
Redemption of Series B preferred stock	—	(100,000)
Repurchases of common stock	—	(54,371)
Common shares sold to TCF employee benefit plans	—	715
Dividends paid on preferred stock	(2,493)	(4,106)
Dividends paid on common stock	(24,294)	(25,328)
Exercise of stock options	—	(997)
Net investment by (distribution to) non-controlling interest	8,038	7,947
Net cash provided by (used in) financing activities	437,314	393,996
Net change in cash and due from banks	(123,235)	(32,889)
Cash and due from banks at beginning of period	587,057	621,782
Cash and due from banks at end of period	$463,822	$588,893
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$48,276	$29,857
Income taxes, net	(140)	(28,064)
Transfer of loans and leases to other assets	27,280	26,044
Transfer of loans and leases from held for investment to held for sale, net	170,537	150,357
Operating lease right-of-use assets arising from obtaining operating lease liabilities	92,259	—
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2018.

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

Note 2. Proposed Merger with Chemical Financial Corporation

On January 27, 2019, TCF entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chemical Financial Corporation ("Chemical"), a bank holding company headquartered in Detroit, Michigan, with $21.8 billion in assets at March 31, 2019. The merger is expected to close in the late third or early fourth quarter of 2019, subject to satisfaction of customary closing conditions, including regulatory approvals and approval by the shareholders of TCF and Chemical. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, each outstanding share of TCF common stock will be converted into the right to receive, without interest, 0.5081 shares of Chemical common stock. Also, at the effective time of the merger, each outstanding share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF will be converted into the right to receive, without interest, one share of a newly created series of preferred stock of Chemical with equivalent rights and preferences (the "New Chemical Preferred Stock"). The shares of Chemical common stock and the New Chemical Preferred Stock to be issued in the merger will be listed on the Nasdaq. Following the completion of the merger, TCF and Chemical shareholders will own approximately 54% and 46% of the combined company, respectively, on a fully diluted basis.

Note 3. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2018 remain significantly unchanged and have been followed similarly as in previous periods except for the lease financing accounting policy. These accounting policy changes are the result of the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and related ASUs.

Leases TCF enters into lease contracts as both a lessor and a lessee. A contract, or part of a contract, is considered a lease if it conveys the right to obtain substantially all of the economic benefits from, and the right to direct and use, an identified asset for a period of time in exchange for consideration. The determination of lease classification requires various judgments and estimates by management which may include the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectability of minimum lease payments. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all leases.

As a lessor, TCF provides various types of lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are classified as direct financing or sales-type leases and are recorded in loans and leases. Direct financing and sales-type leases are carried at the combined present value of future minimum lease payments and lease residual values.

Interest income on net investment in direct financing and sales-type leases is recognized using methods that approximate a level yield over the fixed, non-cancelable term of the lease, including pro rata rent payments received for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins. Sales-type leases generate selling profit (loss), which is recognized on the commencement date by recording lease revenue net of lease cost. Lease revenue consists of the present value of the future minimum lease payments and lease cost consists of the leased equipment's net book value, less the present value of its residual.

Some lease financing contracts include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgment regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. TCF reviews residual assumptions when assessing potential impairment of the net investment in direct financing and sales-type leases each quarter. Decreases in the expected residual value are reflected through an increase in the provision for credit losses, which results in an increase to the allowance for loan and lease losses.

TCF may sell minimum lease payment receivables, primarily as a credit risk reduction tool, to third-party financial institutions at fixed rates, on a non-recourse basis, with its underlying equipment as collateral. For those transactions that qualify for sale accounting, the related lease cash flow stream and the non-recourse financing are derecognized. For those transactions that do not qualify for sale accounting, the underlying lease remains on TCF's Consolidated Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value.

Leases that do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment and related initial direct costs are included in other assets and depreciated to their estimated salvage value on a straight-line basis over the term of the lease. Lease financing equipment depreciation is recorded in non-interest expense. Operating lease payments received are recognized as lease income when due and recorded as a component of leasing and equipment finance non-interest income. An allowance for lease losses is not provided on operating leases.

See Note 6. Loans and Leases for further information.

As a lessee, TCF enters into contracts to lease real estate, information technology equipment and various other types of equipment. Leases that transfer substantially all of the benefits and risks of ownership to TCF are classified as finance leases, while all others are classified as operating leases. At lease commencement, a lease liability and right-of-use asset are calculated and recognized for both types of leases. The lease liability is equal to the present value of future minimum lease payments. The right-of-use asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received. Operating lease right-of-use assets are recorded in other assets and finance lease right-of-use assets are recorded in premises and equipment, net. The Company uses the appropriate term Federal Home Loan Bank ("FHLB") rate to determine the discount rate for the present value calculation of future minimum payments when an implicit rate is not known for a given lease. The lease term used in the calculation includes any options to extend that TCF is reasonably certain to exercise.

Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest rate method and the related right-of-use assets are amortized on a straight-line basis over the lease term. Interest expense and amortization expense are recorded separately in the income statement in interest expense on borrowings and occupancy and equipment non-interest expense, respectively. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, variable lease cost and sublease income. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment non-interest expense.

See Note 8. Operating Lease Right-of-Use Assets and Liabilities for further information.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS Rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate. The adoption of this ASU was on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which requires the decision to capitalize or expense implementation costs incurred in a cloud computing arrangement (i.e. a hosting arrangement) that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40. TCF's policy had been to expense these costs as incurred. The adoption of this ASU was on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it more consistently with the accounting for share-based payments to employees. The new guidance in ASC 718 supersedes the guidance in ASC 505-50. The adoption of this ASU was on a modified retrospective basis with no cumulative effect adjustment recorded. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, which simplifies the accounting for certain equity-linked financial instruments and embedded features with the down round features that reduce the exercise price when the pricing of a future round of financing is lower. The adoption of this ASU was on a modified retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which, along with other amendments, requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosure regarding key information about leasing arrangements from both lessees and lessors. Effective January 1, 2019, the Company also adopted the following ASUs, which further amend the original lease guidance in Topic 842: (i) ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842): Amendments to SEC Paragraphs, which rescinds certain SEC Observer comments and staff announcements from the lease guidance and incorporates SEC staff announcements on the effect of a change in tax law on leveraged leases from ASC 840 into ASC 842; (ii) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which amends the new lease guidance to add an optional transition practical expedient that permits an entity to continue applying its current accounting policy for land easements that existed or expired before January 1, 2019; (iii) ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which makes narrow scope improvements to the standard for specific issues; (iv) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date and provides a practical expedient related to separating components of a contract for lessors; (v) ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which allows lessors to elect to account for all sales taxes as lessee costs, instead of determining whether they are lessee or lessor costs in each individual jurisdiction. It requires lessor costs paid by lessees directly to third parties to be excluded from revenue, requires lessors to account for costs excluded from the consideration of a contract that are paid by the lessor as revenue and requires certain variable payments to be allocated (rather than recognized) to lease and nonlease components when changes occur in the facts and circumstances on which the variable payments are based; and (vi) ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which allows lessors that are not manufacturers or dealers to calculate the fair value of an underlying asset as its cost less any volume or trade discount, requires lessors to classify principal payments received from direct financing and sales-type leases as investing activities in the statement of cash flows and clarifies that certain disclosure requirements that were explicitly excluded from annual reporting during the year of adoption are also excluded from interim reporting during the same year. These ASUs were adopted on a modified retrospective basis. Management elected the practical expedients and optional transition method, which allow for leases entered into prior to January 1, 2019 to be accounted for consistent with prior guidance. Management evaluated TCF's leasing contracts and activities, and developed methodologies and processes to estimate and account for the right-of-use assets and lease liabilities based on the present value of future lease payments. On January 1, 2019, the Company recorded right-of-use assets and lease liabilities totaling $91.9 million and $112.8 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets is immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition. The changes to lessor accounting, as well as changes in customer behavior driven by the adoption of these ASUs, impacts the results of TCF's leasing and equipment financing businesses, including earlier recognition of expense due to a narrower definition of initial direct costs and the timing of revenue recognition for certain leases, resulting in more revenue being deferred over the lease term.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans, net investments in leases and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity debt securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. The adoption of these ASUs will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in GAAP and may result in a material impact to our consolidated financial statements and capital ratios. The impact of these ASUs will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement these ASUs and is developing the methodologies and models to be used upon adoption. Management will continue to develop and validate the new methodologies and models throughout 2019.

Note 4.  Cash and Due from Banks

At March 31, 2019 and December 31, 2018, TCF Bank was required by Federal Reserve regulations to maintain reserves of $117.4 million and $106.2 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $34.1 million and $38.3 million at March 31, 2019 and December 31, 2018, respectively.

TCF had cash held in interest-bearing accounts of $180.2 million and $307.8 million at March 31, 2019 and December 31, 2018, respectively.

Note 5.  Debt Securities Available for Sale and Debt Securities Held to Maturity

Debt securities were as follows:

	At March 31, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,566,426	$31,187	$13,102	$2,584,511	$1,930,696	$9,222	$26,728	$1,913,190
Other	4	—	—	4	4	—	—	4
Obligations of states and political subdivisions	358,118	3,330	621	360,827	566,304	46	9,479	556,871
Total debt securities available for sale	$2,924,548	$34,517	$13,723	$2,945,342	$2,497,004	$9,268	$36,207	$2,470,065
Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$144,403	$3,755	$548	$147,610	$146,052	$1,460	$1,045	$146,467
Other securities	3,621	—	—	3,621	2,800	—	—	2,800
Total debt securities held to maturity	$148,024	$3,755	$548	$151,231	$148,852	$1,460	$1,045	$149,267

At March 31, 2019 and December 31, 2018, mortgage-backed debt securities with a carrying value of $1.5 million and $1.6 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

We have assessed each debt security with unrealized losses included in the table above for credit impairment. As part of that assessment we evaluated and concluded that it is more likely than not that we will not be required to and do not intend to sell any of the debt securities prior to recovery of the amortized cost. Unrealized losses on debt securities available for sale and debt securities held to maturity were primarily due to changes in interest rates.

Net gains (losses) on debt securities were $451 thousand and $63 thousand for the first quarter of 2019 and 2018, respectively. During the first quarter of 2019, TCF sold $205.4 million of debt securities available for sale and recognized a net gain of $447 thousand. There were no sales of debt securities available for sale during the first quarter of 2018. There were no impairment charges on debt securities available for sale and debt securities held to maturity during the first quarter of 2019 and 2018. The net gains (losses) on debt securities for both periods include recoveries on previously impaired debt securities held to maturity.

Gross unrealized losses and fair value of debt securities available for sale and debt securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$4,943	$4	$748,535	$13,098	$753,478	$13,102
Obligations of states and political subdivisions	—	—	77,036	621	77,036	621
Total debt securities available for sale	$4,943	$4	$825,571	$13,719	$830,514	$13,723

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$107	$3	$26,871	$545	$26,978	$548
Total debt securities held to maturity	$107	$3	$26,871	$545	$26,978	$548

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$102,709	$184	$838,482	$26,544	$941,191	$26,728
Obligations of states and political subdivisions	3,620	—	526,817	9,479	530,437	9,479
Total debt securities available for sale	$106,329	$184	$1,365,299	$36,023	$1,471,628	$36,207

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$3,074	$14	$31,738	$1,031	$34,812	$1,045
Total debt securities held to maturity	$3,074	$14	$31,738	$1,031	$34,812	$1,045

The amortized cost and fair value of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At March 31, 2019		At December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities available for sale:
Due in 1-5 years	$21,220	$21,241	$24,464	$24,375
Due in 5-10 years	367,273	369,916	509,832	503,768
Due after 10 years	2,536,055	2,554,185	1,962,708	1,941,922
Total debt securities available for sale	$2,924,548	$2,945,342	$2,497,004	$2,470,065

Debt securities held to maturity:
Due in 1-5 years	$3,150	$3,150	$2,400	$2,400
Due in 5-10 years	428	431	430	432
Due after 10 years	144,446	147,650	146,022	146,435
Total debt securities held to maturity	$148,024	$151,231	$148,852	$149,267

Interest income attributable to debt securities available for sale was as follows:

	Quarter Ended March 31,
(In thousands)	2019	2018
Taxable interest income	$16,131	$5,813
Tax-exempt interest income	2,684	4,310
Total interest income	$18,815	$10,123

Note 6.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
Consumer real estate:
First mortgage lien	$2,480,750	$2,444,380
Junior lien	2,872,807	2,965,960
Total consumer real estate	5,353,557	5,410,340
Commercial:
Commercial real estate:
Permanent	2,564,187	2,510,583
Construction and development	401,455	397,564
Total commercial real estate	2,965,642	2,908,147
Commercial business	918,464	943,156
Total commercial	3,884,106	3,851,303
Leasing and equipment finance	4,674,309	4,699,740
Inventory finance	3,749,146	3,107,356
Auto finance	1,704,614	1,982,277
Other	17,943	21,295
Total loans and leases(1)	$19,383,675	$19,072,311

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(5.4) million and $(2.2) million at March 31, 2019 and December 31, 2018, respectively.

Leasing and Equipment Finance Portfolio Included in leasing and equipment finance loans and leases were $2.6 billion and $2.5 billion of direct financing and sales-type leases at March 31, 2019 and December 31, 2018, respectively. Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at or for the quarter ended March 31, 2019.

The components of the net investment in direct financing and sales-type leases were as follows:

(In thousands)	At March 31, 2019
Carrying amount	$2,627,699
Unguaranteed residual assets	139,184
Net direct fees and costs and unearned income	(215,539)
Total net investment in direct financing and sales-type leases	$2,551,344

The carrying amount of the direct financing and sales-type leases subject to residual value guarantees was $249.7 million at March 31, 2019.

The components of total lease income were as follows:

Quarter Ended
(In thousands)	March 31, 2019
Interest income - loans and leases:
Interest income on net investment in direct financing and sales-type leases	$31,284

Leasing and equipment finance non-interest income:
Lease income from operating lease payments	25,250
Profit (loss) recorded on commencement date on sales-type leases	7,057
Other(1)	8,832
Total leasing and equipment finance non-interest income	41,139
Total lease income	$72,423

(1)	Other leasing and equipment finance non-interest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Lease financing equipment depreciation on equipment leased to others was $19.3 million for the first quarter of 2019. The net book value of equipment leased to others and related initial direct costs under operating leases was $305.4 million at March 31, 2019.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2019 were as follows:

(In thousands)
2019	$716,804
2020	736,501
2021	532,046
2022	320,015
2023	165,397
Thereafter	65,227
Equipment under leases not yet commenced	76,469
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	2,612,459
Third-party residual value guarantees	15,240
Total carrying amount of direct financing and sales-type leases	$2,627,699

Undiscounted future minimum lease payments expected to be received for operating leases at March 31, 2019 were as follows:

(In thousands)
2019	$57,122
2020	61,709
2021	40,610
2022	20,497
2023	7,721
Thereafter	3,783
Total undiscounted future minimum lease payments	$191,442

Loan Sales During the first quarter of 2019 and 2018, TCF sold $219.1 million and $266.3 million, respectively, of consumer real estate loans, received cash of $227.6 million and $272.9 million, respectively, and recognized net gains of $8.0 million and $9.1 million, respectively. Related to these sales, TCF retained interest-only strips of $0.8 million and $3.3 million during the first quarter of 2019 and 2018, respectively. TCF generally retains servicing on loans sold.

No servicing assets or liabilities related to consumer real estate loans were recorded within TCF's Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

Total interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
Total interest-only strips	$16,163	$16,835
Contractual liabilities related to consumer real estate loan sales	871	1,321

TCF recorded no impairment charges on interest-only strips during the first quarter of 2019 and $603 thousand during the same period in 2018.

Note 7.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended March 31, 2019:
Balance, beginning of period	$44,866	$41,182	$23,791	$12,456	$34,329	$822	$157,446
Charge-offs	(1,548)	(2,100)	(2,946)	(2,519)	(13,035)	(2,283)	(24,431)
Recoveries	1,100	12	476	432	2,853	904	5,777
Net (charge-offs) recoveries	(448)	(2,088)	(2,470)	(2,087)	(10,182)	(1,379)	(18,654)
Provision for credit losses	371	(4,383)	3,524	3,723	5,707	1,180	10,122
Other(1)	(969)	—	(13)	40	—	—	(942)
Balance, end of period	$43,820	$34,711	$24,832	$14,132	$29,854	$623	$147,972

At or For the Quarter Ended March 31, 2018:
Balance, beginning of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Charge-offs	(2,154)	—	(1,956)	(549)	(13,441)	(1,765)	(19,865)
Recoveries	1,037	14	616	140	2,785	1,122	5,714
Net (charge-offs) recoveries	(1,117)	14	(1,340)	(409)	(10,656)	(643)	(14,151)
Provision for credit losses	2,104	(11)	1,996	512	6,253	514	11,368
Other(1)	(470)	—	(2)	(83)	—	—	(555)
Balance, end of period	$47,685	$37,198	$23,182	$13,253	$45,822	$563	$167,703

(1)	Primarily includes the transfer of the allowance for loan and lease losses to loans and leases held for sale.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At March 31, 2019
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$26,402	$32,711	$19,988	$14,009	$29,699	$623	$123,432
Individually evaluated for impairment	17,418	2,000	4,844	123	155	—	24,540
Total	$43,820	$34,711	$24,832	$14,132	$29,854	$623	$147,972
Loans and leases outstanding:
Collectively evaluated for impairment	$5,238,404	$3,852,073	$4,642,913	$3,748,177	$1,690,996	$17,942	$19,190,505
Individually evaluated for impairment	115,153	32,033	28,277	969	13,618	1	190,051
Loans acquired with deteriorated credit quality	—	—	3,119	—	—	—	3,119
Total	$5,353,557	$3,884,106	$4,674,309	$3,749,146	$1,704,614	$17,943	$19,383,675

	At December 31, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$22,134	$36,411	$20,108	$11,621	$34,157	$822	$125,253
Individually evaluated for impairment	22,732	4,771	3,683	835	172	—	32,193
Total	$44,866	$41,182	$23,791	$12,456	$34,329	$822	$157,446
Loans and leases outstanding:
Collectively evaluated for impairment	$5,295,817	$3,815,422	$4,672,168	$3,099,073	$1,968,645	$21,291	$18,872,416
Individually evaluated for impairment	114,523	35,881	23,755	8,283	13,632	4	196,078
Loans acquired with deteriorated credit quality	—	—	3,817	—	—	—	3,817
Total	$5,410,340	$3,851,303	$4,699,740	$3,107,356	$1,982,277	$21,295	$19,072,311

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

	At March 31, 2019
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,437,608	$3,171	$1,717	$2,442,496	$38,254	$2,480,750
Junior lien	2,843,169	2,374	—	2,845,543	27,264	2,872,807
Total consumer real estate	5,280,777	5,545	1,717	5,288,039	65,518	5,353,557
Commercial:
Commercial real estate	2,965,035	—	—	2,965,035	607	2,965,642
Commercial business	911,542	—	—	911,542	6,922	918,464
Total commercial	3,876,577	—	—	3,876,577	7,529	3,884,106
Leasing and equipment finance	4,641,613	6,490	2,852	4,650,955	20,235	4,671,190
Inventory finance	3,748,110	67	—	3,748,177	969	3,749,146
Auto finance	1,689,055	4,196	2,330	1,695,581	9,033	1,704,614
Other	17,922	10	10	17,942	1	17,943
Subtotal	19,254,054	16,308	6,909	19,277,271	103,285	19,380,556
Portfolios acquired with deteriorated credit quality	2,909	—	210	3,119	—	3,119
Total	$19,256,963	$16,308	$7,119	$19,280,390	$103,285	$19,383,675

	At December 31, 2018
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,403,391	$3,281	$1,276	$2,407,948	$36,432	$2,444,380
Junior lien	2,942,414	1,213	—	2,943,627	22,333	2,965,960
Total consumer real estate	5,345,805	4,494	1,276	5,351,575	58,765	5,410,340
Commercial:
Commercial real estate	2,903,629	—	—	2,903,629	4,518	2,908,147
Commercial business	932,648	1	—	932,649	10,507	943,156
Total commercial	3,836,277	1	—	3,836,278	15,025	3,851,303
Leasing and equipment finance	4,670,021	7,996	2,642	4,680,659	15,264	4,695,923
Inventory finance	3,098,763	310	—	3,099,073	8,283	3,107,356
Auto finance	1,962,042	8,326	3,331	1,973,699	8,578	1,982,277
Other	21,264	11	17	21,292	3	21,295
Subtotal	18,934,172	21,138	7,266	18,962,576	105,918	19,068,494
Portfolios acquired with deteriorated credit quality	3,639	—	178	3,817	—	3,817
Total	$18,937,811	$21,138	$7,444	$18,966,393	$105,918	$19,072,311

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended March 31,
(In thousands)	2019	2018
Contractual interest due on non-accrual loans and leases	$2,584	$2,927
Interest income recognized on non-accrual loans and leases	223	458
Unrecognized interest income	$2,361	$2,469

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
0-59 days delinquent and accruing	$3,044	$3,306
Non-accrual	11,359	9,046
Total consumer real estate loans to customers in bankruptcy	$14,403	$12,352

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

TDR loans were as follows:

	At March 31, 2019			At December 31, 2018
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$79,471	$17,391	$96,862	$80,739	$16,192	$96,931
Commercial	7,958	607	8,565	4,174	3,946	8,120
Leasing and equipment finance	8,042	1,931	9,973	8,491	1,754	10,245
Inventory finance	—	205	205	—	453	453
Auto finance	4,585	6,956	11,541	5,054	6,362	11,416
Other	1	—	1	1	—	1
Total	$100,057	$27,090	$127,147	$98,459	$28,707	$127,166

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at March 31, 2019, $8.4 million, or 48.5%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 60.4% were current. Of the non-accrual TDR balance at December 31, 2018, $7.8 million, or 48.2%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 56.5% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing consumer real estate TDR loans was $14.7 million, or 18.5% of the outstanding balance, at March 31, 2019 and $15.5 million, or 19.2% of the outstanding balance, at December 31, 2018. At March 31, 2019 and December 31, 2018, 0.1% and 0.3%, respectively, of accruing consumer real estate TDR loans were 60 days or more delinquent. The allowance on accruing TDRs and the percentage of accruing TDR loans that were 60 days or more delinquent were not material for the remaining classes of finance receivables at March 31, 2019 and December 31, 2018.

Unfunded commitments to consumer real estate loans classified as TDRs were $0.5 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, no additional funds were committed to the remaining classes of finance receivables classified as TDRs.

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

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the financial impact of TDR loans and is the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms. The following table summarizes the financial effects of consumer real estate accruing TDR loans. The financial effects of TDR loans for the remaining classes of finance receivables were not material for the first quarter of 2019 and 2018.

	Quarter Ended March 31,
	2019			2018
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$968	$579	$389	$1,066	$640	$426
Junior lien	374	256	118	424	290	134
Total consumer real estate	$1,342	$835	$507	$1,490	$930	$560

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

	Quarter Ended March 31,
(In thousands)	2019	2018
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$190	$1,480
Junior lien	94	28
Total consumer real estate	284	1,508
Commercial business	—	4,697
Auto finance	536	364
Defaulted TDR loan balances modified during the applicable period	$820	$6,569

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

Impaired Loans and Leases  Effective January 1, 2019, in conjunction with the adoption of ASU No. 2016-02, Leases (Topic 842) and related ASUs, TCF considers impaired loans and leases to include non-accrual commercial loans, non-accrual leasing and equipment finance loans and leases and non-accrual inventory finance loans, as well as all TDR loans. Previously, TCF did not include impaired leases within the following tables. For purposes of this disclosure, PCI loans have been excluded. Non-accrual impaired loans and leases, including non-accrual TDR loans, are included in non-accrual loans and leases within the previous tables. Accruing TDR loans have been disclosed by delinquency status within the previous tables of accruing and non-accrual loans and leases. In the following table, the balance of impaired loans and leases represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition, whereas the unpaid contractual balance represents the balances legally owed by the borrowers.

Information on impaired loans and leases at March 31, 2019 and information on impaired loans at December 31, 2018 was as follows:

	At March 31, 2019			At December 31, 2018
(In thousands)	Unpaid Contractual Balance	Loan and Lease Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans and leases with an allowance recorded:
Consumer real estate:
First mortgage lien	$68,890	$65,360	$14,322	$64,529	$61,744	$16,848
Junior lien	30,213	28,910	3,096	25,861	24,264	5,656
Total consumer real estate	99,103	94,270	17,418	90,390	86,008	22,504
Commercial:
Commercial real estate	4,872	4,416	438	4,905	4,474	1,108
Commercial business	6,754	6,751	1,562	12,317	9,192	3,663
Total commercial	11,626	11,167	2,000	17,222	13,666	4,771
Leasing and equipment finance	28,277	28,277	4,844	15,763	15,763	1,856
Inventory finance	294	295	123	7,364	7,371	835
Auto finance	1,104	867	155	917	646	81
Other	1	1	—	2	1	—
Total impaired loans and leases with an allowance recorded	140,405	134,877	24,540	131,658	123,455	30,047
Impaired loans and leases without an allowance recorded:
Consumer real estate:
First mortgage lien	21,298	18,872	—	11,829	9,586	—
Junior lien	12,672	2,011	—	10,427	1,337	—
Total consumer real estate	33,970	20,883	—	22,256	10,923	—
Commercial:
Commercial real estate	20,783	20,685	—	4,275	4,208	—
Commercial business	1,189	181	—	1,328	1,325	—
Total commercial	21,972	20,866	—	5,603	5,533	—
Inventory finance	672	674	—	911	912	—
Auto finance	17,859	12,751	—	15,071	10,770	—
Other	395	—	—	329	—	—
Total impaired loans and leases without an allowance recorded	74,868	55,174	—	44,170	28,138	—
Total impaired loans and leases	$215,273	$190,051	$24,540	$175,828	$151,593	$30,047

The average balance of impaired loans and leases and interest income recognized on impaired loans and leases for the first quarter of 2019 and the average loan balance of impaired loans and interest income recognized on impaired loans for the first quarter of 2018 were as follows:

	Quarter Ended March 31,
	2019		2018
(In thousands)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans and leases with an allowance recorded:
Consumer real estate:
First mortgage lien	$63,552	$476	$80,245	$654
Junior lien	26,587	236	29,372	305
Total consumer real estate	90,139	712	109,617	959
Commercial:
Commercial real estate	4,445	17	6,631	—
Commercial business	7,972	—	7,552	86
Total commercial	12,417	17	14,183	86
Leasing and equipment finance	22,020	44	16,826	6
Inventory finance	3,833	6	1,243	23
Auto finance	756	—	873	—
Other	1	—	4	—
Total impaired loans and leases with an allowance recorded	129,166	779	142,746	1,074
Impaired loans and leases without an allowance recorded:
Consumer real estate:
First mortgage lien	14,229	307	10,421	183
Junior lien	1,674	51	1,572	55
Total consumer real estate	15,903	358	11,993	238
Commercial:
Commercial real estate	12,447	272	4,457	58
Commercial business	752	—	—	—
Total commercial	13,199	272	4,457	58
Inventory finance	793	55	2,625	57
Auto finance	11,761	91	7,957	69
Total impaired loans and leases without an allowance recorded	41,656	776	27,032	422
Total impaired loans and leases	$170,822	$1,555	$169,778	$1,496

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
Other real estate owned	$18,361	$17,403
Repossessed and returned assets	15,645	14,574
Consumer real estate loans in process of foreclosure	15,594	15,540

Other real estate owned and repossessed and returned assets were written down $1.8 million and $1.2 million during the first quarter of 2019 and 2018, respectively.

Note 8. Operating Lease Right-of-Use Assets and Liabilities

Operating lease right-of-use assets, included in other assets, were $86.2 million at March 31, 2019.

Operating lease liabilities, included in accrued expenses and other liabilities, were $106.5 million at March 31, 2019. Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2019 were as follows:

(In thousands)
2019	$21,854
2020	24,765
2021	16,432
2022	12,156
2023	10,505
Thereafter	31,648
Total undiscounted future minimum operating lease payments	117,360
Discount	(10,833)
Total operating lease liabilities	$106,527

The weighted-average discount rate and remaining lease term for operating leases were as follows:

At March 31, 2019
Weighted-average discount rate	2.86%
Weighted-average remaining lease term (years)	6.3

The components of total lease cost for operating leases, included in occupancy and equipment non-interest expense, were as follows:

Quarter Ended
(In thousands)	March 31, 2019
Lease expense	$8,899
Short-term and variable lease cost	45
Sublease income	(407)
Total lease cost for operating leases	$8,537

Note 9.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $269.1 million at March 31, 2019, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement
(Dollars in thousands)	2019	2018	2019	2018
Regulatory Capital:
Common equity Tier 1 capital	$2,266,244	$2,224,183	$2,347,092	$2,282,013
Tier 1 capital	2,459,132	2,408,393	2,376,544	2,300,472
Total capital	2,792,419	2,750,581	2,742,456	2,675,347

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.79%	10.82%	11.18%	11.10%	6.50%	7.00%
Tier 1 risk-based capital ratio	11.71	11.72	11.32	11.19	8.00	8.50
Total risk-based capital ratio	13.30	13.38	13.06	13.01	10.00	10.50
Tier 1 leverage ratio	10.26	10.44	9.92	9.97	5.00	4.00

Note 10.  Stock Compensation

TCF's restricted stock award transactions under the TCF Financial 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program were as follows:

	Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	2,289,446	$16.70
Granted	142,085	21.18
Forfeited/canceled	(120,003)	17.60
Vested	(314,802)	19.28
Outstanding at March 31, 2019	1,996,726	16.56

At March 31, 2019, there were 114,049 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Unrecognized stock compensation expense for restricted stock awards was $17.6 million with a weighted-average remaining amortization period of 1.5 years at March 31, 2019.

At March 31, 2019, there were 331,155 performance-based restricted stock units granted and outstanding under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the actual restricted stock units that will vest will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. The remaining weighted-average performance period of the restricted stock units was 2.1 years at March 31, 2019.

Compensation expense for restricted stock awards and restricted stock units was $1.5 million and $5.9 million for the first quarter of 2019 and 2018, respectively.

Note 11.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in other non-interest expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and the Postretirement Plan were as follows:

	Pension Plan
	Quarter Ended March 31,
(In thousands)	2019	2018
Interest cost	$264	$246
Return on plan assets	(137)	(132)
Net periodic benefit plan (income) cost	$127	$114

	Postretirement Plan
	Quarter Ended March 31,
(In thousands)	2019	2018
Interest cost	$30	$28
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$18	$16

TCF made no cash contributions to the Pension Plan during the first quarter of 2019 and 2018. TCF contributed $0.1 million to the Postretirement Plan during the first quarter of 2019 and 2018.

Note 12.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At March 31, 2019
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$—	$333
Forward foreign exchange contracts	163,828	—	815
Total derivatives designated as hedging instruments		—	1,148
Derivatives not designated as hedging instruments:
Interest rate contracts	1,269,616	15,480	1,091
Forward foreign exchange contracts	241,060	286	513
Interest rate lock commitments	51,407	1,130	13
Other contracts	13,020	—	510
Total derivatives not designated as hedging instruments		16,896	2,127
Total derivatives before netting		16,896	3,275
Netting(1)		(655)	(1,093)
Total derivatives, net		$16,241	$2,182

	At December 31, 2018
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$393	$—
Forward foreign exchange contracts	157,271	2,980	—
Total derivatives designated as hedging instruments		3,373	—
Derivatives not designated as hedging instruments:
Interest rate contracts	1,095,449	7,516	3,732
Forward foreign exchange contracts	254,274	3,709	13
Interest rate lock commitments	28,007	652	28
Other contracts	13,020	—	583
Total derivatives not designated as hedging instruments		11,877	4,356
Total derivatives before netting		15,250	4,356
Netting(1)		(6,982)	(991)
Total derivatives, net		$8,268	$3,365

(1)	Includes balance sheet netting of derivative asset and derivative liability balances, related cash collateral and portfolio level counterparty valuation adjustments.

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

	At March 31, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$15,480	$(369)	$15,111
Forward foreign exchange contracts	286	(286)	—
Interest rate lock commitments	1,130	—	1,130
Total derivative assets	$16,896	$(655)	$16,241
Derivative liabilities:
Interest rate contracts	$1,424	$(340)	$1,084
Forward foreign exchange contracts	1,328	(243)	1,085
Interest rate lock commitments	13	—	13
Other contracts	510	(510)	—
Total derivative liabilities	$3,275	$(1,093)	$2,182

	At December 31, 2018
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$7,909	$(395)	$7,514
Forward foreign exchange contracts	6,689	(6,587)	102
Interest rate lock commitments	652	—	652
Total derivative assets	$15,250	$(6,982)	$8,268
Derivative liabilities:
Interest rate contracts	$3,732	$(395)	$3,337
Forward foreign exchange contracts	13	(13)	—
Interest rate lock commitments	28	—	28
Other contracts	583	(583)	—
Total derivative liabilities	$4,356	$(991)	$3,365

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest Rate Contract TCF Bank entered into an interest rate swap agreement which was designated as a fair value hedge of its contemporaneously issued subordinated debt. The interest rate swap agreement effectively converts the fixed interest rate to a floating rate based on the three-month LIBOR plus a fixed number of basis points on the $150.0 million notional amount. The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At March 31, 2019	At December 31, 2018	At March 31, 2019	At December 31, 2018
Subordinated bank note - 2025	$146,960	$144,296	$(1,555)	$(4,165)

The gain (loss) related to the fair value hedge and the line within the Consolidated Statements of Income where the gain (loss) was recorded were as follows:

	Quarter Ended March 31,
(In thousands)	2019	2018
Gain (loss) of fair value hedge:
Hedged item	$(2,610)	$3,806
Derivative designated as a hedging instrument	2,562	(3,858)
Income statement line where the gain (loss) on the fair value hedge was recorded:
Interest expense - borrowings	$14,858	$9,553

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

	Quarter Ended March 31,
(In thousands)	2019	2018
Forward foreign exchange contracts	$(3,050)	$2,137

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Quarter Ended March 31,
(In thousands)	Location of Gain (Loss)	2019	2018
Interest rate contracts	Other non-interest income	$(808)	$99
Forward foreign exchange contracts	Other non-interest expense	(4,779)	8,944
Interest rate lock commitments	Gains on sales of loans, net	493	624
Net gain (loss) recognized		$(5,094)	$9,667

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

At March 31, 2019 and December 31, 2018, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $30.0 million and $25.7 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.6 million and $0.5 million in additional collateral at March 31, 2019 and December 31, 2018, respectively. There were $66 thousand of forward foreign exchange contracts containing credit risk-related features in a liability position at March 31, 2019 and none at December 31, 2018.

At March 31, 2019, TCF had posted $11.1 million and $1.3 million of cash collateral related to its interest rate contracts and other contracts, respectively, and received $2.4 million of cash collateral related to its forward foreign exchange contracts.

Note 13.  Fair Value Disclosures

TCF uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Debt securities available for sale, certain loans held for sale, interest-only strips, interest rate contracts, forward foreign exchange contracts, interest rate lock commitments, other contracts, forward loan sales commitments, and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time we may be required to record at fair value other assets on a non-recurring basis, such as certain debt securities held to maturity, loans and leases, goodwill, other intangible assets, other real estate owned, repossessed and returned assets or the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Loans and Leases Loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. Effective January 1, 2019, in conjunction with the adoption of ASU No. 2016-02, Leases (Topic 842) and the related ASUs, such loans and leases include non-accrual impaired loans and leases as well as certain delinquent non-accrual consumer real estate and auto finance loans. Previously, TCF did not include non-accrual impaired leases. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	At March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements through net income:
Assets:
Loans held for sale	$—	$—	$9,863	$9,863
Interest rate contracts(1)	—	15,480	—	15,480
Forward foreign exchange contracts(1)	—	286	—	286
Interest rate lock commitments(1)	—	—	1,130	1,130
Forward loan sales commitments	—	—	109	109
Assets held in trust for deferred compensation plans	36,188	—	—	36,188
Total assets	$36,188	$15,766	$11,102	$63,056
Liabilities:
Interest rate contracts(1)	$—	$1,424	$—	$1,424
Forward foreign exchange contracts(1)	—	513	—	513
Interest rate lock commitments(1)	—	—	13	13
Other contracts(1)	—	—	510	510
Forward loan sales commitments	—	—	227	227
Liabilities held in trust for deferred compensation plans	36,188	—	—	36,188
Total liabilities	$36,188	$1,937	$750	$38,875
Recurring fair value measurements through other comprehensive income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$2,584,511	$—	$2,584,511
Other	—	—	4	4
Obligations of states and political subdivisions	—	360,827	—	360,827
Interest-only strips	—	—	16,163	16,163
Total assets	$—	$2,945,338	$16,167	$2,961,505
Liabilities:
Forward foreign exchange contracts(1)	$—	$815	$—	$815
Total liabilities	$—	$815	$—	$815
Non-recurring fair value measurements:
Loans and leases	$—	$—	$69,691	$69,691
Other real estate owned	—	—	11,570	11,570
Repossessed and returned assets	—	6,496	4,536	11,032
Total non-recurring fair value measurements	$—	$6,496	$85,797	$92,293

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfers occurred. TCF had no transfers during the first quarter of 2019 and 2018.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Other Contracts	Forward Loan Sales Commitments
At or For the Quarter Ended March 31, 2019:
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	—	(166)	712	493	—	(92)
Other comprehensive income (loss)	—	—	286	—	—	—
Sales	—	(73,438)	—	—	—	—
Originations	—	65,400	844	—	—	—
Principal paydowns / settlements	—	(3)	(2,514)	—	73	—
Asset (liability) balance, end of period	$4	$9,863	$16,163	$1,117	$(510)	$(118)
At or For the Quarter Ended March 31, 2018:
Asset (liability) balance, beginning of period	$6	$3,356	$21,386	$223	$(615)	$63
Total net gains (losses) included in:
Net income	—	97	331	335	—	81
Other comprehensive income (loss)	—	—	777	—	—	—
Sales	—	(59,747)	—	—	—	—
Originations	—	65,355	3,299	—	—	—
Principal paydowns / settlements	(1)	(3)	(3,942)	—	77	—
Asset (liability) balance, end of period	$5	$9,058	$21,851	$558	$(538)	$144

Fair Value Option

TCF Home Loans, a division of TCF Bank, originates first mortgage lien loans in its primary banking markets and sells the loans through correspondent relationships. TCF elected the fair value option for these loans. This election facilitates the offsetting of changes in fair value of the loans held for sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held for sale was as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
Fair value carrying amount	$9,863	$18,070
Aggregate unpaid principal amount	9,520	17,517
Fair value carrying amount less aggregate unpaid principal	$343	$553

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at March 31, 2019 and December 31, 2018. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $2.2 million and $1.6 million for the first quarter of 2019 and 2018, respectively, and are included in net gains on sales of loans. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2019 and December 31, 2018 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis, were as follows. This information represents only a portion of TCF's Consolidated Statements of Financial Condition and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	At March 31, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$103,644	$—	$103,644	$—	$103,644
Debt securities held to maturity	148,024	—	147,610	3,621	151,231
Loans held for sale	53,905	—	—	55,919	55,919
Loans:
Consumer real estate	5,353,557	—	—	5,434,461	5,434,461
Commercial real estate	2,965,642	—	—	2,920,368	2,920,368
Commercial business	918,464	—	—	885,178	885,178
Equipment finance	2,122,965	—	—	2,093,552	2,093,552
Inventory finance	3,749,146	—	—	3,731,535	3,731,535
Auto finance	1,704,614	—	—	1,668,084	1,668,084
Other	17,943	—	—	15,826	15,826
Allowance for loan losses(1)	(147,972)	—	—	—	—
Securitization receivable(2)	19,496	—	—	19,134	19,134
Total financial instrument assets	$17,009,428	$—	$251,254	$16,827,678	$17,078,932
Financial instrument liabilities:
Deposits	$19,024,111	$14,532,113	$4,525,854	$—	$19,057,967
Long-term borrowings	1,411,426	—	1,418,024	—	1,418,024
Total financial instrument liabilities	$20,435,537	$14,532,113	$5,943,878	$—	$20,475,991
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,525	$—	$18,525	$—	$18,525
Standby letters of credit	(61)	—	(61)	—	(61)
Total financial instruments with off-balance sheet risk	$18,464	$—	$18,464	$—	$18,464

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	At December 31, 2018
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$91,654	$—	$91,654	$—	$91,654
Debt securities held to maturity	148,852	—	146,467	2,800	149,267
Loans held for sale	72,594	—	—	74,078	74,078
Loans:
Consumer real estate	5,410,340	—	—	5,461,209	5,461,209
Commercial real estate	2,908,147	—	—	2,872,829	2,872,829
Commercial business	943,156	—	—	890,828	890,828
Equipment finance	2,169,577	—	—	2,131,147	2,131,147
Inventory finance	3,107,356	—	—	3,091,593	3,091,593
Auto finance	1,982,277	—	—	1,935,017	1,935,017
Other	21,295	—	—	16,928	16,928
Allowance for loan losses(1)	(157,446)	—	—	—	—
Securitization receivable(2)	19,432	—	—	19,025	19,025
Total financial instrument assets	$16,717,234	$—	$238,121	$16,495,454	$16,733,575
Financial instrument liabilities:
Deposits	$18,903,686	$14,113,006	$4,820,442	$—	$18,933,448
Long-term borrowings	1,449,472	—	1,451,550	—	1,451,550
Total financial instrument liabilities	$20,353,158	$14,113,006	$6,271,992	$—	$20,384,998
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,555	$—	$18,555	$—	$18,555
Standby letters of credit	(77)	—	(77)	—	(77)
Total financial instruments with off-balance sheet risk	$18,478	$—	$18,478	$—	$18,478

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 14.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Quarter Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Basic earnings per common share:
Net income attributable to TCF Financial Corporation	$70,494	$73,761
Preferred stock dividends	2,493	4,106
Impact of preferred stock redemption(1)	—	3,481
Net income available to common stockholders	68,001	66,174
Less: Earnings allocated to participating securities	13	9
Earnings allocated to common stock	$67,988	$66,165

Weighted-average common shares outstanding used in basic earnings per common share calculation	161,865,270	168,507,448
Basic earnings per common share	$0.42	$0.39

Diluted earnings per common share:
Earnings allocated to common stock	$67,988	$66,165

Weighted-average common shares outstanding used in basic earnings per common share calculation	161,865,270	168,507,448
Net dilutive effect of:
Non-participating restricted stock	562,553	721,353
Stock options	—	8,278
Warrants	—	760,067
Weighted-average common shares outstanding used in diluted earnings per common share calculation	162,427,823	169,997,146
Diluted earnings per common share	$0.42	$0.39

(1)	Represents the amount of deferred stock issuance costs originally recorded in preferred stock that were reclassified to retained earnings.

For the first quarter of 2019 and 2018, there were 728,455 and 591,695, respectively, outstanding shares related to non-participating restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Note 15. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended March 31,
(In thousands)	2019	2018
Advertising and marketing	$6,855	$7,297
Professional fees	5,528	5,321
Outside processing	5,474	5,236
Card processing and issuance costs	4,508	4,457
FDIC insurance	2,918	4,070
Other	31,154	33,055
Total other non-interest expense	$56,437	$59,436

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

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

	At or For the Quarter Ended March 31, 2019
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$105,759	$174,845	$(1,010)	$279,594
Debt securities available for sale	—	—	18,815	18,815
Debt securities held to maturity	—	22	513	535
Loans held for sale and other	1,669	142	2,490	4,301
Funds transfer pricing - credits	113,733	10,952	(124,685)	—
Total interest income	221,161	185,961	(103,877)	303,245
Interest expense:
Deposits	26,607	4,143	6,730	37,480
Borrowings	7,933	26,236	(19,311)	14,858
Funds transfer pricing - charges	48,614	59,724	(108,338)	—
Total interest expense	83,154	90,103	(120,919)	52,338
Net interest income (expense)	138,007	95,858	17,042	250,907
Provision for credit losses	7,294	2,828	—	10,122
Net interest income (expense) after provision for credit losses	130,713	93,030	17,042	240,785
Non-interest income:
Leasing and equipment finance	—	41,139	—	41,139
Fees and service charges	27,794	3,530	—	31,324
Card revenue	14,226	17	—	14,243
ATM revenue	4,439	1	—	4,440
Gains on sales of loans, net	7,972	—	—	7,972
Servicing fee income	4,824	286	—	5,110
Gains (losses) on debt securities, net	—	4	447	451
Other	2,593	(301)	55	2,347
Total non-interest income	61,848	44,676	502	107,026
Non-interest expense:
Compensation and employee benefits	51,778	27,690	42,089	121,557
Occupancy and equipment	26,418	4,927	10,392	41,737
Lease financing equipment depreciation	—	19,256	—	19,256
Foreclosed real estate and repossessed assets, net	3,744	886	—	4,630
Merger-related expenses	—	—	9,458	9,458
Other	73,845	31,390	(48,798)	56,437
Total non-interest expense	155,785	84,149	13,141	253,075
Income (loss) before income tax expense (benefit)	36,776	53,557	4,403	94,736
Income tax expense (benefit)	8,562	11,938	787	21,287
Income (loss) after income tax expense (benefit)	28,214	41,619	3,616	73,449
Income attributable to non-controlling interest	—	2,955	—	2,955
Preferred stock dividends	—	—	2,493	2,493
Net income (loss) available to common stockholders	$28,214	$38,664	$1,123	$68,001
Revenues from external customers:
Interest income	$107,428	$173,999	$21,818	$303,245
Non-interest income	61,848	44,676	502	107,026
Total	$169,276	$218,675	$22,320	$410,271

Total assets	$7,896,858	$12,875,586	$3,646,271	$24,418,715

	At or For the Quarter Ended March 31, 2018
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$109,760	$151,525	$(910)	$260,375
Debt securities available for sale	—	—	10,123	10,123
Debt securities held to maturity	—	23	996	1,019
Loans held for sale and other	2,057	21	1,667	3,745
Funds transfer pricing - credits	96,582	7,748	(104,330)	—
Total interest income	208,399	159,317	(92,454)	275,262
Interest expense:
Deposits	17,855	1,434	3,221	22,510
Borrowings	12,407	17,398	(20,252)	9,553
Funds transfer pricing - charges	38,229	44,885	(83,114)	—
Total interest expense	68,491	63,717	(100,145)	32,063
Net interest income (expense)	139,908	95,600	7,691	243,199
Provision for credit losses	8,889	2,479	—	11,368
Net interest income (expense) after provision for credit losses	131,019	93,121	7,691	231,831
Non-interest income:
Leasing and equipment finance	—	41,847	—	41,847
Fees and service charges	28,597	2,154	—	30,751
Card revenue	13,750	9	—	13,759
ATM revenue	4,649	1	—	4,650
Gains on sales of loans, net	9,123	—	—	9,123
Servicing fee income	7,926	369	—	8,295
Gains (losses) on debt securities, net	—	63	—	63
Other	3,065	607	44	3,716
Total non-interest income	67,110	45,050	44	112,204
Non-interest expense:
Compensation and employee benefits	55,230	24,288	44,322	123,840
Occupancy and equipment	25,868	4,907	9,739	40,514
Lease financing equipment depreciation	—	17,274	—	17,274
Foreclosed real estate and repossessed assets, net	4,259	650	7	4,916
Other	76,109	29,253	(45,926)	59,436
Total non-interest expense	161,466	76,372	8,142	245,980
Income (loss) before income tax expense (benefit)	36,663	61,799	(407)	98,055
Income tax expense (benefit)	8,823	13,877	(1,069)	21,631
Income (loss) after income tax expense (benefit)	27,840	47,922	662	76,424
Income attributable to non-controlling interest	—	2,663	—	2,663
Preferred stock dividends	—	—	4,106	4,106
Impact of preferred stock redemption	—	—	3,481	3,481
Net income (loss) available to common stockholders	$27,840	$45,259	$(6,925)	$66,174
Revenues from external customers:
Interest income	$111,817	$150,659	$12,786	$275,262
Non-interest income	67,110	45,050	44	112,204
Total	$178,927	$195,709	$12,830	$387,466

Total assets	$8,325,213	$12,293,798	$2,766,041	$23,385,052

Note 17.  Litigation Contingencies

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings, including the lawsuits discussed below related to the proposed merger with Chemical, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On March 29, 2019, purported stockholders of TCF filed two putative class action lawsuits and one individual lawsuit in the United States District Court for the District of Delaware against TCF and members of the TCF Board: Wang v. TCF Financial Corporation et al., 1:19-cv-00661 (filed on April 9, 2019), Parshall v. TCF Financial Corporation et al., 1:19-cv-00663 (filed on April 10, 2019), and White v. TCF Financial Corporation et al., 1:19-cv-00683 (filed on April 12, 2019). The lawsuits contain similar allegations contending, among other things, that the registration statement on Form S-4 related to the proposed merger misstates or fails to disclose certain allegedly material information in violation of federal securities laws. These lawsuits generally seek, among other things, an award of costs and attorneys’ fees, to enjoin the stockholder vote with respect to the merger and/or the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. Additionally, a purported shareholder of TCF filed an individual lawsuit in the United States District Court for the Southern District of New York against TCF and members of the TCF Board: Harrelson v. TCF Financial Corporation et al., 1:19-cv-03183 (filed on April 10, 2019). The lawsuit contains similar allegations to the complaints filed in the District of Delaware. Like the lawsuits filed in the District of Delaware, this lawsuit seeks, among other things, an award of costs and attorneys’ fees, to enjoin the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. Finally, a purported shareholder of TCF filed a putative class action lawsuit in Minnesota’s Fourth Judicial District Court, Hennepin County against TCF and members of the TCF Board: Nelson v. TCF Financial Corporation et al., 27-cv-19-6519 (filed on April 24, 2019). The lawsuit contends, among other things, that the TCF Board breached their fiduciary duty by filing a registration statement on Form S-4 that misstates or fails to disclose certain allegedly material information in violation of federal securities laws. As with the earlier federal lawsuits this lawsuit seeks, among other things, an award of costs and attorneys’ fees, to enjoin the shareholder vote with respect to the merger and/or the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. The defendants have not yet answered or otherwise responded to the complaints. TCF and the TCF board of directors believe these lawsuits are without merit and intend to defend against them vigorously.

Note 18.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Quarter Ended March 31,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$48,628	$(11,836)	$36,792	$(37,892)	$9,538	$(28,354)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	1,370	(333)	1,037	276	(69)	207
Gains (losses) on debt securities, net	(447)	109	(338)	—	—	—
Other non-interest expense	(162)	39	(123)	437	(109)	328
Amounts reclassified from accumulated other comprehensive income (loss)	761	(185)	576	713	(178)	535
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	49,389	(12,021)	37,368	(37,179)	9,360	(27,819)
Net unrealized gains (losses) on net investment hedges	(3,050)	742	(2,308)	2,137	(533)	1,604
Foreign currency translation adjustment(1)	3,567	—	3,567	(2,110)	—	(2,110)
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(12)	4	(8)	(12)	3	(9)
Total other comprehensive income (loss)	$49,894	$(11,275)	$38,619	$(37,164)	$8,830	$(28,334)

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended March 31, 2019:
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	36,792	(2,308)	3,567	—	38,051
Amounts reclassified from accumulated other comprehensive income (loss)	576	—	—	(8)	568
Net other comprehensive income (loss)	37,368	(2,308)	3,567	(8)	38,619
Balance, end of period	$9,346	$12,678	$(16,644)	$101	$5,481
At or For the Quarter Ended March 31, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(28,354)	1,604	(2,110)	—	(28,860)
Amounts reclassified from accumulated other comprehensive income (loss)	535	—	—	(9)	526
Net other comprehensive income (loss)	(27,819)	1,604	(2,110)	(9)	(28,334)
Balance, end of period	$(44,172)	$6,140	$(8,953)	$134	$(46,851)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At March 31, 2019, TCF Bank operated 312 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the specific needs of the largest consumer segments in the market. The Company focuses on attracting and retaining customers through an exceptional customer experience driven by convenience through multiple points of contact, including digital banking, phone banking, a branch presence with select locations open at least six days a week and with extended hours, and access to automated teller machine ("ATM") networks. TCF's philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low interest cost deposits. TCF's growth strategies include organic growth in existing businesses, development of new products and services, new customer acquisition and acquisitions of portfolios or businesses. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives. Funded primarily through retail deposit generation, TCF continues to focus on profitable asset growth.

Net interest income, the difference between interest income earned on loans and leases, debt securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 70.1% of TCF's total revenue for the first quarter of 2019, compared with 68.4% for the same period in 2018. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Non-interest income is a significant source of revenue for TCF and an important component of TCF's results of operations. The significant components of non-interest income are from leasing and equipment finance, and fees and service charges. The leasing and equipment finance business generates non-interest income primarily from operating and sales-type leases. Providing a wide range of consumer banking services is an integral component of TCF's business philosophy. Primary drivers of fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. As an effort to diversify TCF's non-interest income sources and manage credit concentration risk, TCF sells loans, primarily secured by consumer real estate, which results in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include TCF's ability to originate loans, identify loan buyers and execute loan sales.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the first quarter of 2019 and 2018 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Proposed Merger with Chemical Financial Corporation On January 27, 2019, TCF entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chemical Financial Corporation ("Chemical"), a bank holding company headquartered in Detroit, Michigan, with $21.8 billion in assets at March 31, 2019. The merger is expected to close in the late third or early fourth quarter of 2019, subject to satisfaction of customary closing conditions, including regulatory approvals and approval by the shareholders of TCF and Chemical. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, each outstanding share of TCF common stock will be converted into the right to receive, without interest, 0.5081 shares of Chemical common stock. Also, at the effective time of the merger, each outstanding share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF will be converted into the right to receive, without interest, one share of a newly created series of preferred stock of Chemical with equivalent rights and preferences (the "New Chemical Preferred Stock"). The shares of Chemical common stock and the New Chemical Preferred Stock to be issued in the merger will be listed on the Nasdaq. Following the completion of the merger, TCF and Chemical shareholders will own approximately 54% and 46% of the combined company, respectively, on a fully diluted basis.

Results of Operations

Performance Summary TCF reported net income of $70.5 million for the first quarter of 2019, compared with $73.8 million for the same period in 2018. TCF reported diluted earnings per common share of 42 cents for the first quarter of 2019, compared with 39 cents for the same period in 2018. Diluted earnings per common share for the first quarter of 2019 was impacted by merger-related expenses of 4 cents per common share related to the proposed merger with Chemical. Diluted earnings per common share for the first quarter of 2018 was impacted by a one-time reduction in net income available to common stockholders in the amount of 2 cents per common share related to the redemption of the 6.45% Series B non-cumulative perpetual preferred stock.

Return on average assets on a fully tax-equivalent basis was 1.22% for the first quarter of 2019, compared with 1.33% for the same period in 2018. Total average assets were $24.1 billion for the first quarter of 2019, compared with $23.1 billion for the same period in 2018. Return on average common equity ("ROACE") was 11.40% for the first quarter of 2019, compared with 11.23% for the same period in 2018. Return on average tangible common equity ("ROATCE") was 12.42% for the first quarter of 2019, compared with 12.26% for the same period in 2018. Adjusted ROATCE, which excludes merger-related expenses, was 13.72% for the first quarter of 2019. There were no adjustments to ROATCE for the first quarter of 2018. See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $250.9 million for the first quarter of 2019, compared with $243.2 million for the same period in 2018. Net interest income represented 70.1% of TCF's total revenue for the first quarter of 2019, compared with 68.4% for the same period in 2018. The increase in net interest income was primarily due to increased average yields and higher average balances in the variable- and adjustable-rate loan portfolios, higher average balances of fixed-rate consumer real estate loans and debt securities available for sale, partially offset by increased cost of funds and lower average balances of auto finance loans.

Net interest income on a fully tax-equivalent basis divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases. Net interest margin was 4.56% for the first quarter of 2019, compared with 4.59% for the same period in 2018. The decrease in net interest margin was primarily due to higher average rates on deposits, partially offset by higher average yields on the variable- and adjustable-rate loan portfolios. The decrease was also driven by the reinvestment of the auto finance portfolio run-off into available for sale mortgage-backed debt securities and fixed-rate consumer real estate loans.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$366,691	$3,481	3.82%	$332,319	$2,776	3.38%
Debt securities held to maturity	147,556	535	1.45	159,139	1,019	2.56
Debt securities available for sale:
Taxable	2,121,196	16,131	3.04	981,843	5,813	2.37
Tax-exempt(3)	516,995	3,397	2.63	821,642	5,456	2.66
Loans and leases held for sale	55,204	820	6.01	63,095	969	6.22
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,352,758	29,887	5.12	1,786,636	24,613	5.58
Variable- and adjustable-rate	3,041,252	51,687	6.89	3,012,036	45,881	6.18
Total consumer real estate	5,394,010	81,574	6.12	4,798,672	70,494	5.96
Commercial:
Fixed-rate	817,250	9,064	4.50	931,275	10,597	4.61
Variable- and adjustable-rate	3,012,206	43,532	5.86	2,669,745	33,160	5.04
Total commercial	3,829,456	52,596	5.57	3,601,020	43,757	4.93
Leasing and equipment finance	4,655,705	59,221	5.09	4,690,868	56,407	4.81
Inventory finance	3,454,283	62,865	7.38	3,128,290	51,195	6.64
Auto finance	1,841,130	24,215	5.33	3,020,187	39,285	5.28
Other	11,682	133	4.61	14,446	147	4.16
Total loans and leases	19,186,266	280,604	5.91	19,253,483	261,285	5.49
Total interest-earning assets	22,393,908	304,968	5.50	21,611,521	277,318	5.19
Other assets	1,713,033			1,453,742
Total assets	$24,106,941			$23,065,263
Liabilities and Equity:
Non-interest bearing deposits	$3,919,746			$3,745,745
Interest-bearing deposits:
Checking	2,457,767	387	0.06	2,461,548	113	0.02
Savings	6,253,992	10,670	0.69	5,395,669	3,165	0.24
Money market	1,490,631	4,453	1.21	1,698,064	2,409	0.58
Certificates of deposit	4,622,120	21,970	1.93	4,998,133	16,823	1.36
Total interest-bearing deposits	14,824,510	37,480	1.02	14,553,414	22,510	0.63
Total deposits	18,744,256	37,480	0.81	18,299,159	22,510	0.50
Borrowings:
Short-term borrowings	293,499	1,957	2.67	3,952	19	1.99
Long-term borrowings	1,500,832	12,901	3.44	1,423,075	9,534	2.70
Total borrowings	1,794,331	14,858	3.31	1,427,027	9,553	2.70
Total interest-bearing liabilities	16,618,841	52,338	1.27	15,980,441	32,063	0.81
Total deposits and borrowings	20,538,587	52,338	1.03	19,726,186	32,063	0.66
Accrued expenses and other liabilities	989,104			758,157
Total liabilities	21,527,691			20,484,343
Total TCF Financial Corporation stockholders' equity	2,554,729			2,557,729
Non-controlling interest in subsidiaries	24,521			23,191
Total equity	2,579,250			2,580,920
Total liabilities and equity	$24,106,941			$23,065,263
Net interest income and margin		$252,630	4.56		$245,255	4.59

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)	The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

Provision for Credit Losses  The provision for credit losses was $10.1 million for the first quarter of 2019, compared with $11.4 million for the same period in 2018. The decrease was primarily due to a decrease in the provision for credit losses attributable to the commercial portfolio, partially offset by an increase in the provision for credit losses attributable to the inventory finance portfolio. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based on historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  The components of non-interest income were as follows:

	Quarter Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	% / bps
Leasing and equipment finance	$41,139	$41,847	$(708)	(1.7)%
Fees and service charges	31,324	30,751	573	1.9
Card revenue	14,243	13,759	484	3.5
ATM revenue	4,440	4,650	(210)	(4.5)
Gains on sales of loans, net	7,972	9,123	(1,151)	(12.6)
Servicing fee income	5,110	8,295	(3,185)	(38.4)
Gains (losses) on debt securities, net	451	63	388	N.M.
Other	2,347	3,716	(1,369)	(36.8)
Total non-interest income	$107,026	$112,204	$(5,178)	(4.6)
Total non-interest income as a percentage of total revenue	29.9%	31.6%		(170) bps
N.M. Not Meaningful

Gains on sales of loans, net Net gains on sales of loans were $8.0 million for the first quarter of 2019, compared with $9.1 million for the same period in 2018. The decrease was primarily due to lower volume of consumer real estate loans sold. TCF sold $219.1 million of consumer real estate loans during the first quarter of 2019, compared with $266.3 million during the same period in 2018.

Servicing Fee Income  Servicing fee income was $5.1 million on $3.4 billion of average loans and leases serviced for others for the first quarter of 2019, compared with $8.3 million on $4.5 billion of average loans and leases serviced for others for the same period in 2018. The decrease was primarily due to continued run-off in the auto finance serviced for others portfolio.

Non-interest Expense  The components of non-interest expense were as follows:

	Quarter Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	% / bps
Compensation and employee benefits	$121,557	$123,840	$(2,283)	(1.8)%
Occupancy and equipment	41,737	40,514	1,223	3.0
Lease financing equipment depreciation	19,256	17,274	1,982	11.5
Foreclosed real estate and repossessed assets, net	4,630	4,916	(286)	(5.8)
Merger-related expenses	9,458	—	9,458	N.M.
Other	56,437	59,436	(2,999)	(5.0)
Total non-interest expense	$253,075	$245,980	$7,095	2.9
Efficiency ratio	70.70%	69.21%		149	bps
Adjusted efficiency ratio(1)	68.06	69.21		(115)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and Employee Benefits Expense Compensation and employee benefits expense was $121.6 million for the first quarter of 2019, compared with $123.8 million for the same period in 2018. The decrease was primarily due to lower incentive compensation and reduced headcount in the auto finance business, partially offset by higher medical claims, salaries and commissions expenses.

Lease Financing Equipment Depreciation Lease financing equipment depreciation was $19.3 million for the first quarter of 2019, compared with $17.3 million for the same period in 2018. The increase was primarily due to higher balances of leased equipment.

Merger-related Expenses Merger-related expenses for the proposed merger with Chemical were $9.5 million for the first quarter of 2019 and consisted primarily of professional fees, legal and severance expenses.

Other Non-interest Expense Other non-interest expense was $56.4 million for the first quarter of 2019, compared with $59.4 million for the same period in 2018. The decrease was primarily due to lower FDIC expense. See Note 15. Other Non-interest Expense of Notes to Consolidated Financial Statements for further information.

Income Taxes  Income tax expense was $21.3 million, or 22.5% of income before income tax expense, for the first quarter of 2019, compared with $21.6 million, or 22.1% of income before income tax expense, for the same period in 2018.

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

Consumer Banking generated net income available to common stockholders of $28.2 million for the first quarter of 2019, compared with $27.8 million for the same period in 2018.

Consumer Banking net interest income was $138.0 million for the first quarter of 2019, compared with $139.9 million for the same period in 2018. Consumer Banking net interest income was 55.0% of the Company's total net interest income for the first quarter of 2019, compared with 57.5% for the same period in 2018. The decrease in net interest income was primarily due to lower average balances of auto finance loans and increased interest expense on deposits, partially offset by higher average balances of fixed-rate consumer real estate loans, higher net funds transfer pricing credits, increased average yields on the variable- and adjustable-rate consumer real estate portfolio and lower interest expense on inter-company borrowings.

Consumer Banking provision for credit losses was $7.3 million for the first quarter of 2019, compared with $8.9 million for the same period in 2018. The decrease in provision for credit losses was primarily due to a decrease in the provision for credit losses attributable to the consumer real estate portfolio. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Consumer Banking non-interest income was $61.8 million for the first quarter of 2019, compared with $67.1 million for the same period in 2018. Consumer Banking non-interest income was 57.8% of the Company's total non-interest income for the first quarter of 2019, compared with 59.8% for the same period in 2018. The decrease in non-interest income was primarily due to decreased servicing fee income due to continued run-off in the auto finance serviced for others portfolio and decreased gains on sales of loans primarily due to lower volume of consumer real estate loans sold. Servicing fee income attributable to the Consumer Banking segment was $4.8 million for the first quarter of 2019, compared with $7.9 million for the same period in 2018. Average Consumer Banking loans serviced for others were $2.9 billion for the first quarter of 2019, compared with $4.1 billion for the same period in 2018.

Consumer Banking non-interest expense was $155.8 million for the first quarter of 2019, compared with $161.5 million for the same period in 2018. The decrease was primarily due to a decrease in compensation and employee benefits expense as a result of reduced headcount in the auto finance business.

Wholesale Banking

Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $38.7 million for the first quarter of 2019, compared with $45.3 million for the same period in 2018.

Wholesale Banking net interest income was $95.9 million for the first quarter of 2019, compared with $95.6 million for the same period in 2018. Wholesale Banking net interest income was 38.2% of the Company's total net interest income for the first quarter of 2019, compared with 39.3% for the same period in 2018. The increase in net interest income was primarily due to increased average yields and higher average balances in the variable- and adjustable-rate wholesale loan portfolios, partially offset by an increase in net funds transfer pricing charges and higher interest expense on inter-company borrowings.

Wholesale Banking provision for credit losses was $2.8 million for the first quarter of 2019, compared with $2.5 million for the same period in 2018. The increase in provision for credit losses was primarily due to increases in the provision for credit losses attributable to the inventory finance and leasing and equipment finance portfolios, partially offset by a decrease in the provision for credit losses attributable to the commercial portfolio. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Wholesale Banking non-interest income was $44.7 million for the first quarter of 2019, compared with $45.1 million for the same period in 2018. Wholesale Banking non-interest income was 41.7% of the Company's total non-interest income for the first quarter of 2019, compared with 40.2% for the same period in 2018.

Wholesale Banking non-interest expense was $84.1 million for the first quarter of 2019, compared with $76.4 million for the same period in 2018. The increase was primarily due to an increase in compensation and employee benefits expense driven by higher salaries and commissions expense, higher allocations of other non-interest expense from the Enterprise Services segment and an increase in lease financing equipment depreciation as a result of higher balances of leased equipment.

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

Enterprise Services generated net income available to common stockholders of $1.1 million for the first quarter of 2019, compared with a net loss available to common stockholders of $6.9 million for the same period in 2018.

Enterprise Services net interest income was $17.0 million for the first quarter of 2019, compared with $7.7 million for the same period in 2018. The increase in net interest income was primarily due to higher average balances and increased average yields in debt securities available for sale and an increase in the net funds transfer pricing credits due to the asset sensitivity of the funds transfer pricing mismatches as a result of rising interest rates, partially offset by an increase in interest expense on deposits.

Enterprise Services non-interest expense was $13.1 million for the first quarter of 2019, compared with $8.1 million for the same period in 2018. The increase was primarily due to merger-related expenses of $9.5 million for the proposed merger with Chemical, partially offset by decreases in compensation and employee benefits and professional fees expenses and higher allocations of other non-interest expense to the Wholesale Banking segment.

Preferred stock dividends were $2.5 million for the first quarter of 2019, compared with $7.6 million for preferred stock dividends and the impact of the preferred stock redemption for the same period in 2018. The decrease was due to the redemption of the 6.45% Series B non-cumulative perpetual preferred stock in the first quarter of 2018.

Consolidated Financial Condition Analysis

Debt Securities Available for Sale and Debt Securities Held to Maturity Total debt securities available for sale were $2.9 billion at March 31, 2019, compared with $2.5 billion at December 31, 2018. TCF's debt securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, and obligations of states and political subdivisions. The increase in debt securities available for sale was primarily due to the reinvestment of lower yielding obligations of states and political subdivisions into higher yielding fixed-rate mortgage-backed debt securities. TCF may, from time to time, sell debt securities available for sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes. TCF sold $205.4 million of obligations of states and political subdivisions during the first quarter of 2019. There were no sales of debt securities available for sale during the first quarter of 2018.

Total debt securities held to maturity were $148.0 million at March 31, 2019, compared with $148.9 million at December 31, 2018. TCF's debt securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost, fair value and fully tax-equivalent yield of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At March 31, 2019			At December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Debt securities available for sale:
Mortgage-backed securities:
Due in 1-5 years	$9,220	$9,127	2.04%	$10,105	$10,033	2.04%
Due in 5-10 years	216,841	217,639	2.53	210,522	208,514	2.54
Due after 10 years	2,340,369	2,357,749	3.16	1,710,073	1,694,647	3.05
Obligations of states and political subdivisions:
Due in 1-5 years	12,000	12,114	2.31	14,359	14,342	2.39
Due in 5-10 years	150,432	152,277	2.53	299,310	295,254	2.51
Due after 10 years	195,686	196,436	2.73	252,635	247,275	2.72
Total debt securities available for sale	$2,924,548	$2,945,342	3.05	$2,497,004	$2,470,065	2.90

Debt securities held to maturity:
Mortgage-backed securities:
Due in 5-10 years	$28	$31	6.50%	$30	$32	6.50%
Due after 10 years	144,375	147,579	2.52	146,022	146,435	2.56
Other securities:
Due in 1-5 years	3,150	3,150	2.82	2,400	2,400	2.92
Due in 5-10 years	400	400	3.00	400	400	3.00
Due after 10 years	71	71	6.00	—	—	—
Total debt securities held to maturity	$148,024	$151,231	2.53	$148,852	$149,267	2.57

See Note 5. Debt Securities Available for Sale and Debt Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's debt securities available for sale and debt securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At March 31, 2019		At December 31, 2018		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$2,480,750	12.8%	$2,444,380	12.8%	$36,370	1.5%
Junior lien	2,872,807	14.8	2,965,960	15.6	(93,153)	(3.1)
Total consumer real estate	5,353,557	27.6	5,410,340	28.4	(56,783)	(1.0)
Commercial:
Commercial real estate	2,965,642	15.3	2,908,147	15.3	57,495	2.0
Commercial business	918,464	4.7	943,156	4.9	(24,692)	(2.6)
Total commercial	3,884,106	20.0	3,851,303	20.2	32,803	0.9
Leasing and equipment finance	4,674,309	24.1	4,699,740	24.6	(25,431)	(0.5)
Inventory finance	3,749,146	19.4	3,107,356	16.3	641,790	20.7
Auto finance	1,704,614	8.8	1,982,277	10.4	(277,663)	(14.0)
Other	17,943	0.1	21,295	0.1	(3,352)	(15.7)
Total loans and leases	$19,383,675	100.0%	$19,072,311	100.0%	$311,364	1.6

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.5 billion of first mortgage lien loans and $2.9 billion of junior lien loans at March 31, 2019, compared with $2.4 billion and $3.0 billion, respectively, at December 31, 2018. Loans are originated for investment and for sale. Consumer real estate originations were $388.6 million for the first quarter of 2019, compared with $432.5 million for the same period in 2018. TCF sold $219.1 million of consumer real estate loans during the first quarter of 2019, compared with $266.3 million during the same period in 2018. At March 31, 2019, 54.7% of the consumer real estate portfolio was in TCF's primary banking markets, compared with 53.7% at December 31, 2018. At March 31, 2019, 55.4% of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate, compared with 56.7% at December 31, 2018. At March 31, 2019, 47.4% of TCF's consumer real estate loans consisted of closed-end loans, compared with 46.2% at December 31, 2018. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 740 at March 31, 2019 and December 31, 2018. As part of TCF's credit risk monitoring, TCF obtains updated FICO® score information quarterly. The average updated FICO® score for the consumer real estate portfolio was 735 at March 31, 2019, compared with 737 at December 31, 2018.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At March 31, 2019, 78.1% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of 0.02% for the first quarter of 2019.

The consumer real estate junior lien portfolio was comprised of $2.7 billion of home equity lines of credit ("HELOCs") and $158.3 million of amortizing consumer real estate junior lien mortgage loans at March 31, 2019, compared with $2.8 billion and $164.8 million, respectively, at December 31, 2018. At March 31, 2019, $2.4 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period, compared with $2.5 billion at December 31, 2018. At March 31, 2019 and December 31, 2018, all of these loans were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2019, $290.0 million of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years, compared with $308.8 million at December 31, 2018. At March 31, 2019, 19.0% of these loans mature prior to 2025. Outstanding balances on consumer real estate lines of credit were 65.0% of total lines of credit at March 31, 2019, compared with 66.1% at December 31, 2018.

Commercial The commercial portfolio consisted of $3.0 billion of commercial real estate loans and $918.5 million of commercial business loans at March 31, 2019, compared with $2.9 billion and $943.2 million, respectively, at December 31, 2018. Total commercial originations were $593.3 million for the first quarter of 2019, compared with $537.5 million for the same period in 2018. At March 31, 2019, 66.7% of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets, compared with 68.6% at December 31, 2018. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at March 31, 2019 and December 31, 2018. At March 31, 2019, 78.5% of the commercial portfolio carried a variable or adjustable interest rate, compared with 78.3% at December 31, 2018.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.6 billion of leases and $2.1 billion of loans at March 31, 2019, compared with $2.5 billion and $2.2 billion, respectively, at December 31, 2018. Leasing and equipment finance originations (including operating lease originations) were $489.4 million for the first quarter of 2019, compared with $432.8 million for the same period in 2018. The uninstalled backlog of approved transactions was $588.7 million at March 31, 2019, compared with $572.4 million at December 31, 2018.

Inventory Finance The inventory finance portfolio consisted of $3.7 billion of loans at March 31, 2019, compared with $3.1 billion at December 31, 2018. The increase was primarily due to a seasonally higher balance in the lawn and garden marketing segment. Inventory finance originations were $2.3 billion for the first quarter of 2019, compared with $2.4 billion for the same period in 2018. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 10,900 active dealers at March 31, 2019, compared with more than 10,800 active dealers at December 31, 2018.

Auto Finance The auto finance portfolio consisted of $1.7 billion of loans at March 31, 2019, compared with $2.0 billion at December 31, 2018. The decrease was due to run-off of the portfolio. The auto finance portfolio consisted of 20.7% new auto loans and 79.3% used auto loans at March 31, 2019 and December 31, 2018.

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

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)
Consumer real estate:
First mortgage lien	$4,888	0.20%	$4,557	0.19%
Junior lien	2,374	0.08	1,213	0.04
Total consumer real estate	7,262	0.14	5,770	0.11
Commercial	—	—	1	—
Leasing and equipment finance	9,342	0.20	10,638	0.23
Inventory finance	67	—	310	0.01
Auto finance	6,526	0.38	11,657	0.59
Other	20	0.11	28	0.14
Subtotal	23,217	0.12	28,404	0.15
Portfolios acquired with deteriorated credit quality	210	6.75	178	4.65
Total	$23,427	0.12	$28,582	0.15

(1)	Excludes non-accrual loans and leases

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At March 31, 2019			At December 31, 2018
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$79,471	$17,391	$96,862	$80,739	$16,192	$96,931
Commercial	7,958	607	8,565	4,174	3,946	8,120
Leasing and equipment finance	8,042	1,931	9,973	8,491	1,754	10,245
Inventory finance	—	205	205	—	453	453
Auto finance	4,585	6,956	11,541	5,054	6,362	11,416
Other	1	—	1	1	—	1
Total	$100,057	$27,090	$127,147	$98,459	$28,707	$127,166
Over 60-day delinquency as a percentage of total accruing TDR loans	0.09%	N.A.	N.A.	0.51%	N.A.	N.A.
N.A. Not Applicable

Total TDR loans were $127.1 million at March 31, 2019, compared with $127.2 million at December 31, 2018. Accruing TDR loans were $100.1 million at March 31, 2019, compared with $98.5 million at December 31, 2018. The increase in accruing TDR loans was primarily due to the transfer of one commercial non-accrual TDR loan to accruing status, partially offset by a decrease in consumer real estate accruing TDR loans driven by payments received outpacing additions. Non-accrual TDR loans were $27.1 million at March 31, 2019, compared with $28.7 million at December 31, 2018. The decrease in non-accrual TDR loans was primarily due to the transfer of one commercial non-accrual TDR loan to accruing status, partially offset by an increase in consumer real estate non-accrual TDR loans.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At March 31, 2019, 82.0% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans for the first quarter of 2019 by modifying the loans to qualified customers instead of foreclosing on the property. At March 31, 2019, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans. TDR loans for the remaining classes of financing receivables were not material at March 31, 2019.

Non-performing Assets  Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Non-accrual loans and leases:
Consumer real estate	$65,518	$58,765
Commercial	7,529	15,025
Leasing and equipment finance	20,235	15,264
Inventory finance	969	8,283
Auto finance	9,033	8,578
Other	1	3
Total non-accrual loans and leases	103,285	105,918
Other real estate owned:
Consumer real estate	12,825	13,519
Commercial real estate	5,536	3,884
Total other real estate owned	18,361	17,403
Total non-performing assets	$121,646	$123,321

Non-accrual loans and leases as a percentage of total loans and leases	0.53%	0.56%

Non-performing assets as a percentage of total loans and leases and other real estate owned	0.63	0.65

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	143.27	148.65

Non-performing assets were $121.6 million at March 31, 2019, compared with $123.3 million at December 31, 2018. The decrease was primarily due to decreases in commercial and inventory finance non-accrual loans, partially offset by increases in consumer real estate and leasing and equipment finance non-accrual loans and leases.

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

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended March 31, 2019
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$58,765	$15,025	$15,264	$8,283	$8,578	$3	$105,918
Additions	16,837	—	12,083	6,495	3,892	33	39,340
Charge-offs	(1,411)	(2,100)	(1,682)	(1,649)	(658)	(35)	(7,535)
Transfers to other assets	(3,809)	—	(2,770)	(2,772)	(700)	—	(10,051)
Return to accrual status	(1,766)	(3,844)	(233)	(2,070)	—	—	(7,913)
Payments received	(2,960)	(3,804)	(2,427)	(7,316)	(2,079)	—	(18,586)
Other, net	(138)	2,252	—	(2)	—	—	2,112
Balance, end of period	$65,518	$7,529	$20,235	$969	$9,033	$1	$103,285

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

Loans and leases by portfolio and regulatory classification were as follows:

	At March 31, 2019
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,275,275	$4,496	$73,786	$—	$5,353,557
Commercial	3,798,140	55,412	30,554	—	3,884,106
Leasing and equipment finance	4,581,104	54,511	38,694	—	4,674,309
Inventory finance	3,540,397	128,129	80,620	—	3,749,146
Auto finance	1,684,538	993	19,083	—	1,704,614
Other	17,922	—	21	—	17,943
Total loans and leases	$18,897,376	$243,541	$242,758	$—	$19,383,675

	At December 31, 2018
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,338,036	$7,353	$64,951	$—	$5,410,340
Commercial	3,753,229	42,315	55,759	—	3,851,303
Leasing and equipment finance	4,621,229	42,236	36,275	—	4,699,740
Inventory finance	2,931,221	111,804	64,331	—	3,107,356
Auto finance	1,960,580	1,302	20,395	—	1,982,277
Other	21,264	—	31	—	21,295
Total loans and leases	$18,625,559	$205,010	$241,742	$—	$19,072,311

Total classified loans and leases were $242.8 million at March 31, 2019, compared with $241.7 million at December 31, 2018. The increase was primarily due to increases in the inventory finance, consumer real estate and leasing and equipment finance classified loans and leases, partially offset by a decrease in commercial classified loans.

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

The Company considers the allowance for loan and lease losses of $148.0 million appropriate to cover losses incurred in the loan and lease portfolios at March 31, 2019. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is expected to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

Detailed Information regarding TCF's allowance for loan and lease losses was as follows:

	At March 31, 2019		At December 31, 2018
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$20,281	0.82%	$21,436	0.88%
Junior lien	23,539	0.82	23,430	0.79
Total consumer real estate	43,820	0.82	44,866	0.83
Commercial:
Commercial real estate	20,659	0.70	22,877	0.79
Commercial business	14,052	1.53	18,305	1.94
Total commercial	34,711	0.89	41,182	1.07
Leasing and equipment finance	24,832	0.53	23,791	0.51
Inventory finance	14,132	0.38	12,456	0.40
Auto finance	29,854	1.75	34,329	1.73
Other	623	3.47	822	3.86
Total allowance for loan and lease losses	147,972	0.76	157,446	0.83
Other credit loss reserves:
Reserves for unfunded commitments	1,940	N.A.	1,429	N.A.
Total credit loss reserves	$149,912	0.77	$158,875	0.83
N.A. Not Applicable

Net loan and lease charge-offs for the first quarter of 2019 were $18.7 million, or 0.39% of average loans and leases (annualized), compared with $14.2 million, or 0.29% of average loans and leases (annualized), for the same period in 2018. The increase in net loan and lease charge-offs was primarily due to increased net charge-offs in the commercial, inventory finance and leasing and equipment finance portfolios, partially offset by decreased net charge-offs in the consumer real estate portfolio.

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

TCF Bank had $107.8 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2019, compared with $208.4 million at December 31, 2018. Certain debt securities held to maturity and debt securities available for sale provide the ability to liquidate or pledge unencumbered securities as needed. At March 31, 2019, the fair value of these securities was $3.1 billion, of which $1.5 million was pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $68.0 million at March 31, 2019, compared with $90.4 million at December 31, 2018.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. TCF primarily borrows from the Federal Home Loan Bank (the "FHLB") of Des Moines. TCF had $1.2 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2019, as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of TCF's funds.

TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $6.0 million (USD) outstanding under the line of credit with the counterparty at March 31, 2019 and no outstanding borrowings at December 31, 2018.

Deposits  Deposits were $19.0 billion at March 31, 2019, compared with $18.9 billion at December 31, 2018.

Non-interest bearing checking accounts represented 21.5% of total deposits at March 31, 2019, compared with 20.7% of total deposits at December 31, 2018. TCF's weighted-average interest rate for deposits, including non-interest bearing deposits, was 0.81% for the first quarter of 2019, compared with 0.50% for the same period in 2018.

Certificates of deposit were $4.5 billion at March 31, 2019, compared with $4.8 billion at December 31, 2018. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at March 31, 2019 were as follows:

(In thousands)
Three months or less	$312,941
Over three through six months	409,921
Over six through 12 months	1,104,682
Over 12 months	278,428
Total	$2,105,972

Borrowings  Borrowings were $1.8 billion at March 31, 2019, compared with $1.4 billion at December 31, 2018. The increase in borrowings was primarily due to an increase in short-term FHLB advances of $350.0 million.

Long-term borrowings were as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
FHLB advances	$1,050,000	$1,100,000
Subordinated bank notes	256,114	253,391
Discounted lease rentals	102,211	92,976
Capital lease obligation	3,101	3,105
Total long-term borrowings	$1,411,426	$1,449,472

At March 31, 2019, TCF Bank had pledged loans secured by consumer and commercial real estate and FHLB stock with an aggregate carrying value of $4.7 billion as collateral for FHLB advances. At March 31, 2019, $1.1 billion of the long-term FHLB advances outstanding were prepayable at TCF's option.

See "Consolidated Financial Condition Analysis — Liquidity Management" in this Management's Discussion and Analysis for further information regarding TCF's borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs for growth, as well as asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements. All regulatory capital requirements were met at March 31, 2019 and December 31, 2018. See Note 9. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity was $2.6 billion, or 10.8% of total assets, at March 31, 2019 and December 31, 2018.

Treasury Stock and Other Treasury stock and other was $246.6 million at March 31, 2019, compared with $252.2 million at December 31, 2018. The decrease was primarily due to reissuances of shares of treasury stock for grants of restricted stock awards and vesting of restricted stock units. TCF reissued 294,454 shares of treasury stock with a value of $6.8 million during the first quarter of 2019. There were no reissuances of shares of treasury stock during the first quarter of 2018.

TCF did not repurchase any shares of its common stock during the first quarter of 2019, compared with $57.6 million of repurchases during the same period in 2018. At March 31, 2019, TCF had the authority to repurchase an additional $78.1 million in aggregate value of shares, pursuant to its share repurchase program.

Common Stock Dividends Dividends to common stockholders on a per share basis were 15.0 cents for both the first quarter of 2019 and 2018. TCF's common stock dividend payout ratio was 35.7% for the first quarter of 2019, compared with 38.5% for the same period in 2018. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Common Stockholders' Equity Total common stockholders' equity was $2.4 billion, or 10.02% of total assets, at March 31, 2019, compared with $2.4 billion, or 9.99%, at December 31, 2018. Tangible common equity was $2.3 billion, or 9.37% of total tangible assets, at March 31, 2019, compared with $2.2 billion, or 9.32%, at December 31, 2018. Book value per common share was $14.93 at March 31, 2019, compared with $14.45 at December 31, 2018. Tangible book value per common share was $13.86 at March 31, 2019, compared with $13.38 at December 31, 2018. See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures This report contains the following financial measures that are not recognized under generally accepted accounting principles in the United States ("GAAP") (i.e. non-GAAP): ROATCE, adjusted ROATCE, adjusted efficiency ratio, tangible common equity to tangible assets and tangible book value per common share. The adjusted ROATCE and adjusted efficiency ratios are adjusted for merger-related expenses. Management uses non-GAAP financial measures internally to measure performance and believes that non-GAAP financial measures provide meaningful information to investors that will permit them to assess the Company's capital and ability to withstand unexpected market or economic conditions and to assess the performance of the Company in relation to other banking institutions on the same basis as that applied by management, analysts and banking regulators.

Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than TCF does. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

The computations of ROATCE and adjusted ROATCE were as follows:

		For the Quarter Ended March 31,
(Dollars in thousands)		2019	2018
Net income available to common stockholders used in ROACE calculation	(a)	$68,001	$66,174
Plus: Other intangibles amortization(1)		814	831
Less: Related income tax expense		194	199
Net income available to common stockholders used in ROATCE calculation	(b)	$68,621	$66,806

Adjusted net income available to common stockholders:
Net income available to common stockholders		$68,001	$66,174
Plus: Merger-related expenses		9,458	—
Plus: Other intangibles amortization(1)		814	831
Less: Related income tax expense		2,446	199
Net income available to common stockholders used in adjusted ROATCE calculation	(c)	$75,827	$66,806

Average balances:
Total equity		$2,579,250	$2,580,920
Less: Non-controlling interest in subsidiaries		24,521	23,191
Total TCF Financial Corporation stockholders' equity		2,554,729	2,557,729
Less: Preferred stock		169,302	200,404
Average total common stockholders' equity used in ROACE calculation	(d)	2,385,427	2,357,325
Less: Goodwill, net		154,757	154,757
Less: Other intangibles, net(1)		20,102	23,274
Average tangible common stockholders' equity used in ROATCE and adjusted ROATCE calculations	(e)	$2,210,568	$2,179,294

ROACE(2)	(a) / (d)	11.40%	11.23%
ROATCE(2)	(b) / (e)	12.42	12.26
Adjusted ROATCE(2)	(c) / (e)	13.72	12.26

(1)	Includes non-mortgage servicing assets

(2)	Annualized

The computation of the adjusted efficiency ratio was as follows:

		For the Quarter Ended March 31,
(Dollars in thousands)		2019	2018
Non-interest expense	(a)	$253,075	$245,980
Less: Merger-related expenses		9,458	—
Adjusted non-interest expense	(b)	$243,617	$245,980

Net interest income		$250,907	$243,199
Non-interest income		107,026	112,204
Total revenue	(c)	$357,933	$355,403

Efficiency ratio	(a) / (c)	70.70%	69.21%
Adjusted efficiency ratio	(b) / (c)	68.06	69.21

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At March 31, 2019	At December 31, 2018
Total equity		$2,645,845	$2,556,260
Less: Non-controlling interest in subsidiaries		29,452	18,459
Total TCF Financial Corporation stockholders' equity		2,616,393	2,537,801
Less: Preferred stock		169,302	169,302
Total common stockholders' equity	(a)	2,447,091	2,368,499
Less: Goodwill, net		154,757	154,757
Less: Other intangibles, net(1)		19,704	20,518
Tangible common stockholders' equity	(b)	$2,272,630	$2,193,224

Total assets	(c)	$24,418,715	$23,699,612
Less: Goodwill, net		154,757	154,757
Less: Other intangibles, net(1)		19,704	20,518
Tangible assets	(d)	$24,244,254	$23,524,337

Common stock shares outstanding	(e)	163,951,155	163,923,227

Common equity to assets	(a) / (c)	10.02%	9.99%
Tangible common equity to tangible assets	(b) / (d)	9.37	9.32

Book value per common share	(a) / (e)	$14.93	$14.45
Tangible book value per common share	(b) / (e)	13.86	13.38

(1)	Includes non-mortgage servicing assets

Recent Accounting Developments

For a description of new accounting standards issued, but not yet adopted by the Company, see Note 3. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

Forward-looking Information

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Company's plans and objectives, forecasts of market trends and other matters are forward-looking statements based on the Company's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement, including to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: deterioration in general economic, political and banking industry conditions; cyber-security breaches, hacking, denial of service, security breaches, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; fluctuation in interest rates that result in decreases in the value of assets or a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; lack of access to liquidity; inability to pay and receive dividends; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, security breaches or diminished availability of counterparties who satisfy our credit quality requirements; adverse developments affecting TCF's branches, including its supermarket branches; risks related to developing new products, markets or lines of business; changes in the allowance for loan and lease losses dictated by new market conditions, regulatory requirements or accounting standards; new consumer protection and supervisory requirements or regulatory reform related to capital, leverage, liquidity or risk management; adverse changes in monetary, fiscal or tax policies; heightened regulatory practices or requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity; deficiencies in TCF's compliance programs or risk mitigation frameworks; the effect of any negative publicity or reputational damage; technological or operational difficulties; failure to keep pace with technological change, including with respect to customer demands or system upgrades; risks related to TCF's loan sales activity; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; litigation or government enforcement actions; ineffective internal controls; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.
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

•	the failure of either TCF or Chemical to obtain the requisite shareholder approval, or to satisfy any of the other closing conditions to the transaction on a timely basis or at all;

•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;

•
the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where TCF and Chemical do business, or as a result of other unexpected factors or events;

•	the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;

•	diversion of management's attention from ongoing business operations and opportunities;

•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;

•	the ability of either company to effectuate share repurchases and the prices at which such repurchases may be effectuated;

•
the integration of the businesses and operations of TCF and Chemical, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to TCF's or Chemical's existing businesses;

•	business disruptions resulting from or following the merger;

•	delay in closing the merger and the bank merger;

•	the outcome of pending or threatened litigation related to the merger, whether currently existing or commencing in the future;

•	changes in Chemical's stock price before closing, including as a result of the financial performance of TCF or Chemical prior to closing;

•	the potential impact of announcement or consummation of the merger on relationships with third parties, including customers, vendors, employees and competitors; and

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

Annualized, pro forma, projected and estimated numbers are used for illustrative purposes only, are not forecasts and may not reflect actual results. TCF disclaims any obligation to update or revise any forward-looking statements contained in this communication, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2019
Immediate change in interest rates:
+200 basis points	$62.8	6.2%
+100 basis points	35.9	3.5
-100 basis points	(70.4)	(6.9)

As of March 31, 2019, approximately 66% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 61% of TCF's deposit balances were low or no cost deposits. TCF believes that the mix of assets repricing compared with low or no cost deposits positions TCF well for rising interest rates. Currently our interest rate risk profile is such that we project net interest income will benefit from a rising rate environment, as our assets reprice faster and to a greater degree than our liabilities. In a declining interest rate environment, our assets would reprice downward to a greater degree than our liabilities. Since 2016, management has taken steps to manage this interest rate risk position. While management continues to take action intended to advance TCF toward being less asset sensitive, the risk of lower net interest income as a result of a declining interest rate environment remains. Since deposit costs are already at a low level, management believes that lower interest rates are unlikely to impact our low or no cost deposits to the same degree as TCF’s interest rate sensitive assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings, including the lawsuits discussed below related to the proposed merger with Chemical Financial Corporation, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

On March 29, 2019, purported stockholders of TCF filed two putative class action lawsuits and one individual lawsuit in the United States District Court for the District of Delaware against TCF and members of the TCF Board: Wang v. TCF Financial Corporation et al., 1:19-cv-00661 (filed on April 9, 2019), Parshall v. TCF Financial Corporation et al., 1:19-cv-00663 (filed on April 10, 2019), and White v. TCF Financial Corporation et al., 1:19-cv-00683 (filed on April 12, 2019). The lawsuits contain similar allegations contending, among other things, that the registration statement on Form S-4 related to the proposed merger misstates or fails to disclose certain allegedly material information in violation of federal securities laws. These lawsuits generally seek, among other things, an award of costs and attorneys’ fees, to enjoin the stockholder vote with respect to the merger and/or the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. Additionally, a purported shareholder of TCF filed an individual lawsuit in the United States District Court for the Southern District of New York against TCF and members of the TCF Board: Harrelson v. TCF Financial Corporation et al., 1:19-cv-03183 (filed on April 10, 2019). The lawsuit contains similar allegations to the complaints filed in the District of Delaware. Like the lawsuits filed in the District of Delaware, this lawsuit seeks, among other things, an award of costs and attorneys’ fees, to enjoin the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. Finally, a purported shareholder of TCF filed a putative class action lawsuit in Minnesota’s Fourth Judicial District Court, Hennepin County against TCF and members of the TCF Board: Nelson v. TCF Financial Corporation et al., 27-cv-19-6519 (filed on April 24, 2019). The lawsuit contends, among other things, that the TCF Board breached their fiduciary duty by filing a registration statement on Form S-4 that misstates or fails to disclose certain allegedly material information in violation of federal securities laws. As with the earlier federal lawsuits this lawsuit seeks, among other things, an award of costs and attorneys’ fees, to enjoin the shareholder vote with respect to the merger and/or the completion of the merger until additional information is disclosed, to recover damages and to rescind the merger to the extent the merger is completed. The defendants have not yet answered or otherwise responded to the complaints. TCF and the TCF board of directors believe these lawsuits are without merit and intend to defend against them vigorously.

Item 1A. Risk Factors.

There were no material changes in risk factors for TCF from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks and risk factors included under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the quarter ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 to January 31, 2019
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	133,629	20.46	N.A.	N.A.
February 1 to February 28, 2019
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	12,300	22.32	N.A.	N.A.
March 1 to March 31, 2019
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	594	23.09	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	146,523	20.62	N.A.	N.A.
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2(a)
Agreement and Plan of Merger by and between TCF Financial Corporation and Chemical Financial Corporation, dated as of January 27, 2019 [incorporated by reference to Exhibit 2.1 of TCF Financial Corporation's Current Report on Form 8-K filed January 28, 2019 (No.19546413)]

3(a)
Amended and Restated Certificate of Incorporation of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed May 3, 2018 (No. 18803407)]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation's Current Report on Form 8-K filed January 28, 2019 (No.19546413)]
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
10(a)*
Amended and Restated Employment Agreement between Craig R. Dahl and TCF Financial Corporation, dated as of January 27, 2019 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Current Report on Form 8-K filed January 28, 2019 (No.19546413)]

10(b)*
Separation and Release Agreement between Thomas Jasper and TCF National Bank, dated as of February 27, 2019 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed March 4, 2019 (No. 19654007)]

10(c)*
Form of TCF Financial Corporation Management Incentive Plan - Executive Award [incorporated by reference to Exhibit 10(a)-6 to TCF Financial Corporation’s Annual Report on Form 10-K filed February 26, 2019 (No. 19632420)]

10(d)*
Form of Performance-Based Restricted Stock Unit Agreement under the TCF Financial 2015 Omnibus Incentive Plan [incorporated by reference to Exhibit 10(a)-7 to TCF Financial Corporation’s Annual Report on Form 10-K filed February 26, 2019 (No. 19632420)]

10(e)*#	Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan
10(f)*#	Form of Executive Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Executive contract
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

Dated: May 3, 2019