Form 10-Q
period 2019-06-30
TCF FINANCIAL CORP
filed 2019-07-31
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
(952) 745-2760
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	TCF	New York Stock Exchange
Depositary shares, each representing a 1/1000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock	TCF-PD	New York Stock Exchange

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
Yes ☐                                                 No ☑

As of July 30, 2019, there were 161,235,844 shares outstanding of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At June 30, 2019	At December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$555,271	$587,057
Investments	105,659	91,654
Debt securities held to maturity	144,919	148,852
Debt securities available for sale	3,109,803	2,470,065
Loans and leases held for sale	74,410	90,664
Loans and leases:
Consumer real estate:
First mortgage lien	2,472,066	2,444,380
Junior lien	2,821,099	2,965,960
Total consumer real estate	5,293,165	5,410,340
Commercial	4,185,811	3,851,303
Leasing and equipment finance	4,826,785	4,699,740
Inventory finance	3,404,214	3,107,356
Auto finance	1,456,138	1,982,277
Other	18,341	21,295
Total loans and leases	19,184,454	19,072,311
Allowance for loan and lease losses	(146,503)	(157,446)
Net loans and leases	19,037,951	18,914,865
Premises and equipment, net	432,751	427,534
Goodwill, net	154,757	154,757
Other assets	1,011,309	814,164
Total assets	$24,626,830	$23,699,612
Liabilities and Equity:
Deposits:
Checking	$6,544,470	$6,381,327
Savings	6,519,587	6,122,257
Money market	1,443,003	1,609,422
Certificates of deposit	4,605,327	4,790,680
Total deposits	19,112,387	18,903,686
Borrowings:
Short-term borrowings	350,764	—
Long-term borrowings	1,617,531	1,449,472
Total borrowings	1,968,295	1,449,472
Accrued expenses and other liabilities	835,630	790,194
Total liabilities	21,916,312	21,143,352
Equity:
Preferred stock, par value $0.01 per share, 30,000,000 shares authorized;
7,000 shares issued	169,302	169,302
Common stock, par value $0.01 per share, 280,000,000 shares authorized;
173,083,763 and 173,584,846 shares issued	1,731	1,736
Additional paid-in capital	868,001	885,089
Retained earnings, subject to certain restrictions	1,874,308	1,766,994
Accumulated other comprehensive income (loss)	37,334	(33,138)
Treasury stock at cost, 10,313,700 and 9,661,619 shares and other	(265,016)	(252,182)
Total TCF Financial Corporation stockholders' equity	2,685,660	2,537,801
Non-controlling interest in subsidiaries	24,858	18,459
Total equity	2,710,518	2,556,260
Total liabilities and equity	$24,626,830	$23,699,612

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans and leases	$279,447	$269,280	$559,041	$529,655
Debt securities available for sale	22,325	12,516	41,140	22,639
Debt securities held to maturity	924	998	1,459	2,017
Loans held for sale and other	4,247	3,529	8,548	7,274
Total interest income	306,943	286,323	610,188	561,585
Interest expense:
Deposits	40,542	23,953	78,022	46,463
Borrowings	16,077	11,571	30,935	21,124
Total interest expense	56,619	35,524	108,957	67,587
Net interest income	250,324	250,799	501,231	493,998
Provision for credit losses	13,569	14,236	23,691	25,604
Net interest income after provision for credit losses	236,755	236,563	477,540	468,394
Non-interest income:
Leasing and equipment finance	42,126	42,904	83,265	84,751
Fees and service charges	32,477	32,670	63,801	63,421
Card revenue	15,632	14,962	29,875	28,721
ATM revenue	4,863	4,933	9,303	9,583
Gains on sales of loans, net	10,828	7,192	18,800	16,315
Servicing fee income	4,523	7,484	9,633	15,779
Gains (losses) on debt securities, net	1,066	24	1,517	87
Other	1,936	3,934	4,283	7,650
Total non-interest income	113,451	114,103	220,477	226,307
Non-interest expense:
Compensation and employee benefits	114,369	120,575	235,926	244,415
Occupancy and equipment	41,828	40,711	83,565	81,225
Lease financing equipment depreciation	19,133	17,945	38,389	35,219
Foreclosed real estate and repossessed assets, net	2,448	3,857	7,078	8,773
Merger-related expenses	4,226	—	13,684	—
Other	54,845	88,951	111,282	148,387
Total non-interest expense	236,849	272,039	489,924	518,019
Income before income tax expense	113,357	78,627	208,093	176,682
Income tax expense	19,314	16,418	40,601	38,049
Income after income tax expense	94,043	62,209	167,492	138,633
Income attributable to non-controlling interest	3,616	3,460	6,571	6,123
Net income attributable to TCF Financial Corporation	90,427	58,749	160,921	132,510
Preferred stock dividends	2,494	2,494	4,987	6,600
Impact of preferred stock redemption	—	—	—	3,481
Net income available to common stockholders	$87,933	$56,255	$155,934	$122,429
Earnings per common share:
Basic	$0.54	$0.34	$0.96	$0.73
Diluted	0.54	0.34	0.96	0.73
Weighted-average common shares outstanding:
Basic	161,973,864	165,728,591	161,919,867	167,110,343
Diluted	162,305,154	166,857,640	162,364,168	168,464,546

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to TCF Financial Corporation	$90,427	$58,749	$160,921	$132,510
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	30,625	(4,806)	67,993	(32,625)
Net unrealized gains (losses) on net investment hedges	(2,179)	3,779	(4,487)	5,383
Foreign currency translation adjustment	3,415	(4,925)	6,982	(7,035)
Recognized postretirement prior service cost	(8)	(8)	(16)	(17)
Total other comprehensive income (loss), net of tax	31,853	(5,960)	70,472	(34,294)
Comprehensive income	$122,280	$52,789	$231,393	$98,216
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
For the Quarter Ended June 30, 2019 and 2018

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, March 31, 2019	7,000	173,318,320	$169,302	$1,733	$875,797	$1,810,701	$5,481	$(246,621)	$2,616,393	$29,452	$2,645,845
Net income	—	—	—	—	—	90,427	—	—	90,427	3,616	94,043
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,853	—	31,853	—	31,853
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,210)	(8,210)
Repurchases of 1,324,920 shares of common stock	—	—	—	—	—	—	—	(26,495)	(26,495)	—	(26,495)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.15 per common share	—	—	—	—	—	(24,326)	—	—	(24,326)	—	(24,326)
Stock compensation plans, net of tax	—	(234,557)	—	(2)	(8,423)	—	—	8,727	302	—	302
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	627	—	—	(627)	—	—	—
Balance, June 30, 2019	7,000	173,083,763	$169,302	$1,731	$868,001	$1,874,308	$37,334	$(265,016)	$2,685,660	$24,858	$2,710,518

Balance, March 31, 2018	7,000	172,472,035	$169,302	$1,725	$878,096	$1,618,041	$(46,851)	$(97,800)	$2,522,513	$28,437	$2,550,950
Net income	—	—	—	—	—	58,749	—	—	58,749	3,460	62,209
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(5,960)	—	(5,960)	—	(5,960)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,251)	(8,251)
Repurchases of 2,780,835 shares of common stock	—	—	—	—	—	—	—	(68,213)	(68,213)	—	(68,213)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.15 per common share	—	—	—	—	—	(24,847)	—	—	(24,847)	—	(24,847)
Common stock warrants exercised	—	969,565	—	10	(10)	—	—	—	—	—	—
Stock compensation plans, net of tax	—	80,407	—	—	1,184	—	—	—	1,184	—	1,184
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,906)	—	—	1,906	—	—	—
Balance, June 30, 2018	7,000	173,522,007	$169,302	$1,735	$877,364	$1,649,449	$(52,811)	$(164,107)	$2,480,932	$23,646	$2,504,578
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2018	7,000	173,584,846	$169,302	$1,736	$885,089	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	160,921	—	—	160,921	6,571	167,492
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	70,472	—	70,472	—	70,472
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(172)	(172)
Repurchases of 1,324,920 shares of common stock	—	—	—	—	—	—	—	(26,495)	(26,495)	—	(26,495)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(4,987)	—	—	(4,987)	—	(4,987)
Dividends on common stock of $0.30 per common share	—	—	—	—	—	(48,620)	—	—	(48,620)	—	(48,620)
Stock compensation plans, net of tax	—	(501,083)	—	(5)	(18,945)	—	—	15,518	(3,432)	—	(3,432)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,857	—	—	(1,857)	—	—	—
Balance, June 30, 2019	7,000	173,083,763	$169,302	$1,731	$868,001	$1,874,308	$37,334	$(265,016)	$2,685,660	$24,858	$2,710,518

Balance, December 31, 2017	4,007,000	172,158,449	$265,821	$1,722	$877,217	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—	—	—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	172,158,449	265,821	1,722	877,217	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	132,510	—	—	132,510	6,123	138,633
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34,294)	—	(34,294)	—	(34,294)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(304)	(304)
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 5,348,006 shares of common stock	—	—	—	—	—	—	—	(125,886)	(125,886)	—	(125,886)
Dividends on 6.45% Series B Preferred Stock	—	—	—	—	—	(1,613)	—	—	(1,613)	—	(1,613)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(4,987)	—	—	(4,987)	—	(4,987)
Dividends on common stock of $0.30 per common share	—	—	—	—	—	(50,175)	—	—	(50,175)	—	(50,175)
Common stock warrants exercised	—	970,761	—	10	(10)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	34,627	—	—	715	—	—	—	715	—	715
Stock compensation plans, net of tax	—	358,170	—	3	2,018	—	—	—	2,021	—	2,021
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(2,576)	—	—	2,576	—	—	—
Balance, June 30, 2018	7,000	173,522,007	$169,302	$1,735	$877,364	$1,649,449	$(52,811)	$(164,107)	$2,480,932	$23,646	$2,504,578
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$167,492	$138,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	23,691	25,604
Depreciation and amortization	114,529	110,235
Provision (benefit) for deferred income taxes	28,693	19,958
Proceeds from sales of loans and leases held for sale	178,802	157,088
Originations of loans and leases held for sale, net of repayments	(185,848)	(168,792)
Gains on sales of assets, net	(34,648)	(18,589)
Net change in other assets and accrued expenses and other liabilities	(56,517)	21,328
Other, net	(23,289)	(22,102)
Net cash provided by (used in) operating activities	212,905	263,363
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	408,230	—
Proceeds from maturities of and principal collected on debt securities	149,598	77,383
Purchases of debt securities	(1,147,642)	(650,051)
Redemption of Federal Home Loan Bank stock	68,000	126,001
Purchases of Federal Home Loan Bank stock	(82,000)	(139,000)
Proceeds from sales of loans and leases	414,974	370,934
Loan and lease originations and purchases, net of principal collected on loans and leases	(556,311)	(98,923)
Proceeds from sales of assets	49,996	20,913
Purchases of premises and equipment and lease equipment	(68,284)	(78,592)
Other, net	3,034	10,317
Net cash provided by (used in) investing activities	(760,405)	(361,018)
Cash flows from financing activities:
Net change in deposits	230,161	30,204
Net change in short-term borrowings	350,765	911
Proceeds from long-term borrowings	1,737,159	5,015,317
Payments on long-term borrowings	(1,724,630)	(4,705,436)
Payments on liabilities related to acquisition and portfolio purchase	(1,000)	—
Redemption of Series B preferred stock	—	(100,000)
Repurchases of common stock	(22,962)	(125,886)
Common shares sold to TCF employee benefit plans	—	715
Dividends paid on preferred stock	(4,987)	(6,600)
Dividends paid on common stock	(48,620)	(50,175)
Exercise of stock options	—	(997)
Net investment by (distribution to) non-controlling interest	(172)	(304)
Net cash provided by (used in) financing activities	515,714	57,749
Net change in cash and due from banks	(31,786)	(39,906)
Cash and due from banks at beginning of period	587,057	621,782
Cash and due from banks at end of period	$555,271	$581,876
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid (received) for:
Interest on deposits and borrowings	$103,413	$64,294
Income taxes, net	7,374	(22,439)
Transfer of loans and leases to other assets	48,025	50,078
Transfer of loans and leases from held for investment to held for sale, net	375,084	514,273
Operating lease right-of-use assets arising from obtaining operating lease liabilities	94,127	—
Pricing of subordinated bank notes due in 2029	148,555	—
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

Note 2. Proposed Merger with Chemical Financial Corporation

On January 27, 2019, TCF entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chemical Financial Corporation ("Chemical"), a financial holding company headquartered in Detroit, Michigan, with $22.5 billion in assets at June 30, 2019. Upon closing of the merger, Chemical will continue as the surviving company and will be renamed TCF Financial Corporation. All shares of its common and preferred stock will be listed on The NASDAQ Stock Market®. All regulatory and shareholder approvals for the merger have been received by TCF and Chemical and the merger is expected to close on August 1, 2019, subject to the satisfaction of customary closing conditions. Under the terms of the Merger Agreement, each outstanding share of TCF common stock will be converted into the right to receive, without interest, 0.5081 shares of Chemical common stock. Also, at the effective time of the merger, each outstanding share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF will be converted into the right to receive, without interest, one share of a newly created series of preferred stock of Chemical with equivalent rights and preferences.

Note 3. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2018 remain substantially unchanged and have been followed similarly as in previous periods except for the lease financing accounting policy. The accounting policy changes are the result of the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and related ASUs.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets, including trade and other receivables, held to maturity debt securities, loans, net investments in leases and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") approach to determine the allowance for credit losses for loans and held to maturity debt securities. CECL requires loss estimates for the remaining estimated life of the asset using historical loss data as well as reasonable and supportable forecasts based on current economic conditions. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides an option to irrevocably elect the fair value option in Subtopic 825-10 to certain instruments within the scope of Subtopic 326-20 upon adoption of Topic 326.The adoption of these ASUs will be required on a modified retrospective basis with a cumulative effect adjustment required beginning with TCF's Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Early adoption is allowed. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. CECL represents a significant change in GAAP and may result in a material impact to our consolidated financial statements and capital ratios. The impact of these ASUs will depend on the composition of TCF's portfolios and general economic conditions at the date of adoption. Additionally, there are several implementation questions which could affect the adoption impact once resolved. TCF has established a governance structure to implement these ASUs and has developed a majority of the methodologies and models to be used upon adoption. During the second quarter of 2019, TCF began the process of performing parallel runs for CECL alongside our current allowance process. Management will continue to refine and validate the new methodologies and models throughout 2019.

Note 4.  Cash and Due from Banks

At June 30, 2019 and December 31, 2018, TCF Bank was required by Federal Reserve regulations to maintain reserves of $109.6 million and $106.2 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. TCF may also retain cash balances for collateral on certain borrowings, forward foreign exchange contracts, interest rate contracts and other contracts. TCF maintained restricted cash totaling $27.8 million and $38.3 million at June 30, 2019 and December 31, 2018, respectively.

TCF had cash held in interest-bearing accounts of $260.7 million and $307.8 million at June 30, 2019 and December 31, 2018, respectively.

Note 5.  Debt Securities Available for Sale and Debt Securities Held to Maturity

Debt securities were as follows:

	At June 30, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,893,169	$60,257	$3,903	$2,949,523	$1,930,696	$9,222	$26,728	$1,913,190
Other	3	—	—	3	4	—	—	4
Obligations of states and political subdivisions	155,664	4,613	—	160,277	566,304	46	9,479	556,871
Total debt securities available for sale	$3,048,836	$64,870	$3,903	$3,109,803	$2,497,004	$9,268	$36,207	$2,470,065
Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$141,298	$6,138	$279	$147,157	$146,052	$1,460	$1,045	$146,467
Other securities	3,621	—	—	3,621	2,800	—	—	2,800
Total debt securities held to maturity	$144,919	$6,138	$279	$150,778	$148,852	$1,460	$1,045	$149,267

At June 30, 2019 and December 31, 2018, mortgage-backed debt securities with a carrying value of $1.5 million and $1.6 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

We have assessed each debt security with unrealized losses included in the table above for credit impairment. As part of that assessment we evaluated and concluded that it is more likely than not that we will not be required and do not intend to sell any of the debt securities prior to recovery of the amortized cost. Unrealized losses on debt securities available for sale and debt securities held to maturity were primarily due to changes in interest rates.

Net gains (losses) on debt securities were $1.1 million and $1.5 million for the second quarter and first six months of 2019, respectively, and $24 thousand and $87 thousand for the same periods in 2018. During the second quarter and first six months of 2019, TCF sold $201.3 million and $406.7 million, respectively, of obligations of states and political subdivisions debt securities available for sale and recognized net gains of $1.1 million and $1.5 million, respectively. There were no sales of debt securities available for sale during the second quarter and first six months of 2018. There were no impairment charges on debt securities available for sale and debt securities held to maturity during the second quarter and first six months of 2019 and 2018. The net gains (losses) on debt securities for the first six months of 2019 and 2018 also included recoveries on previously impaired debt securities held to maturity.

Gross unrealized losses and fair value of debt securities available for sale and debt securities held to maturity aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At June 30, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,240	$4	$373,910	$3,899	$375,150	$3,903
Total debt securities available for sale	$1,240	$4	$373,910	$3,899	$375,150	$3,903

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$—	$14,792	$279	$14,792	$279
Total debt securities held to maturity	$—	$—	$14,792	$279	$14,792	$279

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$102,709	$184	$838,482	$26,544	$941,191	$26,728
Obligations of states and political subdivisions	3,620	—	526,817	9,479	530,437	9,479
Total debt securities available for sale	$106,329	$184	$1,365,299	$36,023	$1,471,628	$36,207

Debt securities held to maturity:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$3,074	$14	$31,738	$1,031	$34,812	$1,045
Total debt securities held to maturity	$3,074	$14	$31,738	$1,031	$34,812	$1,045

The amortized cost and fair value of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At June 30, 2019		At December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities available for sale:
Due in 1-5 years	$14,616	$14,556	$24,464	$24,375
Due in 5-10 years	240,240	247,026	509,832	503,768
Due after 10 years	2,793,980	2,848,221	1,962,708	1,941,922
Total debt securities available for sale	$3,048,836	$3,109,803	$2,497,004	$2,470,065

Debt securities held to maturity:
Due in 1-5 years	$3,150	$3,150	$2,400	$2,400
Due in 5-10 years	463	470	430	432
Due after 10 years	141,306	147,158	146,022	146,435
Total debt securities held to maturity	$144,919	$150,778	$148,852	$149,267

Interest income attributable to debt securities available for sale was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Taxable interest income	$21,117	$8,163	$37,248	$13,976
Tax-exempt interest income	1,208	4,353	3,892	8,663
Total interest income	$22,325	$12,516	$41,140	$22,639

Note 6.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
Consumer real estate:
First mortgage lien	$2,472,066	$2,444,380
Junior lien	2,821,099	2,965,960
Total consumer real estate	5,293,165	5,410,340
Commercial:
Commercial real estate:
Permanent	2,762,500	2,510,583
Construction and development	499,788	397,564
Total commercial real estate	3,262,288	2,908,147
Commercial business	923,523	943,156
Total commercial	4,185,811	3,851,303
Leasing and equipment finance	4,826,785	4,699,740
Inventory finance	3,404,214	3,107,356
Auto finance	1,456,138	1,982,277
Other	18,341	21,295
Total loans and leases(1)	$19,184,454	$19,072,311

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(16.4) million and $(2.2) million at June 30, 2019 and December 31, 2018, respectively.

Leasing and Equipment Finance Portfolio Included in leasing and equipment finance loans and leases were $2.6 billion and $2.5 billion of direct financing and sales-type leases at June 30, 2019 and December 31, 2018, respectively. Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at or for the second quarter and first six months ended June 30, 2019.

The components of the net investment in direct financing and sales-type leases were as follows:

(In thousands)	At June 30, 2019
Carrying amount	$2,665,465
Unguaranteed residual assets	145,632
Net direct fees and costs and unearned income	(228,484)
Total net investment in direct financing and sales-type leases	$2,582,613

The carrying amount of the direct financing and sales-type leases subject to residual value guarantees was $255.9 million at June 30, 2019.

The components of total lease income were as follows:

	Quarter Ended	Six Months Ended
(In thousands)	June 30, 2019
Interest income - loans and leases:
Interest income on net investment in direct financing and sales-type leases	$31,598	$62,882

Leasing and equipment finance non-interest income:
Lease income from operating lease payments	25,423	50,673
Profit (loss) recorded on commencement date on sales-type leases	7,250	14,307
Other(1)	9,453	18,285
Total leasing and equipment finance non-interest income	42,126	83,265
Total lease income	$73,724	$146,147

(1)	Other leasing and equipment finance non-interest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Lease financing equipment depreciation on equipment leased to others was $19.1 million and $38.4 million for the second quarter and first six months of 2019, respectively. The net book value of equipment leased to others and related initial direct costs under operating leases was $291.5 million at June 30, 2019.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2019 were as follows:

(In thousands)
2019	$493,850
2020	802,302
2021	592,387
2022	373,487
2023	206,888
Thereafter	88,765
Equipment under leases not yet commenced	69,946
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	2,627,625
Third-party residual value guarantees	37,840
Total carrying amount of direct financing and sales-type leases	$2,665,465

Undiscounted future minimum lease payments expected to be received for operating leases at June 30, 2019 were as follows:

(In thousands)
2019	$39,286
2020	66,861
2021	44,821
2022	23,101
2023	8,541
Thereafter	3,975
Total undiscounted future minimum lease payments	$186,585

Loan Sales During the second quarter and first six months of 2019, TCF sold $280.7 million and $499.8 million, respectively, of consumer real estate loans, received cash of $292.1 million and $519.8 million, respectively, and recognized net gains of $10.8 million and $18.8 million, respectively. During the second quarter and first six months of 2018, TCF sold $181.7 million and $448.0 million, respectively, of consumer real estate loans, received cash of $188.2 million and $461.0 million, respectively, and recognized net gains of $7.2 million and $16.3 million, respectively. Related to these sales, TCF retained interest-only strips of $0.7 million and $1.6 million during the second quarter and first six months of 2019, respectively, and $0.6 million and $3.8 million during the same periods in 2018. TCF generally retains servicing on loans sold.

No servicing assets or liabilities related to consumer real estate loans were recorded within TCF's Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities based on the amount demanded by the marketplace.

Interest-only strips and the contractual liabilities related to loan sales were as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
Interest-only strips	$15,236	$16,835
Contractual liabilities related to consumer real estate loan sales	960	1,321

TCF recorded $21 thousand of impairment charges on interest-only strips during the second quarter and first six months of 2019 and $13 thousand and $616 thousand during the same periods in 2018.

Note 7.  Allowance for Loan and Lease Losses and Credit Quality Information

The rollforwards of the allowance for loan and lease losses were as follows:

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Quarter Ended June 30, 2019:
Balance, beginning of period	$43,820	$34,711	$24,832	$14,132	$29,854	$623	$147,972
Charge-offs	(1,652)	(3,461)	(2,790)	(1,857)	(9,250)	(2,056)	(21,066)
Recoveries	1,338	16	747	568	3,347	968	6,984
Net (charge-offs) recoveries	(314)	(3,445)	(2,043)	(1,289)	(5,903)	(1,088)	(14,082)
Provision for credit losses	1,448	5,523	3,493	(140)	1,989	1,256	13,569
Other(1)	(974)	—	(12)	30	—	—	(956)
Balance, end of period	$43,980	$36,789	$26,270	$12,733	$25,940	$791	$146,503

At or For the Quarter Ended June 30, 2018:
Balance, beginning of period	$47,685	$37,198	$23,182	$13,253	$45,822	$563	$167,703
Charge-offs	(2,056)	(4)	(2,693)	(673)	(11,095)	(1,667)	(18,188)
Recoveries	1,278	31	587	156	2,579	787	5,418
Net (charge-offs) recoveries	(778)	27	(2,106)	(517)	(8,516)	(880)	(12,770)
Provision for credit losses	550	3,066	1,182	(860)	9,302	996	14,236
Other(1)	(3,503)	—	(11)	(36)	—	—	(3,550)
Balance, end of period	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2019:
Balance, beginning of period	$44,866	$41,182	$23,791	$12,456	$34,329	$822	$157,446
Charge-offs	(3,200)	(5,561)	(5,736)	(4,376)	(22,285)	(4,339)	(45,497)
Recoveries	2,438	28	1,223	1,000	6,200	1,872	12,761
Net (charge-offs) recoveries	(762)	(5,533)	(4,513)	(3,376)	(16,085)	(2,467)	(32,736)
Provision for credit losses	1,819	1,140	7,017	3,583	7,696	2,436	23,691
Other(1)	(1,943)	—	(25)	70	—	—	(1,898)
Balance, end of period	$43,980	$36,789	$26,270	$12,733	$25,940	$791	$146,503

At or For the Six Months Ended June 30, 2018:
Balance, beginning of period	$47,168	$37,195	$22,528	$13,233	$50,225	$692	$171,041
Charge-offs	(4,210)	(4)	(4,649)	(1,222)	(24,536)	(3,432)	(38,053)
Recoveries	2,315	45	1,203	296	5,364	1,909	11,132
Net (charge-offs) recoveries	(1,895)	41	(3,446)	(926)	(19,172)	(1,523)	(26,921)
Provision for credit losses	2,654	3,055	3,178	(348)	15,555	1,510	25,604
Other(1)	(3,973)	—	(13)	(119)	—	—	(4,105)
Balance, end of period	$43,954	$40,291	$22,247	$11,840	$46,608	$679	$165,619

(1)	Primarily includes the transfer of the allowance for loan and lease losses to loans and leases held for sale.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology were as follows:

	At June 30, 2019
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$26,312	$34,550	$21,108	$12,556	$25,827	$791	$121,144
Individually evaluated for impairment	17,668	2,239	5,162	177	113	—	25,359
Total	$43,980	$36,789	$26,270	$12,733	$25,940	$791	$146,503
Loans and leases outstanding:
Collectively evaluated for impairment	$5,176,956	$4,131,629	$4,795,026	$3,401,670	$1,443,242	$18,341	$18,966,864
Individually evaluated for impairment	116,209	54,182	29,485	2,544	12,896	—	215,316
Loans acquired with deteriorated credit quality	—	—	2,274	—	—	—	2,274
Total	$5,293,165	$4,185,811	$4,826,785	$3,404,214	$1,456,138	$18,341	$19,184,454

	At December 31, 2018
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for impairment	$22,134	$36,411	$20,108	$11,621	$34,157	$822	$125,253
Individually evaluated for impairment	22,732	4,771	3,683	835	172	—	32,193
Total	$44,866	$41,182	$23,791	$12,456	$34,329	$822	$157,446
Loans and leases outstanding:
Collectively evaluated for impairment	$5,295,817	$3,815,422	$4,672,168	$3,099,073	$1,968,645	$21,291	$18,872,416
Individually evaluated for impairment	114,523	35,881	23,755	8,283	13,632	4	196,078
Loans acquired with deteriorated credit quality	—	—	3,817	—	—	—	3,817
Total	$5,410,340	$3,851,303	$4,699,740	$3,107,356	$1,982,277	$21,295	$19,072,311

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

	At June 30, 2019
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,430,703	$2,868	$1,229	$2,434,800	$37,266	$2,472,066
Junior lien	2,789,272	1,647	—	2,790,919	30,180	2,821,099
Total consumer real estate	5,219,975	4,515	1,229	5,225,719	67,446	5,293,165
Commercial:
Commercial real estate	3,261,743	—	—	3,261,743	545	3,262,288
Commercial business	917,273	2	—	917,275	6,248	923,523
Total commercial	4,179,016	2	—	4,179,018	6,793	4,185,811
Leasing and equipment finance	4,789,954	8,665	3,184	4,801,803	22,708	4,824,511
Inventory finance	3,401,785	16	—	3,401,801	2,413	3,404,214
Auto finance	1,439,746	5,714	2,045	1,447,505	8,633	1,456,138
Other	18,313	25	3	18,341	—	18,341
Subtotal	19,048,789	18,937	6,461	19,074,187	107,993	19,182,180
Portfolios acquired with deteriorated credit quality	1,822	22	430	2,274	—	2,274
Total	$19,050,611	$18,959	$6,891	$19,076,461	$107,993	$19,184,454

	At December 31, 2018
(In thousands)	Current-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Non-accrual	Total
Consumer real estate:
First mortgage lien	$2,403,391	$3,281	$1,276	$2,407,948	$36,432	$2,444,380
Junior lien	2,942,414	1,213	—	2,943,627	22,333	2,965,960
Total consumer real estate	5,345,805	4,494	1,276	5,351,575	58,765	5,410,340
Commercial:
Commercial real estate	2,903,629	—	—	2,903,629	4,518	2,908,147
Commercial business	932,648	1	—	932,649	10,507	943,156
Total commercial	3,836,277	1	—	3,836,278	15,025	3,851,303
Leasing and equipment finance	4,670,021	7,996	2,642	4,680,659	15,264	4,695,923
Inventory finance	3,098,763	310	—	3,099,073	8,283	3,107,356
Auto finance	1,962,042	8,326	3,331	1,973,699	8,578	1,982,277
Other	21,264	11	17	21,292	3	21,295
Subtotal	18,934,172	21,138	7,266	18,962,576	105,918	19,068,494
Portfolios acquired with deteriorated credit quality	3,639	—	178	3,817	—	3,817
Total	$18,937,811	$21,138	$7,444	$18,966,393	$105,918	$19,072,311

Interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Contractual interest due on non-accrual loans and leases	$2,712	$2,957	$5,296	$5,884
Interest income recognized on non-accrual loans and leases	255	445	478	903
Unrecognized interest income	$2,457	$2,512	$4,818	$4,981

Consumer real estate loans to customers currently involved in ongoing Chapter 7 or Chapter 13 bankruptcy proceedings which have not yet been discharged, dismissed or completed were as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
0-59 days delinquent and accruing	$2,365	$3,306
Non-accrual	12,686	9,046
Total consumer real estate loans to customers in bankruptcy	$15,051	$12,352

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

TDR loans were as follows:

	At June 30, 2019			At December 31, 2018
(In thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$78,686	$17,471	$96,157	$80,739	$16,192	$96,931
Commercial	38,882	545	39,427	4,174	3,946	8,120
Leasing and equipment finance	6,777	1,942	8,719	8,491	1,754	10,245
Inventory finance	131	2	133	—	453	453
Auto finance	4,262	6,646	10,908	5,054	6,362	11,416
Other	—	—	—	1	—	1
Total	$128,738	$26,606	$155,344	$98,459	$28,707	$127,166

Consumer real estate TDR loans generally remain on accruing status following modification if they are less than 90 days past due and payment in full under the modified terms of the loan is expected based on a current credit evaluation and historical payment performance. Of the non-accrual TDR balance at June 30, 2019, $8.1 million, or 46.6%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 66.2% were current. Of the non-accrual TDR balance at December 31, 2018, $7.8 million, or 48.2%, were loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower, of which 56.5% were current. All eligible loans are re-aged to current delinquency status upon modification.

The allowance on accruing consumer real estate TDR loans was $16.8 million, or 21.3% of the outstanding balance, at June 30, 2019 and $15.5 million, or 19.2% of the outstanding balance, at December 31, 2018. At June 30, 2019, no accruing consumer real estate TDR loans were 60 days or more delinquent and 0.3% of accruing consumer real estate TDR loans were 60 days or more delinquent at December 31, 2018.

Unfunded commitments to consumer real estate loans classified as TDRs were $0.5 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, no additional funds were committed to the remaining classes of finance receivables classified as TDRs.

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

Interest income on TDR loans is recognized based on the restructured terms. Unrecognized interest represents the financial impact of TDR loans and is the difference between interest income recognized on accruing TDR loans and the contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms. The following table summarizes the financial effects of consumer real estate accruing TDR loans. The financial effects of TDR loans for the remaining classes of finance receivables were not material for the second quarter and first six months of 2019 and 2018.

	Quarter Ended June 30,
	2019			2018
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$972	$582	$390	$1,047	$616	$431
Junior lien	366	249	117	418	285	133
Total consumer real estate	$1,338	$831	$507	$1,465	$901	$564

	Six Months Ended June 30,
	2019			2018
(In thousands)	Contractual Interest Due	Interest Income	Unrecognized Interest	Contractual Interest Due	Interest Income	Unrecognized Interest
Consumer real estate:
First mortgage lien	$1,940	$1,161	$779	$2,113	$1,256	$857
Junior lien	740	505	235	842	575	267
Total consumer real estate	$2,680	$1,666	$1,014	$2,955	$1,831	$1,124

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Defaulted TDR loan balances modified during the applicable period:(1)
Consumer real estate:
First mortgage lien	$562	$493	$752	$1,973
Junior lien	152	36	246	64
Total consumer real estate	714	529	998	2,037
Commercial business	—	—	—	4,697
Leasing and equipment finance	297	—	297	—
Auto finance	447	307	1,017	697
Defaulted TDR loan balances modified during the applicable period	$1,458	$836	$2,312	$7,431

(1)	The loan balances presented are not materially different than the pre-modification loan balances as TCF's loan modifications generally do not forgive principal amounts.

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

Information on impaired loans and leases at June 30, 2019 and information on impaired loans at December 31, 2018 was as follows:

	At June 30, 2019			At December 31, 2018
(In thousands)	Unpaid Contractual Balance	Loan and Lease Balance	Related Allowance Recorded	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans and leases with an allowance recorded:
Consumer real estate:
First mortgage lien	$82,395	$78,929	$14,431	$64,529	$61,744	$16,848
Junior lien	31,147	29,751	3,237	25,861	24,264	5,656
Total consumer real estate	113,542	108,680	17,668	90,390	86,008	22,504
Commercial:
Commercial real estate	4,839	4,429	438	4,905	4,474	1,108
Commercial business	3,378	3,378	1,801	12,317	9,192	3,663
Total commercial	8,217	7,807	2,239	17,222	13,666	4,771
Leasing and equipment finance	29,485	29,485	5,162	15,763	15,763	1,856
Inventory finance	934	937	177	7,364	7,371	835
Auto finance	757	578	113	917	646	81
Other	—	—	—	2	1	—
Total impaired loans and leases with an allowance recorded	152,935	147,487	25,359	131,658	123,455	30,047
Impaired loans and leases without an allowance recorded:
Consumer real estate:
First mortgage lien	8,275	5,939	—	11,829	9,586	—
Junior lien	11,639	1,590	—	10,427	1,337	—
Total consumer real estate	19,914	7,529	—	22,256	10,923	—
Commercial:
Commercial real estate	43,583	43,495	—	4,275	4,208	—
Commercial business	4,470	2,880	—	1,328	1,325	—
Total commercial	48,053	46,375	—	5,603	5,533	—
Inventory finance	1,607	1,607	—	911	912	—
Auto finance	17,573	12,318	—	15,071	10,770	—
Other	363	—	—	329	—	—
Total impaired loans and leases without an allowance recorded	87,510	67,829	—	44,170	28,138	—
Total impaired loans and leases	$240,445	$215,316	$25,359	$175,828	$151,593	$30,047

The average balance of impaired loans and leases and interest income recognized on impaired loans and leases for the second quarter and first six months of 2019 and the average loan balance of impaired loans and interest income recognized on impaired loans for the same periods in 2018 were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In thousands)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized	Average Loan and Lease Balance	Interest Income Recognized	Average Loan Balance	Interest Income Recognized
Impaired loans and leases with an allowance recorded:
Consumer real estate:
First mortgage lien	$72,145	$734	$70,964	$617	$70,337	$1,210	$71,522	$1,271
Junior lien	29,330	235	26,998	290	27,007	471	27,170	595
Total consumer real estate	101,475	969	97,962	907	97,344	1,681	98,692	1,866
Commercial:
Commercial real estate	4,422	52	5,894	—	4,452	69	5,965	—
Commercial business	5,065	—	7,269	31	6,285	—	7,557	117
Total commercial	9,487	52	13,163	31	10,737	69	13,522	117
Leasing and equipment finance	28,881	41	16,168	48	22,624	85	16,445	54
Inventory finance	616	—	1,339	8	4,154	6	1,394	31
Auto finance	722	—	615	—	611	—	758	—
Other	1	—	3	—	1	—	3	—
Total impaired loans and leases with an allowance recorded	141,182	1,062	129,250	994	135,471	1,841	130,814	2,068
Impaired loans and leases without an allowance recorded:
Consumer real estate:
First mortgage lien	12,406	35	10,389	173	7,762	342	10,415	356
Junior lien	1,800	24	1,607	53	1,464	75	1,618	108
Total consumer real estate	14,206	59	11,996	226	9,226	417	12,033	464
Commercial:
Commercial real estate	32,090	378	4,386	58	23,852	650	4,421	116
Commercial business	1,530	—	—	—	2,101	—	—	—
Total commercial	33,620	378	4,386	58	25,953	650	4,421	116
Inventory finance	1,141	37	1,518	48	1,260	92	1,711	105
Auto finance	12,534	81	8,084	65	11,544	172	7,926	134
Total impaired loans and leases without an allowance recorded	61,501	555	25,984	397	47,983	1,331	26,091	819
Total impaired loans and leases	$202,683	$1,617	$155,234	$1,391	$183,454	$3,172	$156,905	$2,887

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
Other real estate owned	$11,964	$17,403
Repossessed and returned assets	11,904	14,574
Consumer real estate loans in process of foreclosure	13,079	15,540

Other real estate owned and repossessed and returned assets were written down $1.3 million and $3.1 million during the second quarter and first six months of 2019, respectively, and $0.8 million and $2.0 million during the same periods in 2018.

Note 8. Operating Lease Right-of-Use Assets and Liabilities

Operating lease right-of-use assets, included in other assets, were $81.8 million at June 30, 2019.

Operating lease liabilities, included in accrued expenses and other liabilities, were $101.3 million at June 30, 2019. Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2019 were as follows:

(In thousands)
2019	$14,542
2020	25,143
2021	16,812
2022	12,471
2023	10,790
Thereafter	31,696
Total undiscounted future minimum operating lease payments	111,454
Discount	(10,159)
Total operating lease liabilities	$101,295

The weighted-average discount rate and remaining lease term for operating leases were as follows:

At June 30, 2019
Weighted-average discount rate	2.85%
Weighted-average remaining lease term (years)	5.9

The components of total lease cost for operating leases, included in occupancy and equipment non-interest expense, were as follows:

	Quarter Ended	Six Months Ended
(In thousands)	June 30, 2019
Lease expense	$9,222	$18,121
Short-term and variable lease cost	46	91
Sublease income	(335)	(742)
Total lease cost for operating leases	$8,933	$17,470

Note 9. Long-term Borrowings

Long-term borrowings were as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
FHLB advances	$1,100,000	$1,100,000
Subordinated bank notes	408,921	253,391
Discounted lease rentals	105,530	92,976
Capital lease obligation	3,080	3,105
Total long-term borrowings	$1,617,531	$1,449,472

On June 27, 2019, TCF Bank priced an offering of $150.0 million of fixed-to-floating rate subordinated notes, which closed on July 2, 2019 at par. The fixed-to-floating rate subordinated notes, due July 2, 2029, bear an initial interest rate of 4.125% per annum, payable semi-annually in arrears on January 2 and July 2, commencing on January 2, 2020. The subordinated notes are redeemable at TCF Bank's option beginning on July 2, 2024. Effective July 2, 2024, unless the notes are redeemed, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 237.5 basis points, payable quarterly in arrears on January 2, April 2, July 2 and October 2, commencing on October 2, 2024. TCF Bank incurred issuance costs of approximately $1.4 million that are amortized as interest expense over the full term of the notes using the effective interest method.

At June 30, 2019, TCF Bank had pledged loans secured by consumer and commercial real estate and FHLB stock with an aggregate carrying value of $4.6 billion as collateral for FHLB advances. At June 30, 2019, $1.1 billion of the long-term FHLB advances outstanding were prepayable at TCF's option.

Note 10.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $227.1 million at June 30, 2019, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At June 30,	At December 31,	At June 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement
(Dollars in thousands)	2019	2018	2019	2018
Regulatory Capital:
Common equity Tier 1 capital	$2,305,706	$2,224,183	$2,307,194	$2,282,013
Tier 1 capital	2,495,178	2,408,393	2,332,052	2,300,472
Total capital	2,811,347	2,750,581	2,674,491	2,675,347

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.99%	10.82%	11.00%	11.10%	6.50%	7.00%
Tier 1 risk-based capital ratio	11.90	11.72	11.12	11.19	8.00	8.50
Total risk-based capital ratio	13.41	13.38	12.76	13.01	10.00	10.50
Tier 1 leverage ratio	10.27	10.44	9.59	9.97	5.00	4.00

Note 11.  Stock Compensation

TCF's restricted stock award transactions under the TCF Financial 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") and the TCF Financial Incentive Stock Program were as follows:

	Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	2,289,446	$16.70
Granted	520,470	20.77
Forfeited/canceled	(249,895)	17.19
Vested	(646,209)	16.89
Outstanding at June 30, 2019	1,913,812	17.68

At June 30, 2019, there were 114,049 shares of performance-based restricted stock awards outstanding that will vest only if certain performance goals and service conditions are achieved. Failure to achieve the performance goals and service conditions will result in all or a portion of the shares being forfeited. Unrecognized stock compensation expense for restricted stock awards was $21.6 million with a weighted-average remaining amortization period of 1.7 years at June 30, 2019.

At June 30, 2019, there were 331,155 performance-based restricted stock units granted and outstanding under the Omnibus Incentive Plan that will vest only if certain performance goals are achieved. The number of restricted stock units granted was at target and the number of shares that will be issued when the restricted stock units vest will depend on actual performance with a maximum total payout of 150% of target. Failure to achieve the performance goals will result in all or a portion of the restricted stock units being forfeited. The remaining weighted-average performance period of the restricted stock units was 1.9 years at June 30, 2019.

Compensation expense for restricted stock awards and restricted stock units was $2.4 million and $3.9 million for the second quarter and first six months of 2019, respectively, and $3.8 million and $9.6 million for the same periods in 2018.

Note 12.  Employee Benefit Plans

The net periodic benefit plan (income) cost included in other non-interest expense for the TCF Cash Balance Pension Plan (the "Pension Plan") and the Postretirement Plan were as follows:

	Pension Plan
	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest cost	$264	$246	$528	$492
Return on plan assets	(137)	(132)	(274)	(264)
Net periodic benefit plan (income) cost	$127	$114	$254	$228

	Postretirement Plan
	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest cost	$30	$27	$60	$55
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$19	$16	$37	$32

TCF made no cash contributions to the Pension Plan during the second quarter and first six months of 2019 and 2018. TCF contributed $0.1 million and $0.2 million to the Postretirement Plan during the second quarter and first six months of 2019 and 2018, respectively.

Note 13.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At June 30, 2019
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$—	$182
Forward foreign exchange contracts	170,229	—	2,158
Total derivatives designated as hedging instruments		—	2,340
Derivatives not designated as hedging instruments:
Interest rate contracts	1,343,752	30,861	3,305
Forward foreign exchange contracts	238,274	—	3,063
Interest rate lock commitments	80,715	1,415	13
Other contracts	13,020	—	435
Total derivatives not designated as hedging instruments		32,276	6,816
Total derivatives before netting		32,276	9,156
Netting(1)		(3,231)	(8,687)
Total derivatives, net		$29,045	$469

	At December 31, 2018
		Fair Value
(In thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$150,000	$393	$—
Forward foreign exchange contracts	157,271	2,980	—
Total derivatives designated as hedging instruments		3,373	—
Derivatives not designated as hedging instruments:
Interest rate contracts	1,095,449	7,516	3,732
Forward foreign exchange contracts	254,274	3,709	13
Interest rate lock commitments	28,007	652	28
Other contracts	13,020	—	583
Total derivatives not designated as hedging instruments		11,877	4,356
Total derivatives before netting		15,250	4,356
Netting(1)		(6,982)	(991)
Total derivatives, net		$8,268	$3,365

(1)	Includes balance sheet netting of derivative asset and derivative liability balances, related cash collateral and portfolio level counterparty valuation adjustments.

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

	At June 30, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$30,861	$(3,231)	$27,630
Interest rate lock commitments	1,415	—	1,415
Total derivative assets	$32,276	$(3,231)	$29,045
Derivative liabilities:
Interest rate contracts	$3,487	$(3,217)	$270
Forward foreign exchange contracts	5,221	(5,035)	186
Interest rate lock commitments	13	—	13
Other contracts	435	(435)	—
Total derivative liabilities	$9,156	$(8,687)	$469

	At December 31, 2018
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets:
Interest rate contracts	$7,909	$(395)	$7,514
Forward foreign exchange contracts	6,689	(6,587)	102
Interest rate lock commitments	652	—	652
Total derivative assets	$15,250	$(6,982)	$8,268
Derivative liabilities:
Interest rate contracts	$3,732	$(395)	$3,337
Forward foreign exchange contracts	13	(13)	—
Interest rate lock commitments	28	—	28
Other contracts	583	(583)	—
Total derivative liabilities	$4,356	$(991)	$3,365

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest Rate Contract TCF Bank entered into an interest rate swap agreement which was designated as a fair value hedge of its contemporaneously issued subordinated debt with a stated maturity of 2025. The interest rate swap agreement effectively converts the fixed interest rate to a floating rate based on the three-month LIBOR plus a fixed number of basis points on the $150.0 million notional amount. The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At June 30, 2019	At December 31, 2018	At June 30, 2019	At December 31, 2018
Subordinated bank note - 2025	$151,152	$144,296	$2,582	$(4,165)

The gain (loss) related to the fair value hedge and the line within the Consolidated Statements of Income where the gain (loss) was recorded were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Gain (loss) on fair value hedge:
Hedged item	$(4,137)	$1,325	$(6,747)	$5,131
Derivative designated as a hedging instrument	4,181	(1,598)	6,743	(5,456)
Income statement line where the gain (loss) on the fair value hedge was recorded:
Interest expense - borrowings	$16,077	$11,571	$30,935	$21,124

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Forward foreign exchange contracts	$(2,881)	$5,037	$(5,931)	$7,174

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	Location of Gain (Loss)	2019	2018	2019	2018
Interest rate contracts	Other non-interest income	$(735)	$7	$(1,543)	$106
Forward foreign exchange contracts	Other non-interest expense	(3,830)	2,812	(8,609)	11,756
Interest rate lock commitments	Gains on sales of loans, net	287	418	780	1,042
Other contracts	Other non-interest expense	—	18	—	18
Net gain (loss) recognized		$(4,278)	$3,255	$(9,372)	$12,922

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

At June 30, 2019 and December 31, 2018, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $30.5 million and $25.7 million, respectively. In the event TCF is rated less than BB- by Standard and Poor's, the contracts could be terminated or TCF may be required to provide approximately $0.6 million and $0.5 million in additional collateral at June 30, 2019 and December 31, 2018, respectively. There were $0.7 million of forward foreign exchange contracts containing credit risk-related features in a liability position at June 30, 2019 and none at December 31, 2018.

At June 30, 2019, TCF had posted $12.3 million, $5.6 million and $1.3 million of cash collateral related to its interest rate contracts, forward foreign exchange contracts and other contracts, respectively.

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

Derivative Instruments

Interest Rate Contracts TCF executes interest rate contracts with commercial banking customers to facilitate their respective risk management strategies. Certain of these interest rate contracts are simultaneously hedged by offsetting interest rate contracts TCF executes with a third party, minimizing TCF's net interest rate risk exposure resulting from such transactions. TCF also has an interest rate swap agreement to convert its $150.0 million of fixed-rate subordinated notes with a stated maturity of 2025 to floating rate debt. These derivative instruments are recorded at fair value. The fair value of these interest rate contracts, categorized as Level 2, is determined using a cash flow model which may consider the forward curve, the discount curve and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

The balances of assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

	At June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements through net income:
Assets:
Loans held for sale	$—	$—	$29,211	$29,211
Interest rate contracts(1)	—	30,861	—	30,861
Interest rate lock commitments(1)	—	—	1,415	1,415
Forward loan sales commitments	—	—	195	195
Assets held in trust for deferred compensation plans	38,070	—	—	38,070
Total assets	$38,070	$30,861	$30,821	$99,752
Liabilities:
Interest rate contracts(1)	$—	$3,487	$—	$3,487
Forward foreign exchange contracts(1)	—	3,063	—	3,063
Interest rate lock commitments(1)	—	—	13	13
Other contracts(1)	—	—	435	435
Forward loan sales commitments	—	—	340	340
Liabilities held in trust for deferred compensation plans	38,070	—	—	38,070
Total liabilities	$38,070	$6,550	$788	$45,408
Recurring fair value measurements through other comprehensive income:
Assets:
Debt securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$2,949,523	$—	$2,949,523
Other	—	—	3	3
Obligations of states and political subdivisions	—	160,277	—	160,277
Interest-only strips	—	—	15,236	15,236
Total assets	$—	$3,109,800	$15,239	$3,125,039
Liabilities:
Forward foreign exchange contracts(1)	$—	$2,158	$—	$2,158
Total liabilities	$—	$2,158	$—	$2,158
Non-recurring fair value measurements:
Loans and leases	$—	$—	$73,717	$73,717
Other real estate owned	—	—	7,858	7,858
Repossessed and returned assets	—	5,953	2,177	8,130
Total non-recurring fair value measurements	$—	$5,953	$83,752	$89,705

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

Management assesses the appropriate classification of financial assets and liabilities within the fair value hierarchy by monitoring the level of available observable market information. Changes in markets or economic conditions, as well as changes to Company valuation models, may require the transfer of financial instruments from one fair value level to another. Such transfers, if any, are recorded at the fair values as of the beginning of the quarter in which the transfers occurred. TCF had no transfers during the second quarter and first six months of 2019 and 2018.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Other Contracts	Forward Loan Sales Commitments
At or For the Quarter Ended June 30, 2019:
Asset (liability) balance, beginning of period	$4	$9,863	$16,163	$1,117	$(510)	$(118)
Total net gains (losses) included in:
Net income	—	700	653	285	—	(27)
Other comprehensive income (loss)	—	—	25	—	—	—
Sales	—	(91,255)	—	—	—	—
Originations	—	109,904	708	—	—	—
Principal paydowns / settlements	(1)	(1)	(2,313)	—	75	—
Asset (liability) balance, end of period	$3	$29,211	$15,236	$1,402	$(435)	$(145)
At or For the Quarter Ended June 30, 2018:
Asset (liability) balance, beginning of period	$5	$9,058	$21,851	$558	$(538)	$144
Total net gains (losses) included in:
Net income	—	341	850	300	18	(34)
Other comprehensive income (loss)	—	—	(8)	—	—	—
Sales	—	(75,134)	—	—	—	—
Originations	—	84,294	550	—	—	—
Principal paydowns / settlements	(1)	(5)	(3,356)	—	79	—
Asset (liability) balance, end of period	$4	$18,554	$19,887	$858	$(441)	$110

(In thousands)	Debt Securities Available for Sale	Loans Held for Sale	Interest-only Strips	Interest Rate Lock Commitments	Other Contracts	Forward Loan Sales Commitments
At or For the Six Months Ended June 30, 2019:
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	—	534	1,365	778	—	(119)
Other comprehensive income (loss)	—	—	311	—	—	—
Sales	—	(164,693)	—	—	—	—
Originations	—	175,304	1,552	—	—	—
Principal paydowns / settlements	(1)	(4)	(4,827)	—	148	—
Asset (liability) balance, end of period	$3	$29,211	$15,236	$1,402	$(435)	$(145)
At or For the Six Months Ended June 30, 2018:
Asset (liability) balance, beginning of period	$6	$3,356	$21,386	$223	$(615)	$63
Total net gains (losses) included in:
Net income	—	438	1,181	635	18	47
Other comprehensive income (loss)	—	—	769	—	—	—
Sales	—	(134,881)	—	—	—	—
Originations	—	149,649	3,849	—	—	—
Principal paydowns / settlements	(2)	(8)	(7,298)	—	156	—
Asset (liability) balance, end of period	$4	$18,554	$19,887	$858	$(441)	$110

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

(In thousands)	At June 30, 2019	At December 31, 2018
Fair value carrying amount	$29,211	$18,070
Aggregate unpaid principal amount	28,204	17,517
Fair value carrying amount less aggregate unpaid principal	$1,007	$553

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on non-accrual status at June 30, 2019 and December 31, 2018. The net gain from initial measurement of the correspondent lending loans held for sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $3.7 million and $5.9 million for the second quarter and first six months of 2019, respectively, and $2.5 million and $4.2 million for the same periods in 2018, and are included in net gains on sales of loans. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans.

Disclosures About Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2019 and December 31, 2018 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company's financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and excluding financial instruments recorded at fair value on a recurring basis, were as follows. This information represents only a portion of TCF's Consolidated Statements of Financial Condition and not the estimated value of the Company as a whole. Non-financial instruments such as the intangible value of TCF's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from TCF's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	At June 30, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$105,659	$—	$105,659	$—	$105,659
Debt securities held to maturity	144,919	—	147,157	3,621	150,778
Loans held for sale	44,774	—	—	45,798	45,798
Loans:
Consumer real estate	5,293,165	—	—	5,385,743	5,385,743
Commercial real estate	3,262,288	—	—	3,220,395	3,220,395
Commercial business	923,523	—	—	892,509	892,509
Equipment finance	2,244,172	—	—	2,227,545	2,227,545
Inventory finance	3,404,214	—	—	3,387,976	3,387,976
Auto finance	1,456,138	—	—	1,427,066	1,427,066
Other	18,341	—	—	16,361	16,361
Allowance for loan losses(1)	(146,503)	—	—	—	—
Securitization receivable(2)	19,560	—	—	19,244	19,244
Total financial instrument assets	$16,770,250	$—	$252,816	$16,626,258	$16,879,074
Financial instrument liabilities:
Deposits	$19,112,387	$14,507,060	$4,644,408	$—	$19,151,468
Long-term borrowings	1,617,531	—	1,628,729	—	1,628,729
Total financial instrument liabilities	$20,729,918	$14,507,060	$6,273,137	$—	$20,780,197
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,772	$—	$18,772	$—	$18,772
Standby letters of credit	(35)	—	(35)	—	(35)
Total financial instruments with off-balance sheet risk	$18,737	$—	$18,737	$—	$18,737

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

	At December 31, 2018
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets:
Investments	$91,654	$—	$91,654	$—	$91,654
Debt securities held to maturity	148,852	—	146,467	2,800	149,267
Loans held for sale	72,594	—	—	74,078	74,078
Loans:
Consumer real estate	5,410,340	—	—	5,461,209	5,461,209
Commercial real estate	2,908,147	—	—	2,872,829	2,872,829
Commercial business	943,156	—	—	890,828	890,828
Equipment finance	2,169,577	—	—	2,131,147	2,131,147
Inventory finance	3,107,356	—	—	3,091,593	3,091,593
Auto finance	1,982,277	—	—	1,935,017	1,935,017
Other	21,295	—	—	16,928	16,928
Allowance for loan losses(1)	(157,446)	—	—	—	—
Securitization receivable(2)	19,432	—	—	19,025	19,025
Total financial instrument assets	$16,717,234	$—	$238,121	$16,495,454	$16,733,575
Financial instrument liabilities:
Deposits	$18,903,686	$14,113,006	$4,820,442	$—	$18,933,448
Long-term borrowings	1,449,472	—	1,451,550	—	1,451,550
Total financial instrument liabilities	$20,353,158	$14,113,006	$6,271,992	$—	$20,384,998
Financial instruments with off-balance sheet risk:(3)
Commitments to extend credit	$18,555	$—	$18,555	$—	$18,555
Standby letters of credit	(77)	—	(77)	—	(77)
Total financial instruments with off-balance sheet risk	$18,478	$—	$18,478	$—	$18,478

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Positive amounts represent assets, negative amounts represent liabilities.

Note 15.  Earnings Per Common Share

The computations of basic and diluted earnings per common share and the anti-dilutive shares outstanding not included in the computation of diluted earnings per share were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per common share:
Net income attributable to TCF Financial Corporation	$90,427	$58,749	$160,921	$132,510
Preferred stock dividends	2,494	2,494	4,987	6,600
Impact of preferred stock redemption(1)	—	—	—	3,481
Net income available to common stockholders	87,933	56,255	155,934	122,429
Less: Earnings allocated to participating securities	17	8	30	17
Earnings allocated to common stock	$87,916	$56,247	$155,904	$122,412

Weighted-average common shares outstanding used in basic earnings per common share calculation	161,973,864	165,728,591	161,919,867	167,110,343
Basic earnings per common share	$0.54	$0.34	$0.96	$0.73

Diluted earnings per common share:
Earnings allocated to common stock	$87,916	$56,247	$155,904	$122,412

Weighted-average common shares outstanding used in basic earnings per common share calculation	161,973,864	165,728,591	161,919,867	167,110,343
Net dilutive effect of:
Non-participating restricted stock	331,290	547,182	444,301	639,468
Stock options	—	—	—	4,742
Warrants	—	581,867	—	709,993
Weighted-average common shares outstanding used in diluted earnings per common share calculation	162,305,154	166,857,640	162,364,168	168,464,546
Diluted earnings per common share	$0.54	$0.34	$0.96	$0.73

Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share:
Non-participating restricted stock	1,041,368	846,626	1,012,373	846,626

(1)	Represents the amount of deferred stock issuance costs originally recorded in preferred stock that were reclassified to retained earnings.

Note 16. Other Non-interest Expense

Other non-interest expense was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Advertising and marketing	$5,273	$7,104	$12,128	$14,401
Outside processing	5,917	5,648	11,391	10,884
Professional fees	5,385	4,765	10,913	10,086
Card processing and issuance costs	4,183	4,212	8,691	8,669
Consumer Financial Protection Bureau and OCC settlement charge	—	32,000	—	32,000
Other	34,087	35,222	68,159	72,347
Total other non-interest expense	$54,845	$88,951	$111,282	$148,387

Note 17. Reportable Segments

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

TCF evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable segments follow GAAP as described in Note 1. Basis of Presentation, except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation and presenting net interest income on a fully tax-equivalent basis. TCF generally accounts for inter-segment sales and transfers at cost.

Certain information for each of TCF's reportable segments, including reconciliations of TCF's consolidated totals, was as follows:

	At or For the Quarter Ended June 30, 2019
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$100,909	$179,576	$(1,038)	$279,447
Debt securities available for sale	—	—	22,325	22,325
Debt securities held to maturity	—	27	897	924
Loans held for sale and other	1,378	147	2,722	4,247
Funds transfer pricing - credits	117,940	10,632	(128,572)	—
Total interest income	220,227	190,382	(103,666)	306,943
Interest expense:
Deposits	30,072	4,109	6,361	40,542
Borrowings	6,908	27,735	(18,566)	16,077
Funds transfer pricing - charges	47,818	62,878	(110,696)	—
Total interest expense	84,798	94,722	(122,901)	56,619
Net interest income (expense)	135,429	95,660	19,235	250,324
Provision for credit losses	4,830	8,739	—	13,569
Net interest income (expense) after provision for credit losses	130,599	86,921	19,235	236,755
Non-interest income:
Leasing and equipment finance	—	42,126	—	42,126
Fees and service charges	29,720	2,757	—	32,477
Card revenue	15,612	20	—	15,632
ATM revenue	4,862	1	—	4,863
Gains on sales of loans, net	10,823	5	—	10,828
Servicing fee income	4,327	196	—	4,523
Gains (losses) on debt securities, net	—	—	1,066	1,066
Other	2,105	(204)	35	1,936
Total non-interest income	67,449	44,901	1,101	113,451
Non-interest expense:
Compensation and employee benefits	50,555	24,157	39,657	114,369
Occupancy and equipment	26,699	4,680	10,449	41,828
Lease financing equipment depreciation	—	19,133	—	19,133
Foreclosed real estate and repossessed assets, net	2,733	1,356	(1,641)	2,448
Merger-related expenses	111	31	4,084	4,226
Other	72,003	32,193	(49,351)	54,845
Total non-interest expense	152,101	81,550	3,198	236,849
Income (loss) before income tax expense (benefit)	45,947	50,272	17,138	113,357
Income tax expense (benefit)	10,762	10,549	(1,997)	19,314
Income (loss) after income tax expense (benefit)	35,185	39,723	19,135	94,043
Income attributable to non-controlling interest	—	3,616	—	3,616
Preferred stock dividends	—	—	2,494	2,494
Net income (loss) available to common stockholders	$35,185	$36,107	$16,641	$87,933
Revenues from external customers:
Interest income	$102,287	$178,712	$25,944	$306,943
Non-interest income	67,449	44,901	1,101	113,451
Total	$169,736	$223,613	$27,045	$420,394

Total assets	$7,571,638	$13,007,356	$4,047,836	$24,626,830

	At or For the Quarter Ended June 30, 2018
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$107,559	$162,665	$(944)	$269,280
Debt securities available for sale	—	—	12,516	12,516
Debt securities held to maturity	—	24	974	998
Loans held for sale and other	1,685	24	1,820	3,529
Funds transfer pricing - credits	100,307	8,180	(108,487)	—
Total interest income	209,551	170,893	(94,121)	286,323
Interest expense:
Deposits	18,415	1,797	3,741	23,953
Borrowings	11,282	20,887	(20,598)	11,571
Funds transfer pricing - charges	40,399	49,838	(90,237)	—
Total interest expense	70,096	72,522	(107,094)	35,524
Net interest income (expense)	139,455	98,371	12,973	250,799
Provision for credit losses	10,889	3,347	—	14,236
Net interest income (expense) after provision for credit losses	128,566	95,024	12,973	236,563
Non-interest income:
Leasing and equipment finance	—	42,904	—	42,904
Fees and service charges	29,141	3,529	—	32,670
Card revenue	14,947	15	—	14,962
ATM revenue	4,933	—	—	4,933
Gains on sales of loans, net	7,192	—	—	7,192
Servicing fee income	7,046	438	—	7,484
Gains (losses) on debt securities, net	—	24	—	24
Other	3,102	477	355	3,934
Total non-interest income	66,361	47,387	355	114,103
Non-interest expense:
Compensation and employee benefits	52,677	23,199	44,699	120,575
Occupancy and equipment	26,248	5,046	9,417	40,711
Lease financing equipment depreciation	—	17,945	—	17,945
Foreclosed real estate and repossessed assets, net	3,289	568	—	3,857
Other	104,502	29,800	(45,351)	88,951
Total non-interest expense	186,716	76,558	8,765	272,039
Income (loss) before income tax expense (benefit)	8,211	65,853	4,563	78,627
Income tax expense (benefit)	2,165	14,251	2	16,418
Income (loss) after income tax expense (benefit)	6,046	51,602	4,561	62,209
Income attributable to non-controlling interest	—	3,460	—	3,460
Preferred stock dividends	—	—	2,494	2,494
Net income (loss) available to common stockholders	$6,046	$48,142	$2,067	$56,255
Revenues from external customers:
Interest income	$109,244	$161,769	$15,310	$286,323
Non-interest income	66,361	47,387	355	114,103
Total	$175,605	$209,156	$15,665	$400,426

Total assets	$8,251,761	$11,899,208	$3,033,493	$23,184,462

	At or For the Six Months Ended June 30, 2019
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$206,668	$354,421	$(2,048)	$559,041
Debt securities available for sale	—	—	41,140	41,140
Debt securities held to maturity	—	49	1,410	1,459
Loans held for sale and other	3,047	289	5,212	8,548
Funds transfer pricing - credits	231,673	21,584	(253,257)	—
Total interest income	441,388	376,343	(207,543)	610,188
Interest expense:
Deposits	56,679	8,252	13,091	78,022
Borrowings	14,841	53,971	(37,877)	30,935
Funds transfer pricing - charges	96,432	122,602	(219,034)	—
Total interest expense	167,952	184,825	(243,820)	108,957
Net interest income (expense)	273,436	191,518	36,277	501,231
Provision for credit losses	12,124	11,567	—	23,691
Net interest income (expense) after provision for credit losses	261,312	179,951	36,277	477,540
Non-interest income:
Leasing and equipment finance	—	83,265	—	83,265
Fees and service charges	57,514	6,287	—	63,801
Card revenue	29,838	37	—	29,875
ATM revenue	9,301	2	—	9,303
Gains on sales of loans, net	18,795	5	—	18,800
Servicing fee income	9,151	482	—	9,633
Gains (losses) on debt securities, net	—	4	1,513	1,517
Other	4,698	(505)	90	4,283
Total non-interest income	129,297	89,577	1,603	220,477
Non-interest expense:
Compensation and employee benefits	102,333	51,847	81,746	235,926
Occupancy and equipment	53,117	9,607	20,841	83,565
Lease financing equipment depreciation	—	38,389	—	38,389
Foreclosed real estate and repossessed assets, net	6,477	2,242	(1,641)	7,078
Merger-related expenses	111	31	13,542	13,684
Other	145,848	63,583	(98,149)	111,282
Total non-interest expense	307,886	165,699	16,339	489,924
Income (loss) before income tax expense (benefit)	82,723	103,829	21,541	208,093
Income tax expense (benefit)	19,324	22,487	(1,210)	40,601
Income (loss) after income tax expense (benefit)	63,399	81,342	22,751	167,492
Income attributable to non-controlling interest	—	6,571	—	6,571
Preferred stock dividends	—	—	4,987	4,987
Net income (loss) available to common stockholders	$63,399	$74,771	$17,764	$155,934
Revenues from external customers:
Interest income	$209,715	$352,711	$47,762	$610,188
Non-interest income	129,297	89,577	1,603	220,477
Total	$339,012	$442,288	$49,365	$830,665

Total assets	$7,571,638	$13,007,356	$4,047,836	$24,626,830

	At or For the Six Months Ended June 30, 2018
(In thousands)	Consumer Banking	Wholesale Banking	Enterprise Services	Consolidated
Interest income:
Loans and leases	$217,319	$314,190	$(1,854)	$529,655
Debt securities available for sale	—	—	22,639	22,639
Debt securities held to maturity	—	47	1,970	2,017
Loans held for sale and other	3,742	45	3,487	7,274
Funds transfer pricing - credits	196,889	15,928	(212,817)	—
Total interest income	417,950	330,210	(186,575)	561,585
Interest expense:
Deposits	36,270	3,231	6,962	46,463
Borrowings	23,689	38,285	(40,850)	21,124
Funds transfer pricing - charges	78,628	94,723	(173,351)	—
Total interest expense	138,587	136,239	(207,239)	67,587
Net interest income (expense)	279,363	193,971	20,664	493,998
Provision for credit losses	19,778	5,826	—	25,604
Net interest income (expense) after provision for credit losses	259,585	188,145	20,664	468,394
Non-interest income:
Leasing and equipment finance	—	84,751	—	84,751
Fees and service charges	57,738	5,683	—	63,421
Card revenue	28,697	24	—	28,721
ATM revenue	9,582	1	—	9,583
Gains on sales of loans, net	16,315	—	—	16,315
Servicing fee income	14,972	807	—	15,779
Gains (losses) on debt securities, net	—	87	—	87
Other	6,167	1,084	399	7,650
Total non-interest income	133,471	92,437	399	226,307
Non-interest expense:
Compensation and employee benefits	107,907	47,487	89,021	244,415
Occupancy and equipment	52,116	9,953	19,156	81,225
Lease financing equipment depreciation	—	35,219	—	35,219
Foreclosed real estate and repossessed assets, net	7,548	1,218	7	8,773
Other	180,611	59,053	(91,277)	148,387
Total non-interest expense	348,182	152,930	16,907	518,019
Income (loss) before income tax expense (benefit)	44,874	127,652	4,156	176,682
Income tax expense (benefit)	10,988	28,128	(1,067)	38,049
Income (loss) after income tax expense (benefit)	33,886	99,524	5,223	138,633
Income attributable to non-controlling interest	—	6,123	—	6,123
Preferred stock dividends	—	—	6,600	6,600
Impact of notice to redeem preferred stock	—	—	3,481	3,481
Net income (loss) available to common stockholders	$33,886	$93,401	$(4,858)	$122,429
Revenues from external customers:
Interest income	$221,061	$312,428	$28,096	$561,585
Non-interest income	133,471	92,437	399	226,307
Total	$354,532	$404,865	$28,495	$787,892

Total assets	$8,251,761	$11,899,208	$3,033,493	$23,184,462

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

As previously disclosed, in connection with TCF's planned merger with Chemical, purported stockholders of TCF filed five putative class action lawsuits and individual lawsuits against TCF and members of TCF's board of directors (collectively, the "Actions"). Three of these lawsuits were filed in the United States District Court for the District of Delaware: Wang v. TCF Financial Corporation et al., 1:19-cv-00661 (filed on April 9, 2019), Parshall v. TCF Financial Corporation et al., 1:19-cv-00663 (filed on April 10, 2019) and White v. TCF Financial Corporation et al., 1:19-cv-00683 (filed on April 12, 2019). One lawsuit was filed in the United States District Court for the Southern District of New York: Harrelson v. TCF Financial Corporation et al., 1:19-cv-03183 (filed on April 10, 2019). And one lawsuit was filed in the Delaware Court of Chancery: Nelson v. TCF Financial Corporation et al., 2019-0335-JTL (filed on May 6, 2019). In general, the Actions asserted claims against TCF and TCF's board of directors, alleging, among other things, that the defendants misstated or failed to disclose certain allegedly material information in the definitive joint proxy statement/prospectus relating to the merger that Chemical and TCF filed with the SEC on May 3, 2019.

TCF believes that the allegations in the Actions were without merit; however, to avoid the costs, risks, nuisance and uncertainties inherent in litigation, TCF voluntarily provided supplemental disclosures related to the merger as set forth in TCF's Current Report on Form 8-K dated May 28, 2019. Plaintiffs in the Actions dismissed their respective complaints with prejudice as to their individual claims and without prejudice to the claims of the members of the putative class. In dismissing the Actions, plaintiffs reserved the right to seek an award of attorneys' fees from the court.

Note 19.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Quarter Ended June 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$41,399	$(10,077)	$31,322	$(6,543)	$1,634	$(4,909)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	281	(69)	212	271	(68)	203
Gains (losses) on debt securities, net	(1,066)	259	(807)	—	—	—
Other non-interest expense	(135)	33	(102)	(132)	32	(100)
Amounts reclassified from accumulated other comprehensive income (loss)	(920)	223	(697)	139	(36)	103
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	40,479	(9,854)	30,625	(6,404)	1,598	(4,806)
Net unrealized gains (losses) on net investment hedges	(2,881)	702	(2,179)	5,037	(1,258)	3,779
Foreign currency translation adjustment(1)	3,415	—	3,415	(4,925)	—	(4,925)
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(11)	3	(8)	(11)	3	(8)
Total other comprehensive income (loss)	$41,002	$(9,149)	$31,853	$(6,303)	$343	$(5,960)

	Six Months Ended June 30,
	2019			2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on debt securities available for sale and interest-only strips:
Net unrealized gains (losses) arising during the period	$90,027	$(21,913)	$68,114	$(44,435)	$11,172	$(33,263)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	1,651	(402)	1,249	547	(137)	410
Gains (losses) on debt securities, net	(1,513)	368	(1,145)	—	—	—
Other non-interest expense	(297)	72	(225)	305	(77)	228
Amounts reclassified from accumulated other comprehensive income (loss)	(159)	38	(121)	852	(214)	638
Net unrealized gains (losses) on debt securities available for sale and interest-only strips	89,868	(21,875)	67,993	(43,583)	10,958	(32,625)
Net unrealized gains (losses) on net investment hedges	(5,931)	1,444	(4,487)	7,174	(1,791)	5,383
Foreign currency translation adjustment(1)	6,982	—	6,982	(7,035)	—	(7,035)
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to Other non-interest expense	(23)	7	(16)	(23)	6	(17)
Total other comprehensive income (loss)	$90,896	$(20,424)	$70,472	$(43,467)	$9,173	$(34,294)

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Quarter Ended June 30, 2019:
Balance, beginning of period	$9,346	$12,678	$(16,644)	$101	$5,481
Other comprehensive income (loss)	31,322	(2,179)	3,415	—	32,558
Amounts reclassified from accumulated other comprehensive income (loss)	(697)	—	—	(8)	(705)
Net other comprehensive income (loss)	30,625	(2,179)	3,415	(8)	31,853
Balance, end of period	$39,971	$10,499	$(13,229)	$93	$37,334
At or For the Quarter Ended June 30, 2018:
Balance, beginning of period	$(44,172)	$6,140	$(8,953)	$134	$(46,851)
Other comprehensive income (loss)	(4,909)	3,779	(4,925)	—	(6,055)
Amounts reclassified from accumulated other comprehensive income (loss)	103	—	—	(8)	95
Net other comprehensive income (loss)	(4,806)	3,779	(4,925)	(8)	(5,960)
Balance, end of period	$(48,978)	$9,919	$(13,878)	$126	$(52,811)

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities Available for Sale and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Six Months Ended June 30, 2019:
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	68,114	(4,487)	6,982	—	70,609
Amounts reclassified from accumulated other comprehensive income (loss)	(121)	—	—	(16)	(137)
Net other comprehensive income (loss)	67,993	(4,487)	6,982	(16)	70,472
Balance, end of period	$39,971	$10,499	$(13,229)	$93	$37,334
At or For the Six Months Ended June 30, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(33,263)	5,383	(7,035)	—	(34,915)
Amounts reclassified from accumulated other comprehensive income (loss)	638	—	—	(17)	621
Net other comprehensive income (loss)	(32,625)	5,383	(7,035)	(17)	(34,294)
Balance, end of period	$(48,978)	$9,919	$(13,878)	$126	$(52,811)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Company"), a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. Its principal subsidiary, TCF National Bank ("TCF Bank"), is headquartered in Sioux Falls, South Dakota. At June 30, 2019, TCF Bank operated 312 bank branches in Illinois, Minnesota, Michigan, Colorado, Wisconsin, Arizona and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer banking services, commercial banking services, commercial leasing and equipment financing, and commercial inventory financing.

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

Net interest income, the difference between interest income earned on loans and leases, debt securities, investments and other interest-earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 68.8% and 69.5% of TCF's total revenue for the second quarter and first six months of 2019, respectively, compared with 68.7% and 68.6% for the same periods in 2018. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities. TCF manages the risk of changes in interest rates on its net interest income through a management Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

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

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the second quarter and first six months of 2019 and 2018 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Proposed Merger with Chemical Financial Corporation On January 27, 2019, TCF entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chemical Financial Corporation ("Chemical"), a financial holding company headquartered in Detroit, Michigan, with $22.5 billion in assets at June 30, 2019. Upon closing of the merger, Chemical will continue as the surviving company and will be renamed TCF Financial Corporation. All shares of its common and preferred stock will be listed on the NASDAQ Stock Market®. All regulatory and shareholder approvals for the merger have been received by TCF and Chemical and the merger is expected to close on August 1, 2019, subject to the satisfaction of customary closing conditions. Under the terms of the Merger Agreement, each outstanding share of TCF common stock will be converted into the right to receive, without interest, 0.5081 shares of Chemical common stock. Also, at the effective time of the merger, each outstanding share of the 5.70% Series C non-cumulative perpetual preferred stock of TCF will be converted into the right to receive, without interest, one share of a newly created series of preferred stock of Chemical with equivalent rights and preferences.

Results of Operations

Performance Summary TCF reported net income of $90.4 million and $160.9 million for the second quarter and first six months of 2019, respectively, compared with $58.7 million and $132.5 million for the same periods in 2018. TCF reported diluted earnings per common share of 54 cents and 96 cents for the second quarter and first six months of 2019, respectively, compared with 34 cents and 73 cents for the same periods in 2018. Diluted earnings per common share for both the second quarter and first six months of 2019 were impacted by merger-related expenses of 2 cents and 6 cents per common share, respectively, related to the proposed merger with Chemical. Diluted earnings per common share for both the second quarter and first six months of 2018 were impacted by a charge of 15 cents per common share related to the settlement with the Consumer Financial Protection Bureau (the "CFPB") and Office of the Comptroller of the Currency (the "OCC"). Additionally, diluted earnings per common share for the first six months of 2018 was impacted by a one-time reduction in net income available to common stockholders in the amount of 2 cents per common share related to the redemption of the 6.45% Series B non-cumulative perpetual preferred stock on March 1, 2018.

Return on average assets on a fully tax-equivalent basis was 1.54% and 1.38% for the second quarter and first six months of 2019, respectively, compared with 1.08% and 1.20% for the same periods in 2018. Return on average common equity ("ROACE") was 14.27% and 12.86% for the second quarter and first six months of 2019, respectively, compared with 9.72% and 10.48% for the same periods in 2018. Return on average tangible common equity ("ROATCE") was 15.46% and 13.96% for the second quarter and first six months of 2019, respectively, compared with 10.65% and 11.46% for the same periods in 2018. Adjusted ROATCE, which excludes merger-related expenses for the second quarter and first six months of 2019 and the settlement with the CFPB and OCC for the second quarter and first six months of 2018, was 16.02% and 14.89% for the second quarter and first six months of 2019, respectively, compared with 15.39% and 13.81% for the same periods in 2018. See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $250.3 million and $501.2 million for the second quarter and first six months of 2019, respectively, compared with $250.8 million and $494.0 million for the same periods in 2018. Net interest income represented 68.8% and 69.5% of TCF's total revenue for the second quarter and first six months of 2019, respectively, compared with 68.7% and 68.6% for the same periods in 2018. Interest income was $306.9 million and $610.2 million for the second quarter and first six months of 2019, respectively, compared with $286.3 million and $561.6 million for the same periods in 2018. The increases from both periods were primarily due to higher average balances and increased average yields on the variable- and adjustable rate loan portfolios and debt securities available for sale portfolio, and higher average balances of fixed-rate consumer real estate loans, partially offset by lower average balances of auto finance loans. Interest expense was $56.6 million and $109.0 million for the second quarter and first six months of 2019, respectively, compared with $35.5 million and $67.6 million for the same periods in 2018. The increases from both periods were primarily due to increased interest rates.

Net interest income on a fully tax-equivalent basis divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, non-interest bearing deposits and interest-bearing liabilities, (iv) the level of non-accrual loans and leases and other real estate owned and (v) the impact of modified loans and leases. Net interest margin was 4.43% and 4.49% for the second quarter and first six months of 2019, respectively, compared with 4.67% and 4.63% for the same periods in 2018. The decreases from both periods were primarily due to higher average rates on deposits, partially offset by higher average yields on the variable- and adjustable-rate loan portfolios. The decreases were also impacted by the partial reinvestment of the auto finance portfolio run-off into the available for sale mortgage-backed debt securities portfolio.

TCF's average balances, interest, and yields and rates on major categories of TCF's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis were as follows:

	Quarter Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$392,193	$3,651	3.71%	$309,120	$2,857	3.71%
Debt securities held to maturity	146,296	924	2.53	155,779	998	2.56
Debt securities available for sale:
Taxable	2,711,984	21,117	3.11	1,262,642	8,163	2.59
Tax-exempt(3)	222,534	1,530	2.75	828,131	5,510	2.66
Loans and leases held for sale	40,835	596	5.86	45,525	672	5.93
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,349,154	29,159	4.97	1,715,289	23,612	5.52
Variable- and adjustable-rate	2,985,714	50,673	6.81	3,026,310	48,331	6.41
Total consumer real estate	5,334,868	79,832	6.00	4,741,599	71,943	6.09
Commercial:
Fixed-rate	817,744	9,013	4.42	900,462	10,087	4.49
Variable- and adjustable-rate	3,168,127	44,843	5.68	2,802,059	38,044	5.45
Total commercial	3,985,871	53,856	5.42	3,702,521	48,131	5.21
Leasing and equipment finance	4,743,747	60,554	5.11	4,639,703	57,236	4.93
Inventory finance	3,588,051	64,967	7.26	3,299,996	57,138	6.94
Auto finance	1,575,715	21,121	5.38	2,695,943	35,632	5.30
Other	10,918	131	4.78	13,845	143	4.10
Total loans and leases	19,239,170	280,461	5.84	19,093,607	270,223	5.67
Total interest-earning assets	22,753,012	308,279	5.43	21,694,804	288,423	5.33
Other assets	1,730,810			1,430,621
Total assets	$24,483,822			$23,125,425
Liabilities and Equity:
Non-interest bearing deposits	$3,980,811			$3,879,048
Interest-bearing deposits:
Checking	2,479,814	440	0.07	2,460,709	119	0.02
Savings	6,452,510	12,314	0.77	5,542,565	3,736	0.27
Money market	1,430,556	4,588	1.29	1,572,560	2,620	0.67
Certificates of deposit	4,527,822	23,200	2.05	4,909,422	17,478	1.43
Total interest-bearing deposits	14,890,702	40,542	1.09	14,485,256	23,953	0.66
Total deposits	18,871,513	40,542	0.86	18,364,304	23,953	0.52
Borrowings:
Short-term borrowings	321,043	2,131	2.63	3,116	18	2.33
Long-term borrowings	1,657,527	13,946	3.34	1,531,389	11,553	3.02
Total borrowings	1,978,570	16,077	3.23	1,534,505	11,571	3.02
Total interest-bearing liabilities	16,869,272	56,619	1.34	16,019,761	35,524	0.89
Total deposits and borrowings	20,850,083	56,619	1.09	19,898,809	35,524	0.72
Accrued expenses and other liabilities	969,723			714,488
Total liabilities	21,819,806			20,613,297
Total TCF Financial Corporation stockholders' equity	2,634,386			2,483,474
Non-controlling interest in subsidiaries	29,630			28,654
Total equity	2,664,016			2,512,128
Total liabilities and equity	$24,483,822			$23,125,425
Net interest income and margin		$251,660	4.43		$252,899	4.67

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)	The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Investments and other	$379,513	$7,132	3.77%	$320,655	$5,633	3.54%
Debt securities held to maturity	146,922	1,459	1.99	157,450	2,017	2.56
Debt securities available for sale:
Taxable	2,418,221	37,248	3.08	1,123,017	13,976	2.49
Tax-exempt(3)	368,952	4,927	2.67	824,906	10,966	2.66
Loans and leases held for sale	47,980	1,416	5.94	54,261	1,641	6.09
Loans and leases:(4)
Consumer real estate:
Fixed-rate	2,350,946	59,046	5.05	1,750,765	48,225	5.55
Variable- and adjustable-rate	3,013,329	102,360	6.85	3,019,212	94,212	6.29
Total consumer real estate	5,364,275	161,406	6.06	4,769,977	142,437	6.02
Commercial:
Fixed-rate	817,498	18,077	4.46	915,784	20,684	4.55
Variable- and adjustable-rate	3,090,597	88,375	5.77	2,736,267	71,204	5.25
Total commercial	3,908,095	106,452	5.49	3,652,051	91,888	5.07
Leasing and equipment finance	4,699,969	119,775	5.10	4,665,144	113,643	4.87
Inventory finance	3,521,537	127,832	7.32	3,214,618	108,333	6.80
Auto finance	1,707,690	45,336	5.35	2,857,169	74,917	5.29
Other	11,298	264	4.69	14,145	290	4.13
Total loans and leases	19,212,864	561,065	5.88	19,173,104	531,508	5.58
Total interest-earning assets	22,574,452	613,247	5.46	21,653,393	565,741	5.26
Other assets	1,721,970			1,442,117
Total assets	$24,296,422			$23,095,510
Liabilities and Equity:
Non-interest bearing deposits	$3,950,447			$3,812,765
Interest-bearing deposits:
Checking	2,468,852	827	0.07	2,461,126	232	0.02
Savings	6,353,800	22,984	0.73	5,469,523	6,901	0.25
Money market	1,460,427	9,041	1.25	1,634,965	5,029	0.62
Certificates of deposit	4,574,710	45,170	1.99	4,953,533	34,301	1.40
Total interest-bearing deposits	14,857,789	78,022	1.06	14,519,147	46,463	0.65
Total deposits	18,808,236	78,022	0.84	18,331,912	46,463	0.51
Borrowings:
Short-term borrowings	307,347	4,088	2.65	3,532	37	2.14
Long-term borrowings	1,579,613	26,847	3.39	1,477,531	21,087	2.87
Total borrowings	1,886,960	30,935	3.27	1,481,063	21,124	2.87
Total interest-bearing liabilities	16,744,749	108,957	1.31	16,000,210	67,587	0.85
Total deposits and borrowings	20,695,196	108,957	1.06	19,812,975	67,587	0.69
Accrued expenses and other liabilities	979,359			736,201
Total liabilities	21,674,555			20,549,176
Total TCF Financial Corp. stockholders' equity	2,594,778			2,520,396
Non-controlling interest in subsidiaries	27,089			25,938
Total equity	2,621,867			2,546,334
Total liabilities and equity	$24,296,422			$23,095,510
Net interest income and margin		$504,290	4.49		$498,154	4.63

(1)	Interest and yields are presented on a fully tax-equivalent basis.

(2)	Annualized

(3)	The yield on tax-exempt debt securities available for sale is computed on a tax-equivalent basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include non-accrual loans and leases and are presented net of unearned income.

Provision for Credit Losses  The provision for credit losses was $13.6 million and $23.7 million for the second quarter and first six months of 2019, respectively, compared with $14.2 million and $25.6 million for the same periods in 2018. The decrease from the second quarter of 2018 was primarily due to a decrease in the provision for credit losses attributable to the auto finance portfolio, partially offset by increases in the provision for credit losses attributable to the commercial and leasing and equipment finance portfolios. The decrease from the first six months of 2018 was primarily due to decreases in the provision for credit losses attributable to the auto finance and commercial portfolios, partially offset by increases in the provision for credit losses attributable to the inventory finance and leasing and equipment finance portfolios. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses, which is a critical accounting estimate. TCF's evaluation of incurred losses is based on historical loss rates multiplied by the respective portfolio's loss emergence period. Factors utilized in the determination and allocation of the allowance for loan and lease losses and the related provision for credit losses include historical trends in loss rates, a portfolio's overall risk characteristics, changes in its character or size, risk rating migration, delinquencies, collateral values, economic outlook and prevailing economic conditions.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Non-interest Income  The components of non-interest income were as follows:

	Quarter Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	% / bps
Leasing and equipment finance	$42,126	$42,904	$(778)	(1.8)%
Fees and service charges	32,477	32,670	(193)	(0.6)
Card revenue	15,632	14,962	670	4.5
ATM revenue	4,863	4,933	(70)	(1.4)
Gains on sales of loans, net	10,828	7,192	3,636	50.6
Servicing fee income	4,523	7,484	(2,961)	(39.6)
Gains (losses) on debt securities, net	1,066	24	1,042	N.M.
Other	1,936	3,934	(1,998)	(50.8)
Total non-interest income	$113,451	$114,103	$(652)	(0.6)
Total non-interest income as a percentage of total revenue	31.2%	31.3%		(10) bps

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Leasing and equipment finance	$83,265	$84,751	$(1,486)	(1.8)%
Fees and service charges	63,801	63,421	380	0.6
Card revenue	29,875	28,721	1,154	4.0
ATM revenue	9,303	9,583	(280)	(2.9)
Gains on sales of loans, net	18,800	16,315	2,485	15.2
Servicing fee income	9,633	15,779	(6,146)	(39.0)
Gains (losses) on debt securities, net	1,517	87	1,430	N.M.
Other	4,283	7,650	(3,367)	(44.0)
Total non-interest income	$220,477	$226,307	$(5,830)	(2.6)
Total non-interest income as a percentage of total revenue	30.5%	31.4%		(90) bps
N.M. Not Meaningful

Gains on Sales of Loans, Net Net gains on sales of loans were $10.8 million and $18.8 million for the second quarter and first six months of 2019, respectively, compared with $7.2 million and $16.3 million for the same periods in 2018. The increases from both periods were primarily due to higher volume of consumer real estate loans sold. TCF sold $280.7 million and $499.8 million of consumer real estate loans during the second quarter and first six months of 2019, respectively, compared with $181.7 million and $448.0 million during the same periods in 2018.

Servicing Fee Income  Servicing fee income was $4.5 million on $3.2 billion of average loans and leases serviced for others and $9.6 million on $3.3 billion of average loans and leases serviced for others for the second quarter and first six months of 2019, respectively, compared with $7.5 million on $4.1 billion of average loans and leases serviced for others and $15.8 million on $4.3 billion of average loans and leases serviced for others for the same periods in 2018. The decreases from both periods were primarily due to continued run-off in the auto finance serviced for others portfolio.

Gains (Losses) on Debt Securities, Net Net gains on debt securities were $1.1 million and $1.5 million for the second quarter and first six months of 2019, respectively, compared with $24 thousand and $87 thousand for the same periods in 2018. During the second quarter and first six months of 2019, TCF sold $201.3 million and $406.7 million, respectively, of obligations of states and political subdivisions debt securities available for sale and recognized net gains of $1.1 million and $1.5 million, respectively. There were no sales of debt securities available for sale during the second quarter and first six months of 2018. The net gains on debt securities for the first six months of 2019 and 2018 also included recoveries on previously impaired debt securities held to maturity.

Non-interest Expense  The components of non-interest expense were as follows:

	Quarter Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	% / bps
Compensation and employee benefits	$114,369	$120,575	$(6,206)	(5.1)%
Occupancy and equipment	41,828	40,711	1,117	2.7
Lease financing equipment depreciation	19,133	17,945	1,188	6.6
Foreclosed real estate and repossessed assets, net	2,448	3,857	(1,409)	(36.5)
Merger-related expenses	4,226	—	4,226	N.M.
Other	54,845	88,951	(34,106)	(38.3)
Total non-interest expense	$236,849	$272,039	$(35,190)	(12.9)
Efficiency ratio	65.11%	74.55%		(944)	bps
Adjusted efficiency ratio(1)	63.95	65.78		(183)

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Compensation and employee benefits	$235,926	$244,415	$(8,489)	(3.5)%
Occupancy and equipment	83,565	81,225	2,340	2.9
Lease financing equipment depreciation	38,389	35,219	3,170	9.0
Foreclosed real estate and repossessed assets, net	7,078	8,773	(1,695)	(19.3)
Merger-related expenses	13,684	—	13,684	N.M.
Other	111,282	148,387	(37,105)	(25.0)
Total non-interest expense	$489,924	$518,019	$(28,095)	(5.4)
Efficiency ratio	67.88%	71.92%		(404)	bps
Adjusted efficiency ratio(1)	65.99	67.47		(148)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and Employee Benefits Expense Compensation and employee benefits expense was $114.4 million and $235.9 million for the second quarter and first six months of 2019, respectively, compared with $120.6 million and $244.4 million for the same periods in 2018. The decrease from the second quarter of 2018 was primarily due to lower commissions, insurance expense and incentive compensation. The decrease from the first six months of 2018 was primarily due to lower incentive compensation and commissions.

Lease Financing Equipment Depreciation Lease financing equipment depreciation was $19.1 million and $38.4 million for the second quarter and first six months of 2019, respectively, compared with $17.9 million and $35.2 million for the same periods in 2018. The increases from both periods were primarily due to higher balances of leased equipment.

Merger-related Expenses Merger-related expenses for the proposed merger with Chemical were $4.2 million and $13.7 million for the second quarter and first six months of 2019, respectively, and consisted primarily of professional fees, legal and severance expenses.

Other Non-interest Expense Other non-interest expense was $54.8 million and $111.3 million for the second quarter and first six months of 2019, respectively, compared with $89.0 million and $148.4 million for the same periods in 2018. The decreases from both periods were primarily due to the $32.0 million settlement with the CFPB and OCC in the second quarter of 2018 and lower advertising and marketing expense and FDIC insurance expense. See Note 16. Other Non-interest Expense of Notes to Consolidated Financial Statements for further information.

Income Taxes  Income tax expense was $19.3 million, or 17.0% of income before income tax expense, and $40.6 million, or 19.5% of income before income tax expense, for the second quarter and first six months of 2019, respectively, compared with $16.4 million, or 20.9% of income before income tax expense, and $38.0 million, or 21.5% of income before income tax expense, for the same periods in 2018. The lower effective tax rates for the second quarter and first six months of 2019 were impacted by favorable state tax examination developments.

Reportable Segment Results The Company's reportable segments are Consumer Banking, Wholesale Banking and Enterprise Services. See Note 17. Reportable Segments of Notes to Consolidated Financial Statements for further information regarding net income (loss), revenues and assets for each of TCF's reportable segments.

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

Consumer Banking generated net income available to common stockholders of $35.2 million and $63.4 million for the second quarter and first six months of 2019, respectively, compared with $6.0 million and $33.9 million for the same periods in 2018. The increases in net income available to common stockholders from both periods were primarily due to the $32.0 million settlement with the CFPB and OCC in the second quarter of 2018.

Consumer Banking net interest income was $135.4 million and $273.4 million for the second quarter and first six months of 2019, respectively, compared with $139.5 million and $279.4 million for the same periods in 2018. The decreases in net interest income from both periods were primarily due to lower average balances of auto finance loans and increased cost of deposits, partially offset by higher net funds transfer pricing credits, higher average balances of fixed-rate consumer real estate loans, lower interest expense on inter-company borrowings and increased average yields on the variable- and adjustable-rate consumer real estate portfolio.

Consumer Banking provision for credit losses was $4.8 million and $12.1 million for the second quarter and first six months of 2019, respectively, compared with $10.9 million and $19.8 million for the same periods in 2018. The decreases in the provision for credit losses from both periods were primarily due to decreases in the provision for credit losses attributable to the auto finance portfolio. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Consumer Banking non-interest income was $67.4 million and $129.3 million for the second quarter and first six months of 2019, respectively, compared with $66.4 million and $133.5 million for the same periods in 2018. The increase in non-interest income from the second quarter of 2018 was primarily due to increased net gains on sales of loans primarily due to higher volume of consumer real estate loans sold, partially offset by decreased servicing fee income due to continued run-off in the auto finance serviced for others portfolio. The decrease in non-interest income from the first six months of 2018 was primarily due to decreased servicing fee income due to continued run-off in the auto finance serviced for others portfolio, partially offset by increased net gains on sales of loans primarily due to higher volume of consumer real estate loans sold. Servicing fee income attributable to the Consumer Banking segment was $4.3 million and $9.2 million for the second quarter and first six months of 2019, respectively, compared with $7.0 million and $15.0 million for the same periods in 2018. Average Consumer Banking loans serviced for others were $2.7 billion and $2.8 billion for the second quarter and first six months of 2019, respectively, compared with $3.7 billion and $3.9 billion for the same periods in 2018.

Consumer Banking non-interest expense was $152.1 million and $307.9 million for the second quarter and first six months of 2019, respectively, compared with $186.7 million and $348.2 million for the same periods in 2018. The decreases in non-interest expense from both periods were primarily due to the $32.0 million settlement with the CFPB and OCC in the second quarter of 2018, decreased compensation and employee benefits expense due to reduced headcount in the auto finance business, as well as lower advertising and marketing expense and FDIC insurance expense.

Wholesale Banking

Wholesale Banking is comprised of commercial banking, leasing and equipment finance, and inventory finance. TCF's wholesale banking strategy is primarily to originate high credit quality secured loans and leases for investment.

Wholesale Banking generated net income available to common stockholders of $36.1 million and $74.8 million for the second quarter and first six months of 2019, respectively, compared with $48.1 million and $93.4 million for the same periods in 2018.

Wholesale Banking net interest income was $95.7 million and $191.5 million for the second quarter and first six months of 2019, respectively, compared with $98.4 million and $194.0 million for the same periods in 2018. The decreases in net interest income from both periods were primarily due to higher net funds transfer pricing charges and higher interest expense on inter-company borrowings, partially offset by higher average balances and increased average yields on the variable- and adjustable-rate wholesale loan portfolios.

Wholesale Banking provision for credit losses was $8.7 million and $11.6 million for the second quarter and first six months of 2019, respectively, compared with $3.3 million and $5.8 million for the same periods in 2018. The increase in the provision for credit losses from the second quarter of 2018 was primarily due to increases in the provision for credit losses attributable to the commercial and leasing and equipment finance portfolios. The increase in the provision for credit losses from the first six months of 2018 was primarily due to increases in the provision for credit losses attributable to the inventory finance and leasing and equipment finance portfolios, partially offset by a decrease in the provision for credit losses attributable to the commercial portfolio. The provision for credit losses is predominantly a function of TCF's reserving methodology used to determine the appropriate level of the allowance for loan and lease losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and Note 7. Allowance for Loan and Lease Losses and Credit Quality Information of Notes to Consolidated Financial Statements.

Wholesale Banking non-interest income was $44.9 million and $89.6 million for the second quarter and first six months of 2019, respectively, compared with $47.4 million and $92.4 million for the same periods in 2018. The decreases in non-interest income from both periods were primarily due to decreased leasing and equipment finance non-interest income.

Wholesale Banking non-interest expense was $81.6 million and $165.7 million for the second quarter and first six months of 2019, respectively, compared with $76.6 million and $152.9 million for the same periods in 2018. The increase in non-interest expense from the second quarter of 2018 was primarily due to higher allocations of other non-interest expense from the Enterprise Services segment, an increase in severance expense and an increase in lease financing equipment depreciation as a result of higher balances of leased equipment. The increase in non-interest expense from the first six months of 2018 was primarily due to increased compensation and employee benefits expense driven by higher salaries, higher allocations of other non-interest expense from the Enterprise Services segment and an increase in lease financing equipment depreciation as a result of higher balances of leased equipment.

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

Enterprise Services generated net income available to common stockholders of $16.6 million and $17.8 million for the second quarter and first six months of 2019, respectively, compared with net income available to common stockholders of $2.1 million and net loss available to common stockholders of $4.9 million for the same periods in 2018.

Enterprise Services net interest income was $19.2 million and $36.3 million for the second quarter and first six months of 2019, respectively, compared with $13.0 million and $20.7 million for the same periods in 2018. The increases in net interest income from both periods were primarily due to higher average balances and increased average yields on the debt securities available for sale portfolio, partially offset by increased cost of funds. The increase in net interest income from the first six months of 2018 was also due to higher net funds transfer pricing credits.

Enterprise Services non-interest expense was $3.2 million and $16.3 million for the second quarter and first six months of 2019, respectively, compared with $8.8 million and $16.9 million for the same periods in 2018. The decreases in non-interest expense from both periods were primarily due to decreased compensation and employee benefits expense and higher allocations of other non-interest expense to the Wholesale Banking segment, partially offset by merger-related expenses of $4.1 million and $13.5 million for the second quarter and first six months of 2019, respectively. The decrease in compensation and employee benefits expense from the second quarter of 2018 was primarily due to lower insurance expense, lower salary expense and lower incentive compensation. The decrease in compensation and employee benefits expense from the first six months of 2018 was primarily due to lower incentive compensation and lower salary expense.

Consolidated Financial Condition Analysis

Debt Securities Available for Sale and Debt Securities Held to Maturity Total debt securities available for sale were $3.1 billion at June 30, 2019, compared with $2.5 billion at December 31, 2018. TCF's debt securities available for sale portfolio consists primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, and obligations of states and political subdivisions. The increase in debt securities available for sale was primarily due to the reinvestment of lower yielding obligations of states and political subdivisions into higher yielding fixed-rate mortgage-backed debt securities and the partial reinvestment of the auto finance loan portfolio run-off into the available for sale mortgage-backed debt securities portfolio. TCF may, from time to time, sell debt securities available for sale and utilize the proceeds to reinvest into higher yielding debt securities, reduce borrowings, fund growth in loans and leases or for other corporate purposes. TCF sold $201.3 million and $406.7 million of obligations of states and political subdivisions during the second quarter and first six months of 2019, respectively. There were no sales of debt securities available for sale during the second quarter and first six months of 2018.

Total debt securities held to maturity were $144.9 million at June 30, 2019, compared with $148.9 million at December 31, 2018. TCF's debt securities held to maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost, fair value and fully tax-equivalent yield of debt securities available for sale and debt securities held to maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to prepay.

	At June 30, 2019			At December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Tax-equivalent Yield	Amortized Cost	Fair Value	Tax-equivalent Yield
Debt securities available for sale:
Mortgage-backed securities:
Due in 1-5 years	$14,616	$14,556	1.94%	$10,105	$10,033	2.04%
Due in 5-10 years	206,972	212,578	2.56	210,522	208,514	2.54
Due after 10 years	2,671,584	2,722,392	3.18	1,710,073	1,694,647	3.05
Obligations of states and political subdivisions:
Due in 1-5 years	—	—	—	14,359	14,342	2.39
Due in 5-10 years	33,268	34,448	2.74	299,310	295,254	2.51
Due after 10 years	122,396	125,829	2.87	252,635	247,275	2.72
Total debt securities available for sale	$3,048,836	$3,109,803	3.11	$2,497,004	$2,470,065	2.90

Debt securities held to maturity:
Mortgage-backed securities:
Due in 5-10 years	$63	$70	6.50%	$30	$32	6.50%
Due after 10 years	141,235	147,087	2.51	146,022	146,435	2.56
Other securities:
Due in 1-5 years	3,150	3,150	2.82	2,400	2,400	2.92
Due in 5-10 years	400	400	3.00	400	400	3.00
Due after 10 years	71	71	6.00	—	—	—
Total debt securities held to maturity	$144,919	$150,778	2.52	$148,852	$149,267	2.57

See Note 5. Debt Securities Available for Sale and Debt Securities Held to Maturity of Notes to Consolidated Financial Statements for further information regarding TCF's debt securities available for sale and debt securities held to maturity.

Loans and Leases  Information about loans and leases held in TCF's portfolio was as follows:

	At June 30, 2019		At December 31, 2018		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Consumer real estate:
First mortgage lien	$2,472,066	12.9%	$2,444,380	12.8%	$27,686	1.1%
Junior lien	2,821,099	14.7	2,965,960	15.6	(144,861)	(4.9)
Total consumer real estate	5,293,165	27.6	5,410,340	28.4	(117,175)	(2.2)
Commercial:
Commercial real estate	3,262,288	17.0	2,908,147	15.3	354,141	12.2
Commercial business	923,523	4.8	943,156	4.9	(19,633)	(2.1)
Total commercial	4,185,811	21.8	3,851,303	20.2	334,508	8.7
Leasing and equipment finance	4,826,785	25.2	4,699,740	24.6	127,045	2.7
Inventory finance	3,404,214	17.7	3,107,356	16.3	296,858	9.6
Auto finance	1,456,138	7.6	1,982,277	10.4	(526,139)	(26.5)
Other	18,341	0.1	21,295	0.1	(2,954)	(13.9)
Total loans and leases	$19,184,454	100.0%	$19,072,311	100.0%	$112,143	0.6

Consumer Real Estate The consumer real estate portfolio is secured by mortgages on residential real estate and consisted of $2.5 billion of first mortgage lien loans and $2.8 billion of junior lien loans at June 30, 2019, compared with $2.4 billion and $3.0 billion, respectively, at December 31, 2018. The decrease in the consumer real estate portfolio was primarily due to sales of loans and payments received outpacing originations, partially offset by loan purchases. Loans are originated for investment and for sale. Consumer real estate originations were $546.2 million and $934.8 million for the second quarter and first six months of 2019, respectively, compared with $536.8 million and $969.3 million for the same periods in 2018. TCF sold $280.7 million and $499.8 million of consumer real estate loans during the second quarter and first six months of 2019, respectively, compared with $181.7 million and $448.0 million during the same periods in 2018. At June 30, 2019, 53.9% of the consumer real estate portfolio was in TCF's primary banking markets, compared with 53.7% at December 31, 2018. At June 30, 2019, 55.0% of the consumer real estate portfolio carried a variable or adjustable interest rate generally tied to the prime rate, compared with 56.7% at December 31, 2018. At June 30, 2019, 47.6% of TCF's consumer real estate loans consisted of closed-end loans, compared with 46.2% at December 31, 2018. TCF's closed-end consumer real estate loans require payments of principal and interest over a fixed term.

The average Fair Isaac Corporation ("FICO®") credit score at loan origination for the consumer real estate portfolio was 740 at both June 30, 2019 and December 31, 2018. As part of TCF's credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the consumer real estate portfolio was 737 at both June 30, 2019 and December 31, 2018.

TCF's consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value at origination. TCF also has not originated consumer real estate loans with multiple payment options or loans with "teaser" interest rates. At June 30, 2019, 79.0% of the consumer real estate portfolio had been originated since January 1, 2009 with annualized net charge-offs of 0.03% for the first six months of 2019.

The consumer real estate junior lien portfolio was comprised of $2.7 billion of home equity lines of credit ("HELOCs") and $153.1 million of amortizing consumer real estate junior lien mortgage loans at June 30, 2019, compared with $2.8 billion and $164.8 million, respectively, at December 31, 2018. At June 30, 2019, $2.4 billion of the consumer real estate junior lien HELOCs had a 10-year interest-only draw period and a 20-year amortization repayment period, compared with $2.5 billion at December 31, 2018. At June 30, 2019 and December 31, 2018, all of these loans were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2019, $268.7 million of the consumer real estate junior lien HELOCs were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years, compared with $308.8 million at December 31, 2018. At June 30, 2019, 17.3% of these loans mature prior to 2025. Outstanding balances on consumer real estate lines of credit were 64.1% of total lines of credit at June 30, 2019, compared with 66.1% at December 31, 2018.

Commercial The commercial portfolio consisted of $3.3 billion of commercial real estate loans and $923.5 million of commercial business loans at June 30, 2019, compared with $2.9 billion and $943.2 million, respectively, at December 31, 2018. The increase in the commercial real estate portfolio was primarily due to strong loan originations. Total commercial originations were $822.5 million and $1.4 billion for the second quarter and first six months of 2019, respectively, compared with $590.5 million and $1.1 billion for the same periods in 2018. At June 30, 2019, 69.1% of TCF's commercial real estate loans outstanding were secured by properties located in TCF's primary banking markets, compared with 68.6% at December 31, 2018. With an emphasis on secured lending, essentially all of TCF's commercial loans were secured either by properties or other business assets at June 30, 2019 and December 31, 2018. At June 30, 2019, 80.9% of the commercial portfolio carried a variable or adjustable interest rate, compared with 78.3% at December 31, 2018.

Leasing and Equipment Finance The leasing and equipment finance portfolio consisted of $2.6 billion of leases and $2.2 billion of loans at June 30, 2019, compared with $2.5 billion and $2.2 billion, respectively, at December 31, 2018. The increase in the leasing and equipment finance portfolio was primarily due to increased originations. Leasing and equipment finance originations (including operating lease originations) were $678.2 million and $1.2 billion for the second quarter and first six months of 2019, respectively, compared with $511.5 million and $944.3 million for the same periods in 2018. The uninstalled backlog of approved transactions was $652.1 million at June 30, 2019, compared with $572.4 million at December 31, 2018.

Inventory Finance The inventory finance portfolio consisted of $3.4 billion of loans at June 30, 2019, compared with $3.1 billion at December 31, 2018. The increase was primarily due to strong originations in both the lawn and garden and powersports marketing segments. Inventory finance originations were $2.6 billion and $4.9 billion for the second quarter and first six months of 2019, respectively, compared with $2.4 billion and $4.8 billion for the same periods in 2018. Origination levels are impacted by the velocity of fundings and repayments with dealers. TCF's inventory finance customers included more than 10,900 active dealers at June 30, 2019, compared with more than 10,800 active dealers at December 31, 2018.

Auto Finance The auto finance portfolio consisted of $1.5 billion of loans at June 30, 2019, compared with $2.0 billion at December 31, 2018. The decrease was due to run-off of the portfolio. The auto finance portfolio consisted of 20.7% new auto loans and 79.3% used auto loans at June 30, 2019 and December 31, 2018.

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

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)	60 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases(1)
Consumer real estate:
First mortgage lien	$4,097	0.17%	$4,557	0.19%
Junior lien	1,647	0.06	1,213	0.04
Total consumer real estate	5,744	0.11	5,770	0.11
Commercial	2	—	1	—
Leasing and equipment finance	11,849	0.25	10,638	0.23
Inventory finance	16	—	310	0.01
Auto finance	7,759	0.54	11,657	0.59
Other	28	0.15	28	0.14
Subtotal	25,398	0.13	28,404	0.15
Portfolios acquired with deteriorated credit quality	452	19.87	178	4.65
Total	$25,850	0.14	$28,582	0.15

(1)	Excludes non-accrual loans and leases

Loan Modifications  Troubled debt restructuring ("TDR") loans were as follows:

	At June 30, 2019			At December 31, 2018
(Dollars in thousands)	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Non-accrual TDR Loans	Total TDR Loans
Consumer real estate	$78,686	$17,471	$96,157	$80,739	$16,192	$96,931
Commercial	38,882	545	39,427	4,174	3,946	8,120
Leasing and equipment finance	6,777	1,942	8,719	8,491	1,754	10,245
Inventory finance	131	2	133	—	453	453
Auto finance	4,262	6,646	10,908	5,054	6,362	11,416
Other	—	—	—	1	—	1
Total	$128,738	$26,606	$155,344	$98,459	$28,707	$127,166
Over 60-day delinquency as a percentage of total accruing TDR loans	<0.01%	N.A.	N.A.	0.51%	N.A.	N.A.
N.A. Not Applicable

Total TDR loans were $155.3 million at June 30, 2019, compared with $127.2 million at December 31, 2018. Accruing TDR loans were $128.7 million at June 30, 2019, compared with $98.5 million at December 31, 2018. The increase in accruing TDR loans was primarily due to the modification of one commercial loan. Non-accrual TDR loans were $26.6 million at June 30, 2019, compared with $28.7 million at December 31, 2018. The decrease in non-accrual TDR loans was primarily due to a decrease in commercial non-accrual TDR loans, partially offset by an increase in consumer real estate non-accrual TDR loans.

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

TCF typically reduces a consumer real estate customer's contractual payments by reducing the interest rate by an amount appropriate for the borrower's financial condition. Loans discharged in Chapter 7 bankruptcy where the borrower did not reaffirm the debt are reported as non-accrual TDR loans upon discharge as a result of the removal of the borrower's personal liability on the loan. These loans may return to accrual status when TCF expects full repayment of the remaining pre-discharged contractual principal and interest. At June 30, 2019, 81.8% of total consumer real estate TDR loans were accruing and TCF recognized more than 62% of the original contractual interest due on accruing consumer real estate TDR loans for both the second quarter and first six months of 2019, by modifying the loans to qualified customers instead of foreclosing on the property. At June 30, 2019, collection of principal and interest under the modified terms was reasonably assured on all accruing consumer real estate TDR loans.

Non-performing Assets  Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Non-accrual loans and leases:
Consumer real estate	$67,446	$58,765
Commercial	6,793	15,025
Leasing and equipment finance	22,708	15,264
Inventory finance	2,413	8,283
Auto finance	8,633	8,578
Other	—	3
Total non-accrual loans and leases	107,993	105,918
Other real estate owned:
Consumer real estate	11,271	13,519
Commercial real estate	693	3,884
Total other real estate owned	11,964	17,403
Total non-performing assets	$119,957	$123,321

Non-accrual loans and leases as a percentage of total loans and leases	0.56%	0.56%

Non-performing assets as a percentage of total loans and leases and other real estate owned	0.62	0.65

Allowance for loan and lease losses as a percentage of non-accrual loans and leases	135.66	148.65

Non-performing assets were $120.0 million at June 30, 2019, compared with $123.3 million at December 31, 2018. The decrease was primarily due to decreases in commercial and inventory finance non-accrual loans and other real estate owned, partially offset by increases in consumer real estate and leasing and equipment finance non-accrual loans and leases.

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

Most of TCF's non-accrual loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of non-accrual loans and leases were as follows:

	At or For the Quarter Ended June 30, 2019
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$65,518	$7,529	$20,235	$969	$9,033	$1	$103,285
Additions	12,456	7,618	10,059	3,876	3,051	14	37,074
Charge-offs	(1,611)	(3,461)	(2,186)	(358)	(658)	(14)	(8,288)
Transfers to other assets	(4,150)	—	(2,190)	(148)	(644)	—	(7,132)
Return to accrual status	(1,629)	—	(246)	(824)	—	—	(2,699)
Payments received	(2,890)	(5,100)	(2,964)	(1,115)	(2,149)	(1)	(14,219)
Other, net	(248)	207	—	13	—	—	(28)
Balance, end of period	$67,446	$6,793	$22,708	$2,413	$8,633	$—	$107,993

	At or For the Six Months Ended June 30, 2019
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Balance, beginning of period	$58,765	$15,025	$15,264	$8,283	$8,578	$3	$105,918
Additions	29,293	7,618	22,142	10,371	6,943	47	76,414
(Charge-offs)	(3,022)	(5,561)	(3,868)	(2,007)	(1,316)	(49)	(15,823)
Transfers to other assets	(7,959)	—	(4,960)	(2,920)	(1,344)	—	(17,183)
Return to accrual status	(3,395)	(3,844)	(479)	(2,894)	—	—	(10,612)
Payments received	(5,850)	(8,904)	(5,391)	(8,431)	(4,228)	(1)	(32,805)
Other, net	(386)	2,459	—	11	—	—	2,084
Balance, end of period	$67,446	$6,793	$22,708	$2,413	$8,633	$—	$107,993

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

Loans and leases by portfolio and regulatory classification were as follows:

	At June 30, 2019
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,215,167	$3,517	$74,481	$—	$5,293,165
Commercial	4,031,131	98,681	55,999	—	4,185,811
Leasing and equipment finance	4,739,597	44,855	42,333	—	4,826,785
Inventory finance	3,218,227	119,968	66,019	—	3,404,214
Auto finance	1,437,793	790	17,555	—	1,456,138
Other	18,314	—	27	—	18,341
Total loans and leases	$18,660,229	$267,811	$256,414	$—	$19,184,454

	At December 31, 2018
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Consumer real estate	$5,338,036	$7,353	$64,951	$—	$5,410,340
Commercial	3,753,229	42,315	55,759	—	3,851,303
Leasing and equipment finance	4,621,229	42,236	36,275	—	4,699,740
Inventory finance	2,931,221	111,804	64,331	—	3,107,356
Auto finance	1,960,580	1,302	20,395	—	1,982,277
Other	21,264	—	31	—	21,295
Total loans and leases	$18,625,559	$205,010	$241,742	$—	$19,072,311

Total classified loans and leases were $256.4 million at June 30, 2019, compared with $241.7 million at December 31, 2018. The increase was primarily due to increases in the consumer real estate and leasing and equipment finance classified loans and leases, partially offset by a decrease in auto finance classified loans.

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

The Company considers the allowance for loan and lease losses of $146.5 million appropriate to cover losses incurred in the loan and lease portfolios at June 30, 2019. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the allowance for loan and lease losses due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during TCF's ongoing credit review process or regulatory requirements. Among other factors, an economic slowdown, increasing levels of unemployment, a decline in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is expected to absorb losses from any segment of the portfolio. The allocation of TCF's allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

Detailed Information regarding TCF's allowance for loan and lease losses was as follows:

	At June 30, 2019		At December 31, 2018
	Credit Loss Reserves		Credit Loss Reserves
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Consumer real estate:
First mortgage lien	$21,102	0.85%	$21,436	0.88%
Junior lien	22,878	0.81	23,430	0.79
Total consumer real estate	43,980	0.83	44,866	0.83
Commercial:
Commercial real estate	22,747	0.70	22,877	0.79
Commercial business	14,042	1.52	18,305	1.94
Total commercial	36,789	0.88	41,182	1.07
Leasing and equipment finance	26,270	0.54	23,791	0.51
Inventory finance	12,733	0.37	12,456	0.40
Auto finance	25,940	1.78	34,329	1.73
Other	791	4.31	822	3.86
Total allowance for loan and lease losses	146,503	0.76	157,446	0.83
Other credit loss reserves:
Reserves for unfunded commitments	1,936	N.A.	1,429	N.A.
Total credit loss reserves	$148,439	0.77	$158,875	0.83
N.A. Not Applicable

Net loan and lease charge-offs for the second quarter and first six months of 2019 were $14.1 million, or 0.29% of average loans and leases (annualized), and $32.7 million, or 0.34% of average loans and leases (annualized), respectively, compared with $12.8 million, or 0.27%, and $26.9 million, or 0.28%, for the same periods in 2018. The increases in net loan and lease charge-offs from the second quarter and first six months of 2018 were primarily due to increased net charge-offs in the commercial portfolio, partially offset by decreased net charge-offs in the auto finance portfolio. The increase in net loan and lease charge-offs from the first six months of 2018 was also due to increased net charge-offs in the inventory finance portfolio.

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

TCF Bank had $105.3 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2019, compared with $208.4 million at December 31, 2018. Certain debt securities held to maturity and debt securities available for sale provide the ability to liquidate or pledge unencumbered securities as needed. At June 30, 2019, the fair value of these securities was $3.3 billion, of which $1.5 million was pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $153.4 million at June 30, 2019, compared with $90.4 million at December 31, 2018.

Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. In addition to deposits, TCF receives funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. TCF primarily borrows from the Federal Home Loan Bank (the "FHLB") of Des Moines. TCF had $1.2 billion of additional borrowing capacity at the FHLB of Des Moines at June 30, 2019, as well as access to the Federal Reserve Discount Window. In addition, TCF maintains a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of TCF's funds.

TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with a counterparty, which is guaranteed by TCF Bank. TCFCFC had $764 thousand (USD) outstanding under the line of credit with the counterparty at June 30, 2019 and no outstanding borrowings at December 31, 2018.

Deposits  Deposits were $19.1 billion at June 30, 2019, compared with $18.9 billion at December 31, 2018.

Non-interest bearing checking accounts represented 21.2% of total deposits at June 30, 2019, compared with 20.7% of total deposits at December 31, 2018. TCF's weighted-average interest rates for deposits, including non-interest bearing deposits, were 0.86% and 0.84% for the second quarter and first six months of 2019, respectively, compared with 0.52% and 0.51% for the same periods in 2018.

Certificates of deposit were $4.6 billion at June 30, 2019, compared with $4.8 billion at December 31, 2018. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at June 30, 2019 were as follows:

(In thousands)
Three months or less	$473,236
Over three through six months	656,848
Over six through 12 months	964,122
Over 12 months	109,404
Total	$2,203,610

Borrowings  Borrowings were $2.0 billion at June 30, 2019, compared with $1.4 billion at December 31, 2018. The increase in borrowings was primarily due to an increase in short-term FHLB advances of $350.0 million and the offering of $150.0 million of fixed-to-floating rate subordinated notes.

See Note 9. Long-term Borrowings of Notes to Consolidated Financial Statements for further information regarding TCF's long-term borrowings.

Capital Management  TCF is committed to managing capital to maintain protection for stockholders, depositors and creditors. TCF employs a variety of capital management tools to achieve its capital goals, including, but not limited to, dividends, public offerings of preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. TCF maintains a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to TCF's stockholders, while ensuring that past and prospective earnings retention is consistent with TCF's capital needs for growth, as well as asset quality and overall financial condition. TCF and TCF Bank manage their capital levels to exceed all regulatory capital requirements. All regulatory capital requirements were met at June 30, 2019 and December 31, 2018. See Note 10. Regulatory Capital Requirements of Notes to Consolidated Financial Statements for further information.

Equity  Total equity was $2.7 billion, or 11.0% of total assets, at June 30, 2019, compared with $2.6 billion, or 10.8% of total assets, at December 31, 2018.

Treasury Stock and Other Treasury stock and other was $265.0 million at June 30, 2019, compared with $252.2 million at December 31, 2018. The increase was primarily due to repurchases of TCF common stock, partially offset by reissuances of shares of treasury stock for grants of restricted stock awards and vesting of restricted stock units. TCF repurchased $26.5 million of its common stock during the second quarter and first six months of 2019, compared with repurchases of $68.2 million and $125.9 million during the same periods in 2018. At June 30, 2019, TCF had the authority to repurchase an additional $51.6 million in aggregate value of shares, pursuant to its share repurchase program. TCF reissued 378,385 and 672,839 shares of treasury stock with a value of $8.7 million and $15.5 million during the second quarter and first six months of 2019, respectively. There were no reissuances of shares of treasury stock during the second quarter and first six months of 2018.

Common Stock Dividends Dividends to common stockholders on a per share basis were 15.0 cents for both the second quarter of 2019 and 2018. TCF's common stock dividend payout ratio was 27.8% for the second quarter of 2019, compared with 44.1% for the same period in 2018. TCF Financial's primary funding sources for dividends are earnings and dividends received from TCF Bank.

Common Stockholders' Equity Total common stockholders' equity was $2.5 billion, or 10.22% of total assets, at June 30, 2019, compared with $2.4 billion, or 9.99%, at December 31, 2018. Tangible common stockholders' equity was $2.3 billion, or 9.58% of total tangible assets, at June 30, 2019, compared with $2.2 billion, or 9.32%, at December 31, 2018. Book value per common share was $15.46 at June 30, 2019, compared with $14.45 at December 31, 2018. Tangible book value per common share was $14.39 at June 30, 2019, compared with $13.38 at December 31, 2018. See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures This report contains the following financial measures that are not recognized under generally accepted accounting principles in the United States ("GAAP") (i.e. non-GAAP): ROATCE, adjusted ROATCE, adjusted efficiency ratio, tangible common equity to tangible assets and tangible book value per common share. The adjusted ROATCE and adjusted efficiency ratios are adjusted for merger-related expenses for the second quarter and first six months of 2019 and adjusted for the settlement with the CFPB and OCC for the second quarter and first six months of 2018. Management uses non-GAAP financial measures internally to measure performance and believes that non-GAAP financial measures provide meaningful information to investors that will permit them to assess the Company's capital and ability to withstand unexpected market or economic conditions and to assess the performance of the Company in relation to other banking institutions on the same basis as that applied by management, analysts and banking regulators.

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

The computations of ROATCE and adjusted ROATCE were as follows:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Net income available to common stockholders	(a)	$87,933	$56,255	$155,934	$122,429
Plus: Other intangibles amortization(1)		800	835	1,614	1,666
Less: Related income tax expense		190	201	383	401
Net income available to common stockholders used in ROATCE calculation	(b)	$88,543	$56,889	$157,165	$123,694

Adjusted net income available to common stockholders:
Net income available to common stockholders		$87,933	$56,255	$155,934	$122,429
Plus: Merger-related expenses		4,226	—	13,684	—
Plus: CFPB/OCC settlement adjustment		—	32,000	—	32,000
Plus: Other intangibles amortization(1)		800	835	1,614	1,666
Less: Related income tax expense		1,193	6,692	3,632	6,892
Net income available to common stockholders used in adjusted ROATCE calculation	(c)	$91,766	$82,398	$167,600	$149,203

Average balances:
Total equity		$2,664,016	$2,512,128	$2,621,867	$2,546,334
Less: Non-controlling interest in subsidiaries		29,630	28,654	27,089	25,938
Total TCF Financial Corporation stockholders' equity		2,634,386	2,483,474	2,594,778	2,520,396
Less: Preferred stock		169,302	169,302	169,302	184,767
Average total common stockholders' equity	(d)	2,465,084	2,314,172	2,425,476	2,335,629
Less: Goodwill, net		154,757	154,757	154,757	154,757
Less: Other intangibles, net(1)		19,289	22,672	19,694	22,971
Average tangible common stockholders' equity used in ROATCE calculation	(e)	$2,291,038	$2,136,743	$2,251,025	$2,157,901

Average total common stockholders' equity		$2,465,084	$2,314,172	$2,425,476	$2,335,629
Plus: CFPB/OCC settlement adjustment to average total common stockholders' equity		—	4,205	—	2,114
Less: Goodwill, net		154,757	154,757	154,757	154,757
Less: Other intangibles, net(1)		19,289	22,672	19,694	22,971
Average tangible common stockholders' equity used in adjusted ROATCE calculation	(f)	$2,291,038	$2,140,948	$2,251,025	$2,160,015

ROACE(2)	(a) / (d)	14.27%	9.72%	12.86%	10.48%
ROATCE(2)	(b) / (e)	15.46	10.65	13.96	11.46
Adjusted ROATCE(2)	(c) / (f)	16.02	15.39	14.89	13.81

(1)	Includes non-mortgage servicing assets

(2)	Annualized

The computation of the adjusted efficiency ratio was as follows:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Non-interest expense	(a)	$236,849	$272,039	$489,924	$518,019
Less: Merger-related expenses		4,226	—	13,684	—
Less: CFPB/OCC settlement adjustment		—	32,000	—	32,000
Adjusted non-interest expense	(b)	$232,623	$240,039	$476,240	$486,019

Net interest income		$250,324	$250,799	$501,231	$493,998
Non-interest income		113,451	114,103	220,477	226,307
Total revenue	(c)	$363,775	$364,902	$721,708	$720,305

Efficiency ratio	(a) / (c)	65.11%	74.55%	67.88%	71.92%
Adjusted efficiency ratio	(b) / (c)	63.95	65.78	65.99	67.47

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At June 30, 2019	At December 31, 2018
Total equity		$2,710,518	$2,556,260
Less: Non-controlling interest in subsidiaries		24,858	18,459
Total TCF Financial Corporation stockholders' equity		2,685,660	2,537,801
Less: Preferred stock		169,302	169,302
Total common stockholders' equity	(a)	2,516,358	2,368,499
Less: Goodwill, net		154,757	154,757
Less: Other intangibles, net(1)		18,904	20,518
Tangible common stockholders' equity	(b)	$2,342,697	$2,193,224

Total assets	(c)	$24,626,830	$23,699,612
Less: Goodwill, net		154,757	154,757
Less: Other intangibles, net(1)		18,904	20,518
Tangible assets	(d)	$24,453,169	$23,524,337

Common stock shares outstanding	(e)	162,770,063	163,923,227

Common equity to assets	(a) / (c)	10.22%	9.99%
Tangible common equity to tangible assets	(b) / (d)	9.58	9.32

Book value per common share	(a) / (e)	$15.46	$14.45
Tangible book value per common share	(b) / (e)	14.39	13.38

(1)	Includes non-mortgage servicing assets

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
Certain factors could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: deterioration in general economic, political and banking industry conditions; cyber-security breaches, hacking, denial of service, security breaches, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; fluctuation in interest rates that result in decreases in the value of assets or a mismatch between yields earned on TCF's interest-earning assets and the rates paid on its deposits and borrowings; lack of access to liquidity; inability to pay and receive dividends; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, security breaches, or diminished availability of counterparties who satisfy our credit quality requirements; adverse developments affecting TCF's branches, including supermarket branches; risks related to developing new products, markets or lines of business; changes in the allowance for loan and lease losses dictated by new market conditions, regulatory requirements or accounting standards; new consumer protection and supervisory requirements or regulatory reform related to capital, leverage, liquidity or risk management; adverse changes in monetary, fiscal or tax policies; heightened regulatory practices or requirements related to enterprise risk management, the Bank Secrecy Act and anti-money laundering compliance activity; deficiencies in TCF's compliance programs or risk mitigation frameworks; the effect of any negative publicity or reputational damage; technological or operational difficulties; failure to keep pace with technological change, including with respect to customer demands or system upgrades; risks related to TCF's loan sales activity; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; litigation or government enforcement actions; ineffective internal controls; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.
This report also contains forward-looking statements regarding TCF's outlook or expectations with respect to the planned merger with Chemical. Examples of forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of TCF and Chemical with respect to their planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the transaction on the combined company's future financial performance (including anticipated accretion to earnings per share, the tangible book value earn-back period and other operating and return metrics) and the timing of the closing of the transaction. Such risks, uncertainties and assumptions, include, among others, the following:

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

•	business disruptions resulting from or following the merger;

•	the potential impact of the merger on relationships with third parties, including customers, vendors, employees and competitors; and

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

	Impact on Net Interest Income
(Dollars in millions)	June 30, 2019
Immediate change in interest rates:
+200 basis points	$56.8	5.7%
+100 basis points	33.0	3.3
-100 basis points	(65.3)	(6.6)

As of June 30, 2019, approximately 67% of TCF's loan and lease balances were expected to reprice, amortize or prepay in the next 12 months and approximately 60% of TCF's deposit balances were low or no cost deposits. TCF believes that the mix of assets repricing compared with low or no cost deposits positions TCF well for rising interest rates. Currently our interest rate risk profile is such that we project net interest income will benefit from a rising rate environment, as our assets reprice faster and to a greater degree than our liabilities. In a declining interest rate environment, our assets would reprice downward to a greater degree than our liabilities. Since 2016, management has taken steps to manage this interest rate risk position. While management continues to take action intended to advance TCF toward being less asset sensitive, the risk of lower net interest income as a result of a declining interest rate environment remains. Since deposit costs are already at a low level, management believes that lower interest rates are unlikely to impact our low or no cost deposits to the same degree as TCF’s interest rate sensitive assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting  There were no changes to TCF's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

From time to time TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the Securities and Exchange Commission ("SEC"), the Federal Reserve, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau which may impose sanctions on TCF for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against TCF, in some cases claiming substantial damages. TCF and other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of TCF's pending legal proceedings,management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

As previously disclosed, in connection with TCF's planned merger with Chemical Financial Corporation ("Chemical"), purported stockholders of TCF filed five putative class action lawsuits and individual lawsuits against TCF and members of TCF's board of directors (collectively, the "Actions"). Three of these lawsuits were filed in the United States District Court for the District of Delaware: Wang v. TCF Financial Corporation et al., 1:19-cv-00661 (filed on April 9, 2019), Parshall v. TCF Financial Corporation et al., 1:19-cv-00663 (filed on April 10, 2019) and White v. TCF Financial Corporation et al., 1:19-cv-00683 (filed on April 12, 2019). One lawsuit was filed in the United States District Court for the Southern District of New York: Harrelson v. TCF Financial Corporation et al., 1:19-cv-03183 (filed on April 10, 2019). And one lawsuit was filed in the Delaware Court of Chancery: Nelson v. TCF Financial Corporation et al., 2019-0335-JTL (filed on May 6, 2019). In general, the Actions asserted claims against TCF and TCF's board of directors, alleging, among other things, that the defendants misstated or failed to disclose certain allegedly material information in the definitive joint proxy statement/prospectus relating to the merger that Chemical and TCF filed with the SEC on May 3, 2019.

TCF believes that the allegations in the Actions were without merit; however, to avoid the costs, risks, nuisance and uncertainties inherent in litigation, TCF voluntarily provided supplemental disclosures related to the merger as set forth in TCF's Current Report on Form 8-K dated May 28, 2019. Plaintiffs in the Actions dismissed their respective complaints with prejudice as to their individual claims and without prejudice to the claims of the members of the putative class.In dismissing the Actions, plaintiffs reserved the right to seek an award of attorneys' fees from the court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the quarter ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30, 2019
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	103,645	21.12	N.A.	N.A.
May 1 to May 31, 2019
Share repurchase program(1)	—	$—	—	$78,052,490
Employee transactions(2)	—	—	N.A.	N.A.
June 1 to June 30, 2019
Share repurchase program(1)	1,324,920	$19.98	1,324,920	$51,557,786
Employee transactions(2)	1,020	19.15	N.A.	N.A.
Total
Share repurchase program(1)	1,324,920	$19.98	1,324,920	$51,557,786
Employee transactions(2)	104,665	21.10	N.A.	N.A.
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
Deposit Agreement dated September 14, 2017 by and among TCF Financial Corporation, Computershare Trust Company N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed September 14, 2017 (No. 171084863)]

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

Dated: July 31, 2019